Form 10-Q
period 2008-03-31
EnteroMedics Inc
filed 2008-05-09
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission file number: 1-33818

ENTEROMEDICS INC.

(Exact name of registrant as specified in its charter)

Delaware	48-1293684
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2800 Patton Road, St. Paul, Minnesota 55113

(Address of principal executive offices, including zip code)

(651) 634-3003

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting entity)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, 16,798,962 shares of the registrant’s Common Stock were outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 and for the period from December 19, 2002 (inception) through March 31, 2008
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and for the period from December 19, 2002 (inception) through March 31, 2008
	Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

SIGNATURES		19

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Registered Trademarks and Trademark Applications: EnteroMedics™, Maestro™, VBLOC™ vagal blocking therapy and the EnteroMedics logo are trademarks of EnteroMedics Inc. and we have applied to register these trademarks in the United States. This Form 10-Q contains other trade names and service marks of EnteroMedics and of other companies.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$41,469,866	$48,732,309
Short-term investments available for sale	4,975,000	5,065,000
Short-term investments held-to-maturity	1,440,747	3,233,568
Interest receivable	24,850	53,177
Other receivables	13,513	43,135
Prepaid expenses and other current assets	702,862	426,718

Total current assets	48,626,838	57,553,907
Property and equipment, net	1,457,776	1,491,768
Other assets	5,000	5,000

Total assets	$50,089,614	$59,050,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$4,641,216	$5,081,025
Accounts payable	499,099	300,342
Accrued expenses	2,401,472	2,370,044

Total current liabilities	7,541,787	7,751,411
Notes payable, less current portion (net discounts of $477,096 and $575,889 at March 31, 2008 and December 31, 2007, respectively)	5,153,567	6,017,744

Total liabilities	12,695,354	13,769,155

Stockholders’ equity:
Common stock, $0.01 par value 50,000,000 shares authorized; 16,798,962 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	167,990	167,990
Additional paid-in capital	109,194,442	108,588,601
Deferred compensation	(36,667)	(41,667)
Deficit accumulated during development stage	(71,931,505)	(63,433,404)

Total stockholders’ equity	37,394,260	45,281,520

Total liabilities and stockholders’ equity	$50,089,614	$59,050,675

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Period from December 19, 2002 (inception) to
	2008	2007	March 31, 2008
Operating expenses:
Research and development	$6,182,965	$4,077,897	$54,537,973
Selling, general and administrative	2,332,509	1,347,983	17,011,573

Total operating expenses	8,515,474	5,425,880	71,549,546
Other income (expense):
Interest income	495,906	415,318	3,333,053
Interest expense	(446,289)	(136,789)	(3,239,836)
Change in value of the convertible preferred stock warrant liability	—	(244,075)	(354,907)
Other, net	(32,244)	(6,398)	(120,269)

Net loss	$(8,498,101)	$(5,397,824)	$(71,931,505)

Net loss per share – basic and diluted	$(0.51)	$(9.16)

Shares used to compute basic and diluted net loss per share	16,798,962	589,187

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,		Period from December 19, 2002 (inception) to March 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(8,498,101)	$(5,397,824)	$(71,931,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	126,665	67,440	769,561
Loss on sale of equipment	—	—	10,272
Employee stock-based compensation	722,944	81,821	1,653,733
Nonemployee stock-based compensation	(112,103)	162,733	3,003,506
Amortization of commitment fees, debt issuance costs and original issue discount	98,793	13,934	1,217,542
Amortization of short-term investment discount	(21,342)	(59,281)	(326,618)
Change in carrying value of warrant liability	—	244,075	354,907
Change in operating assets and liabilities:
Interest receivable	28,327	(31,753)	(24,850)
Other receivables	29,622	22	(13,513)
Prepaid expenses and other current assets	(276,144)	(247,185)	(702,862)
Other assets	—	(7,317)	(5,000)
Accounts payable	191,590	173,647	491,932
Accrued expenses	31,428	(343,738)	2,401,472
Accrued interest payable	—	—	165,822

Net cash used in operating activities	(7,678,321)	(5,343,426)	(62,935,601)

Cash flows from investing activities:
Purchases of short-term investments available for sale	—	—	(5,755,000)
Maturities of short-term investments available for sale	90,000	200,000	780,000
Purchases of short-term investments held-to-maturity	(1,185,837)	(1,769,678)	(22,414,129)
Maturities of short-term investments held-to-maturity	3,000,000	4,750,000	21,300,000
Purchases of property and equipment	(85,506)	(270,718)	(2,230,442)

Net cash provided by (used in) investing activities	1,818,657	2,909,604	(8,319,571)

Cash flows from financing activities:
Proceeds from stock options exercised	—	10,738	74,233
Proceeds from warrants issued	—	—	15,657
Proceeds from warrants exercised	—	—	187,652
Proceeds from sale of common stock, net of underwriting fees of $3,074,315	—	—	40,874,977
Common stock financing costs	—	—	(1,752,663)
Payment to shareholders for fractional shares upon reverse stock split	—	—	(355)
Proceeds from sale of Series A convertible preferred stock	—	—	1,803,348
Proceeds from sale of Series B convertible preferred stock	—	—	15,300,002
Series B convertible preferred stock financing costs	—	—	(111,079)
Proceeds from sale of Series C convertible preferred stock	—	—	40,825,003
Series C convertible preferred stock financing costs	—	—	(1,486,904)
Proceeds from convertible notes payable	—	—	6,814,846
Proceeds from notes payable	—	—	15,831,121
Repayments on notes payable	(1,402,779)	(640,654)	(5,559,242)
Debt issuance costs	—	—	(91,558)

Net cash provided by (used in) financing activities	(1,402,779)	(629,916)	112,725,038

Net increase (decrease) in cash and cash equivalents	(7,262,443)	(3,063,738)	41,469,866
Cash and cash equivalents:
Beginning of period	48,732,309	17,536,472	—

End of period	$41,469,866	$14,472,734	$41,469,866

Supplemental disclosure:
Interest paid	$341,928	$122,855	$1,875,685
Noncash investing and financing activities:
Cancellation of Alpha Medical, Inc. Series A convertible preferred stock and common stock	$—	$—	$(661,674)
Issuance of Beta Medical, Inc. Series A convertible preferred stock in exchange for Alpha Medical, Inc. Series A convertible preferred stock and common stock	—	—	661,674
Value of warrants issued with debt	—	—	966,830
Value of warrants issued for debt commitment	—	—	636,250
Value of warrants issued with Series C financing	—	—	735,438
Conversion of notes payable to Series B convertible preferred shares	—	—	1,564,843
Conversion of interest payable to Series B convertible preferred shares	—	—	34,809
Conversion of notes payable to Series C convertible preferred shares	—	—	5,250,003
Conversion of interest payable to Series C convertible preferred shares	—	—	131,013
Options issued for deferred compensation	—	—	10,898
Common stock issued to Mayo Foundation and for deferred compensation	—	—	1,770,904
Reclassification of convertible preferred stock warrant liability	—	—	1,090,345
Conversion of convertible preferred stock to common stock	—	—	103,138

See accompanying notes to condensed consolidated financial statements.

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies

Description of Business

EnteroMedics Inc. (formerly Beta Medical, Inc.) (the “Company”) is developing implantable systems to treat obesity and other gastrointestinal disorders. The Company was incorporated in the state of Minnesota on December 19, 2002 and was reincorporated in Delaware on July 22, 2004. The Company is in the development stage and since inception has devoted substantially all of its resources to recruiting personnel, developing its product technology, obtaining patents to protect its intellectual property and raising capital, and has not derived revenues from its primary business activity. The Company is headquartered in St. Paul, Minnesota. In January 2006, the Company established EnteroMedics Europe Sárl, a wholly-owned subsidiary located in Switzerland.

Since inception, EnteroMedics has incurred losses through March 31, 2008 totaling approximately $71.9 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. The Company may need to obtain additional financing and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize.

Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s fiscal year ends on December 31.

The accompanying condensed consolidated financial statements and notes thereto are unaudited. In the opinion of the Company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair presentation. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Numerator:
Net loss	$(8,498,101)	$(5,397,824)

Denominator for historical and basic and diluted net loss per share:
Weighted-average common shares outstanding	16,798,962	597,200
Weighted-average unvested common shares subject to repurchase	—	(8,013)

Denominator for net loss per common share—basic and diluted	16,798,962	589,187

Net loss per share—basic and diluted	$(0.51)	$(9.16)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three months ended March 31,
	2008	2007
Convertible preferred stock	—	10,313,842
Stock options outstanding	3,230,734	1,733,385
Warrants to purchase convertible preferred stock	—	376,972
Warrants to purchase common stock	683,235	170,336

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for the Company starting in fiscal 2008 with respect to financial assets and liabilities. The initial adoption of SFAS 157 on January 1, 2008 had no impact on the consolidated financial statements. With respect to non-financial assets and liabilities, SFAS 157 is effective for the Company starting in fiscal 2009. The Company has not determined the impact, if any, the adoption of this statement as it pertains to non-financial assets and liabilities will have on its consolidated financial statements.

The Company uses significant other observable inputs (level 2) to value its short-term investments available for sale. The fair market value of such instruments follows:

March 31, 2008
Short-term investments available for sale	$4,975,000

Total	$4,975,000

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS 115 applies to all entities with investments in available for sale or trading securities. SFAS 159 was effective for the Company starting on January 1, 2008, however, no assets or liabilities have currently been remeasured at fair value.

There have been no other significant changes in recent accounting pronouncements during the three months ended March 31, 2008 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(2)	Commitments

Operating Lease

The Company rents its office, warehouse and laboratory facilities under an operating lease, which expires on September 30, 2008. At March 31, 2008, future minimum payments under the lease are as follows:

Years ending December 31:
Remaining nine months in 2008	$69,576
2009	—

$69,576

(3)	Notes Payable

The Company entered into a loan agreement on December 1, 2004 that provided for equipment loans and growth capital loans up to an aggregate original principal amount of $250,000 and $3,000,000, respectively, through June 30, 2005. The loan agreement was amended on September 29, 2005 providing for additional lender commitments for equipment loans and growth capital loans to the Company up to an aggregate original principal amount of $500,000 and $2,000,000, respectively.

On May 17, 2007 the Company entered into a $15.0 million debt facility with the same lender of the other notes payable. The initial commitment under the debt facility was for $10.0 million and allowed for two $5.0 million draw periods, the first of which was required upon closing. The loan agreement was amended on August 28, 2007 to provide for two draw periods on the second $5.0 million that was available to the Company under the terms of the original agreement. As amended, $2.5 million was available to the Company through August 31, 2007 and the remaining $2.5 million was available to the Company through October 31, 2007. The final $5.0 million commitment is available to the Company under the terms of the debt facility through the end of 2008. The Company is not required to pay any additional equity consideration for this portion of the facility unless it is utilized.

The aggregate amount funded by the lender under the two debt facilities was $15,746,121 at March 31, 2008.

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Scheduled debt principal payments are as follows as of March 31, 2008:

Years Ending December 31:
Remaining nine months in 2008	$3,678,245
2009	3,972,771
2010	2,620,863

10,271,879
Less: Original issue discount	(477,096)

Notes payable, net	$9,794,783

(4)	Stock-based Compensation

As of March 31, 2008, the Company has adopted the EnteroMedics Inc. 2003 Stock Incentive Plan (the Plan) that includes both incentive stock options and nonqualified stock options to be granted to employees, officers, consultants, independent contractors, directors and affiliates of the Company. Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations, and followed the minimum value disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. Employee stock-based compensation determined under APB 25 is recognized over the option vesting period. Accordingly, for those grants made through December 31, 2005, we recognized compensation expense pursuant to APB 25 for stock options granted to employees with an exercise price below the estimated fair value of our common stock on the date of grant. For disclosure purposes pursuant to SFAS 123, we estimated the date of grant fair value using the minimum value option-pricing model.

Effective January 1, 2006, the Company adopted the fair value provisions of Statement of Financial Accounting Standards No. 123R (SFAS 123R), Share-Based Payment, which supersedes its previous accounting under APB 25. SFAS 123R requires the recognition of compensation expense, using a fair-value-based method, for costs related to all share-based payments including stock options. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company adopted SFAS 123R using the prospective transition method, which requires that for nonpublic entities that used the minimum value method for either pro forma or financial statement recognition purposes, SFAS 123R shall be applied to option grants or modifications to existing options after the required effective date. For options granted prior to the new SFAS 123R effective date and for which the requisite service period has not been performed as of January 1, 2006, the Company continues to apply the intrinsic value provisions of APB 25 on the remaining unvested awards. All option grants valued after January 1, 2006 are expensed on a straight-line basis over the vesting period.

The provisions of SFAS 123R retain the previous accounting practices of stock-based compensation arrangements with nonemployees pursuant to Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, which requires measuring the stock options at fair value and remeasuring such stock options to the current fair value until the performance date has been reached.

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Company’s 2003 Stock Incentive Plan for the three months ended March 31, 2008 and 2007 was allocated to operating expenses as follows:

	Three months ended March 31,
	2008	2007
Research and development	$245,388	$132,921
Selling, general and administrative	365,453	111,634

Total	$610,841	$244,555

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As of March 31, 2008 there was $8,478,979 of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted-average period of 3.17 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three months ended March 31, 2008 and 2007:

	Employees		Nonemployees
	Three months ended March 31,		Three months ended March 31,
	2008	2007	2008	2007
Risk-free interest rates	3.49%-3.61%	4.65%-4.76%	3.43%	4.65%-4.76%
Expected life	5-6.25 years	6.25 years	10 years	10 years
Expected dividends	0%	0%	0%	0%
Expected volatility	67.63%-69.25%	58.63%	75.25%	62.88%-63.25%

Option activity under the Company’s 2003 Stock Incentive Plan for the three months ended March 31, 2008 was as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2007	1,647,462	2,101,926	$3.24
Shares reserved	—	—	—
Options granted	(1,128,808)	1,128,808	8.23
Options exercised	—	—	—
Options cancelled	—	—	—

Balance, March 31, 2008	518,654	3,230,734	$4.99

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

We are a development stage medical device company focused on the design and development of devices that use neuroblocking technology to treat obesity and other gastrointestinal disorders. Our proprietary neuroblocking technology, which we refer to as VBLOC therapy, is designed to intermittently block the vagus nerve using high frequency, low energy, electrical impulses. We have a limited operating history and we currently have no products approved for sale. Our initial product under development is the Maestro System, which uses VBLOC therapy to limit the expansion of the stomach, reduce the frequency and intensity of stomach contractions and produce a feeling of early and prolonged fullness. We were formerly known as Beta Medical, Inc. and were incorporated in Minnesota on December 19, 2002. We were reincorporated in Delaware on July 22, 2004. Since inception, we have devoted substantially all of our resources to the development and commercialization of our Maestro System.

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

To date, we have generated no revenue from the sale of products, and we have incurred net losses in each year since our inception. As of March 31, 2008, we had a deficit accumulated during the development stage of $71.9 million. We expect our losses to continue and to increase as we continue our development activities and expand our commercialization activities. We have financed our operations primarily through public and private placement of our equity securities and issuance of debt.

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

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development and clinical and regulatory expenses, incurred in the development of our Maestro System. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. From inception through March 31, 2008, we have incurred a total of $54.5 million in research and development expenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, market development and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, and accounting services, cash management fees, consulting fees and travel expenses. From inception through March 31, 2008, we have incurred $17.0 million in selling, general and administrative expenses.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and 2007

Research and Development Expenses. Research and development expenses were $6.2 million for the three months ended March 31, 2008, compared to $4.1 million for the three months ended March 31, 2007. The increase of $2.1 million, or 51.6%, is primarily due to increases of $416,000, $878,000 and $423,000 in compensation expense, professional services and device costs, respectively, to support EMPOWER clinical study and Maestro RC System development efforts. Part of the increase in research and development expense over the first quarter of 2007 was attributable to $269,000 of employee stock-based compensation due to new options granted since the first quarter of 2007. Nonemployee stock compensation charges decreased $156,000 due to a drop in the fair value of our common stock compared to the first quarter of 2007. We expect our research and development expenses to increase as we continue enrollment in the EMPOWER clinical trial and continue development of the Maestro RC System.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.3 million for the three months ended March 31, 2008, compared to $1.3 million for the three months ended March 31, 2007. The increase of $1.0 million, or 73.0%, is primarily due to a $366,000 increase in professional services expense for public relations, investor relations and legal fees. Additionally, there was a $135,000 increase in compensation expense associated with increased headcount. Included in selling, general and administrative expenses increase over the first quarter of 2007 was $372,000 of stock-based compensation due to new options granted since the first quarter of 2007 and a $119,000 decrease in non-employee stock compensation charges due to a drop in the fair value of our common stock compared to the first quarter of 2007. If we receive FDA approval, we expect our selling, general and administrative expenses to increase substantially with the expected commercial launch of our Maestro System.

Interest Income. Interest income was $496,000 for the three months ended March 31, 2008, compared to $415,000 for the three months ended March 31, 2007. The increase of $81,000, or 19.4%, is primarily due to higher cash, cash equivalents and short-term investment balances in 2008 compared to 2007 as a result of the net $39.1 million raised in our initial public offering in November 2007 and $10.0 million of debt funding throughout 2007, offset by a decrease in short-term interest rates. We expect our quarterly interest income to decrease slightly in the future as we use the proceeds of our initial public offering to fund our operations.

Interest Expense. Interest expense was $446,000 for the three months ended March 31, 2008, compared to $137,000 for the three months ended March 31, 2007. The increase of $309,000, or 226.3%, was primarily due to $10.0 million of debt funding obtained throughout 2007 under the terms of a $15.0 million debt facility agreement entered into on May 17, 2007.

Change in Value of the Convertible Preferred Stock Warrant Liability. The change in value of the convertible preferred stock warrant liability was zero for the three months ended March 31, 2008, compared to $244,000 for the three months ended March 31, 2007. This is the result of a convertible preferred stock warrant liability being recorded on December 11, 2006 when we sold an additional 1,124,480 shares of Series C convertible preferred stock. Upon closing the sale, we had insufficient authorized and unissued shares of Series C convertible preferred stock available to share settle outstanding warrants to purchase Series C convertible preferred stock, resulting in the warrants being reclassified as a liability at the estimated fair value of $735,000 on December 11, 2006 and subsequently remeasured as of December 31, 2006 and March 31, 2007. The fair market value of the warrants as of March 31, 2007 and December 31, 2006 was $973,000 and $729,000, respectively.

Liquidity and Capital Resources

We have incurred losses since our inception in December 2002 and, as of March 31, 2008 we had a deficit accumulated during the development stage of $71.9 million. We have financed our operations to date principally through sale of capital stock, debt financing and interest earned on investments. Prior to our initial public offering of stock in November 2007, we had received net proceeds of $63.2 million from the sale of common stock and preferred stock and $15.8 million in debt financing from a lender that provided $746,000 to finance equipment purchases and $15.0 million to finance working capital. Through our initial public offering we received net proceeds of $39.1 million after expenses and underwriters’ discounts and commissions and including the exercise of the underwriters’ over-allotment option. As of March 31, 2008, we had $47.9 million in cash, cash equivalents and short-term investments. Of this amount $41.2 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, corporate bonds, commercial paper, variable rate demand notes and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.

The remaining unpaid balance of the $10.3 million in debt financing is collateralized by a first security priority lien on all of our assets, excluding intellectual property. We have entered into account control agreements in order to perfect the lender’s first security interest in our cash and investment accounts. In the event we have less than four remaining months of liquidity, we are required to grant a temporary lien on our intellectual property. The number of remaining months of liquidity is calculated by dividing cash and cash equivalents as of the end of any particular month by the sum of our total operating expenses for each of the immediately preceding four months. There are no additional covenants that we are required to maintain under the terms of our debt financing agreements.

Net Cash Used in Operating Activities

Net cash used in operating activities was $7.7 million and $5.3 million for the three months ended March 31, 2008 and 2007, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was partially offset by depreciation and amortization, stock-based compensation and changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $1.8 million and $2.9 million for the three months ended year ended March 31, 2008 and 2007, respectively. Net cash provided by investing activities is primarily related to the proceeds from the maturity of short-term investments partially offset by the purchase of short-term investments and, to a lesser extent, the purchase of property and equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities was $1.4 million and $630,000 for the three months ended March 31, 2008 and 2007, respectively. Net cash used in financing activities is primarily attributable to the repayments of long-term debt.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2007. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities and expenses, as well as related disclosure of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experiences and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

Our significant accounting policies are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission.

Contractual Obligations

During the three months ended March 31, 2008, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2007.

The following table summarizes our contractual obligations as of March 31, 2008 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$69,576	$69,576	$—	$—	$—
Long-term debt	11,706,625	5,557,522	6,149,103	—	—
Other long-term liabilities	350,000	300,000	50,000	—	—

Total contractual cash obligations	$12,126,201	$5,927,098	$6,199,103	$—	$—

The table above reflects only payment obligations that are fixed and determinable. Our operating lease commitments relate to our corporate headquarters in St. Paul, Minnesota. Other long-term liabilities consist of obligations required under the terms of our license agreement with the Mayo Foundation for Medical Education and Research, or Mayo Foundation.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for us starting in fiscal 2008 with respect to financial assets and liabilities. The initial adoption of SFAS 157 on January 1, 2008 had no impact on our consolidated financial statements. With respect to non-financial assets and liabilities, SFAS 157 is effective for us starting in fiscal 2009. We have not yet determined the impact, if any, the adoption of this statement as it pertains to non-financial assets and liabilities will have on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS 115 applies to all entities with investments in available for sale or trading securities. SFAS 159 was effective for us starting on January 1, 2008, however, no assets or liabilities have currently been remeasured at fair value.

There have been no other significant changes in recent accounting pronouncements during the three months ended March 31, 2008 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and short-term investments which have maturities of less than one year. As of March 31, 2008, we had $47.9 million in cash, cash equivalents and short-term investments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of March 31, 2008 our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 1A.	RISK FACTORS

There have been no material changes during the three months ended March 31, 2008 to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

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

Management has broad discretion over the uses of the proceeds of the initial public offering. As of March 31, 2008, we had invested the aggregate net proceeds of approximately $39.1 million from our initial public offering in money market funds.

Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The list of exhibits on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTEROMEDICS INC.

By:	/s/ Mark B. Knudson, Ph.D.
Mark B. Knudson, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Greg S. Lea
Greg S. Lea
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 9, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed on November 9, 2007 (File No. 333-143265)).

3.2	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

4.1	Specimen certificate for shares of common stock (Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on August 14, 2007 (File No. 333-143265)).

4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 6, 2006, by and between the Company and the parties named therein. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.16†	Management Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2008 (File No. 1-33818)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*^	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*^	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Indicates management contract or compensation plan or agreement.
^	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of EnteroMedics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.