Form 10-Q
period 2008-06-30
EnteroMedics Inc
filed 2008-08-07
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, 16,848,717 shares of the registrant’s Common Stock were outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 and for the period from December 19, 2002 (inception) through June 30, 2008	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and for the period from December 19, 2002 (inception) through June 30, 2008	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

SIGNATURES		19

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

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$35,059,429	$48,732,309
Short-term investments available for sale	3,495,429	5,065,000
Short-term investments held-to-maturity	—	3,233,568
Interest receivable	20,998	53,177
Other receivables	13,492	43,135
Prepaid expenses and other current assets	424,112	426,718

Total current assets	39,013,460	57,553,907
Property and equipment, net	1,375,918	1,491,768
Other assets	5,000	5,000

Total assets	$40,394,378	$59,050,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$4,344,425	$5,081,025
Accounts payable	550,215	300,342
Accrued expenses	4,441,544	2,370,044

Total current liabilities	9,336,184	7,751,411
Notes payable, less current portion (net discounts of $386,047 and $575,889 at June 30, 2008 and December 31, 2007, respectively)	4,260,515	6,017,744

Total liabilities	13,596,699	13,769,155

Stockholders’ equity:
Common stock, $0.01 par value 50,000,000 shares authorized; 16,843,056 and 16,798,962 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	168,431	167,990
Additional paid-in capital	109,941,575	108,588,601
Deferred compensation	(31,667)	(41,667)
Accumulated other comprehensive income	5,338	—
Deficit accumulated during development stage	(83,285,998)	(63,433,404)

Total stockholders’ equity	26,797,679	45,281,520

Total liabilities and stockholders’ equity	$40,394,378	$59,050,675

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

					Period from December 19, 2002 (inception) to June 30, 2008
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Operating expenses:
Research and development	$8,911,201	$4,662,909	$15,094,166	$8,740,806	$63,449,174
Selling, general and administrative	2,314,485	2,435,677	4,646,994	3,783,660	19,326,058

Total operating expenses	11,225,686	7,098,586	19,741,160	12,524,466	82,775,232
Other income (expense):
Interest income	285,824	346,259	781,730	761,577	3,618,877
Interest expense	(389,257)	(595,320)	(835,546)	(732,109)	(3,629,093)
Change in value of the convertible preferred stock warrant liability	—	(117,429)	—	(361,504)	(354,907)
Other, net	(25,374)	(13,329)	(57,618)	(19,727)	(145,643)

Net loss	$(11,354,493)	$(7,478,405)	$(19,852,594)	$(12,876,229)	$(83,285,998)

Net loss per share - basic and diluted	$(0.68)	$(12.41)	$(1.18)	$(21.61)

Shares used to compute basic and diluted net loss per share	16,809,989	602,589	16,804,475	595,927

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			Period from December 19, 2002 (inception) to June 30, 2008
	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(19,852,594)	$(12,876,229)	$(83,285,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	264,600	167,440	907,496
Loss on sale of equipment	1,046	—	11,318
Employee stock-based compensation	1,418,372	429,894	2,349,161
Nonemployee stock-based compensation	(78,140)	1,094,361	3,037,469
Amortization of commitment fees, debt issuance costs and original issue discount	189,842	435,483	1,308,591
Amortization of short-term investment discount	(20,452)	(95,006)	(325,728)
Change in carrying value of warrant liability	—	361,504	354,907
Change in operating assets and liabilities:
Interest receivable	32,179	48,590	(20,998)
Other receivables	29,643	32,621	(13,492)
Prepaid expenses and other current assets	2,606	(235,999)	(424,112)
Other assets	—	(172,101)	(5,000)
Accounts payable	203,605	(472,797)	503,947
Accrued expenses	2,071,500	(360,939)	4,441,544
Accrued interest payable	—	—	165,822

Net cash used in operating activities	(15,737,793)	(11,643,178)	(70,995,073)

Cash flows from investing activities:
Purchases of short-term investments available for sale	(3,500,234)	—	(9,255,234)
Maturities of short-term investments available for sale	5,065,000	225,000	5,755,000
Purchases of short-term investments held-to-maturity	(1,185,837)	(2,854,612)	(22,414,129)
Maturities of short-term investments held-to-maturity	4,450,000	11,350,000	22,750,000
Purchases of property and equipment	(103,528)	(555,261)	(2,248,464)

Net cash provided by (used in) investing activities	4,725,401	8,165,127	(5,412,827)

Cash flows from financing activities:
Proceeds from stock options exercised	23,183	12,286	97,416
Proceeds from warrants issued	—	—	15,657
Proceeds from warrants exercised	—	—	187,652
Proceeds from sale of common stock, net of underwriting fees of $3,074,315	—	—	40,874,977
Common stock financing costs	—	—	(1,752,663)
Payment to shareholders for fractional shares upon reverse stock split	—	—	(355)
Proceeds from sale of Series A convertible preferred stock	—	—	1,803,348
Proceeds from sale of Series B convertible preferred stock	—	—	15,300,002
Series B convertible preferred stock financing costs	—	—	(111,079)
Proceeds from sale of Series C convertible preferred stock	—	—	40,825,003
Series C convertible preferred stock financing costs	—	—	(1,486,904)
Proceeds from convertible notes payable	—	—	6,814,846
Proceeds from notes payable	—	5,000,000	15,831,121
Repayments on notes payable	(2,683,671)	(1,295,871)	(6,840,134)
Debt issuance costs	—	—	(91,558)

Net cash provided by (used in) financing activities	(2,660,488)	3,716,415	111,467,329

Net increase (decrease) in cash and cash equivalents	(13,672,880)	238,364	35,059,429
Cash and cash equivalents:
Beginning of period	48,732,309	17,536,472	—

End of period	$35,059,429	$17,774,836	$35,059,429

Supplemental disclosure:
Interest paid	$624,341	$296,627	$2,158,098
Noncash investing and financing activities:
Cancellation of Alpha Medical, Inc. Series A convertible preferred stock and common stock	$—	$—	$(661,674)
Issuance of Beta Medical, Inc. Series A convertible preferred stock in exchange for Alpha Medical, Inc. Series A convertible preferred stock and common stock	—	—	661,674
Value of warrants issued with debt	—	281,321	966,830
Value of warrants issued for debt commitment	—	550,212	636,250
Value of warrants issued with Series C financing	—	—	735,438
Conversion of notes payable to Series B convertible preferred shares	—	—	1,564,843
Conversion of interest payable to Series B convertible preferred shares	—	—	34,809
Conversion of notes payable to Series C convertible preferred shares	—	—	5,250,003
Conversion of interest payable to Series C convertible preferred shares	—	—	131,013
Options issued for deferred compensation	—	—	10,898
Common stock issued to Mayo Foundation and for deferred compensation	—	—	1,770,904
Reclassification of convertible preferred stock warrant liability	—	—	1,090,345
Conversion of convertible preferred stock to common stock	—	—	103,138

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

Since inception, the Company has incurred losses through June 30, 2008 totaling approximately $83.3 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. The Company may need to obtain additional financing and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(11,354,493)	$(7,478,405)	$(19,852,594)	$(12,876,229)

Denominator for historical basic and diluted net loss per share:
Weighted-average common shares outstanding	16,809,989	604,151	16,804,475	600,694
Weighted-average unvested common shares subject to repurchase	—	(1,562)	—	(4,767)

Denominator for net loss per common share—basic and diluted	16,809,989	602,589	16,804,475	595,927

Net loss per share—basic and diluted	$(0.68)	$(12.41)	$(1.18)	$(21.61)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,
	2008	2007
Convertible preferred stock	—	10,313,842
Stock options outstanding	3,193,706	1,964,592
Warrants to purchase convertible preferred stock	—	478,917
Warrants to purchase common stock	683,235	170,336

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for the Company starting in fiscal 2008 with respect to financial assets and liabilities. The initial adoption of SFAS 157 on January 1, 2008 had no impact on the consolidated financial statements. With respect to non-financial assets and liabilities, SFAS 157 is effective for the Company starting in fiscal 2009. The Company has not determined the impact, if any, the adoption of this statement as it pertains to non-financial assets and liabilities will have on its consolidated financial statements.

The Company uses significant other observable inputs (level 2) to value its short-term investments available for sale. The fair market value of such instruments follows:

June 30, 2008
Short-term investments available for sale	$3,495,429

Total	$3,495,429

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS 115 applies to all entities with investments in available for sale or trading securities. SFAS 159 was effective for the Company starting on January 1, 2008, however, no assets or liabilities have currently been remeasured at fair value.

In May 2008, FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities.

SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (SEC) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS 162 to have a material impact on the preparation of the consolidated financial statements.

There have been no other significant changes in recent accounting pronouncements during the six months ended June 30, 2008 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(2)	Commitments

Operating Lease

The Company rents its office, warehouse and laboratory facilities under an operating lease, which expires on September 30, 2008. At June 30, 2008, future minimum payments under the lease are as follows:

Years ending December 31:
Remaining six months in 2008	$34,788
2009	—

$34,788

(3)	Notes Payable

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

On May 17, 2007 the Company entered into a $15.0 million debt facility with the same lender of the other notes payable. The initial commitment under the debt facility was for $10.0 million and allowed for two $5.0 million draw periods, the first of which was required upon closing. The loan agreement was amended on August 28, 2007 to provide for two draw periods on the second $5.0 million that was available to the Company under the terms of the original agreement. As amended, $2.5 million was available to the Company through August 31, 2007 and the remaining $2.5 million was available to the Company through October 31, 2007. The final $5.0 million commitment is available to the Company through the end of 2008. The final $5.0 million commitment is dependent upon the negotiation of mutually agreed terms between the parties. The Company is not required to pay any additional equity consideration for this portion of the facility unless it is utilized.

The aggregate amount funded by the lender, and the amount outstanding, under the two debt facilities was $15,746,121 and $8,990,987 at June 30, 2008, respectively.

Scheduled debt principal payments are as follows as of June 30, 2008:

Years Ending December 31:
Remaining six months in 2008	$2,397,353
2009	3,972,771
2010	2,620,863

8,990,987
Less: Original issue discount	(386,047)

Notes payable, net	$8,604,940

(4)	Stock-based Compensation

As of June 30, 2008, the Company has adopted the EnteroMedics Inc. 2003 Stock Incentive Plan (the Plan) that includes both incentive stock options and nonqualified stock options to be granted to employees, officers, consultants, independent contractors, directors and affiliates of the Company. Prior to January 1, 2006, the Company accounted for stock-

based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations, and followed the minimum value disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. Employee stock-based compensation determined under APB 25 is recognized over the option vesting period. Accordingly, for those grants made through December 31, 2005, we recognized compensation expense pursuant to APB 25 for stock options granted to employees with an exercise price below the estimated fair value of our common stock on the date of grant. For disclosure purposes pursuant to SFAS 123, we estimated the date of grant fair value using the minimum value option-pricing model.

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

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Company’s 2003 Stock Incentive Plan for the three and six months ended June 30, 2008 and 2007 was allocated to operating expenses as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Research and development	$264,941	$270,776	$510,329	$403,697
Selling, general and administrative	464,450	1,008,925	829,903	1,120,558

Total	$729,391	$1,279,701	$1,340,232	$1,524,255

As of June 30, 2008 there was $7,571,591 of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted-average period of 2.98 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three and six months ended June 30, 2008 and 2007:

	Employees		Employees
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Risk-free interest rates	3.89%	4.70%-4.79%	3.49%-3.89%	4.65%-4.79%
Expected life	6-6.25 years	6-6.25 years	5-6.25 years	6-6.25 years
Expected dividends	0%	0%	0%	0%
Expected volatility	68.38%-68.50%	57.13%-58.25%	67.63%-69.38%	57.13%-58.63%

	Nonemployees		Nonemployees
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Risk-free interest rates	3.98%	4.70%-5.03%	3.43%-3.98%	4.65%-5.03%
Expected life	10 years	10 years	10 years	10 years
Expected dividends	0%	0%	0%	0%
Expected volatility	74.00%	61.50%-63.00%	74.00%-75.25%	61.50%-63.25%

Option activity under the Plan for the six months ended June 30, 2008 was as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2007	1,647,462	2,101,926	$3.24
Shares reserved	—	—	—
Options granted	(1,255,808)	1,255,808	7.85
Options exercised	—	(44,095)	0.52
Options cancelled	119,933	(119,933)	6.00

Balance, June 30, 2008	511,587	3,193,706	$4.99

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Based on our understanding of vagal nerve function and nerve blocking from our preclinical studies and the results of our initial clinical trials, we believe the Maestro System may offer obese patients a minimally invasive treatment alternative that has the potential to result in significant and sustained weight loss. We believe that our Maestro System will allow bariatric surgeons to help obese patients who are concerned about the risks and complications associated with gastric banding and gastric bypass surgery. We are continuing to evaluate the Maestro System in human clinical trials conducted within the United States and internationally. Preliminary results from a feasibility study conducted outside the U.S., which includes 33 patients, indicates that the Maestro System may provide durable and ongoing weight-loss for people with obesity. Follow up data show excess weight loss, or EWL, of 29.1% in 12 patients at 12 months of VBLOC therapy, 27.4% in 17 patients at nine months of therapy and 21.4% in 28 patients at six months of therapy. We have completed enrollment of subjects in our first U.S. pivotal trial, the EMPOWER trial, and expect to implant no more than 300 systems in enrolled subjects. We plan to review the data from our EMPOWER trial to support our premarket approval, or PMA, application in the middle of 2009 and submit the application for the Maestro System shortly thereafter. We anticipate commercialization in the United States beginning in 2010 if and when the FDA grants us approval.

If and when we obtain FDA approval of our Maestro System we intend to market our products in the United States through a direct sales force supported by field technical and marketing managers who provide training, technical and other support services to our customers. Outside the United States we intend to use direct, dealer or distributor sales models as the targeted geography best dictates. To date, we have relied on third-party manufacturers and suppliers for the production of our Maestro System. We currently anticipate that we will continue to rely on third-party manufacturers and suppliers for the production of the Maestro System following commercialization.

To date, we have generated no revenue from the sale of products, and we have incurred net losses in each year since our inception. As of June 30, 2008, we had a deficit accumulated during the development stage of $83.3 million. We expect our losses to continue and to increase as we continue our development activities and expand our commercialization activities. We have financed our operations primarily through public and private placement of our equity securities and issuance of debt.

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

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development and clinical and regulatory expenses, incurred in the development of our Maestro System. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, supplies, and travel. We expense research and development costs as they are incurred. From inception through June 30, 2008, we have incurred a total of $63.4 million in research and development expenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, market development and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, and accounting services, cash management fees, consulting fees and travel expenses. From inception through June 30, 2008, we have incurred $19.3 million in selling, general and administrative expenses.

Results of Operations

Comparison of the Three Months Ended June 30, 2008 and 2007

Research and Development Expenses. Research and development expenses were $8.9 million for the three months ended June 30, 2008, compared to $4.7 million for the three months ended June 30, 2007. The increase of $4.2 million, or 91.1%, is primarily due to increases of $396,000, $3.1 million and $503,000 in compensation expense, professional services and device costs, respectively, to support the EMPOWER clinical study and completion of the Maestro RC System development efforts. Employee stock-based compensation increased $175,000 due to new options granted since the second quarter of 2007. Nonemployee stock compensation charges decreased $181,000 due to a drop in the fair value of our common stock compared to the second quarter of 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.3 million for the three months ended June 30, 2008, compared to $2.4 million for the three months ended June 30, 2007. The decrease of $121,000, or 5.0%, is primarily due to a $716,000 decrease in nonemployee stock compensation charges due to a drop in the fair value of our common stock compared to the second quarter of 2007 offset by increases of $148,000, $116,000 and $172,000 in compensation expense due to increased headcount, professional services and employee stock-based compensation due to new options granted since the second quarter of 2007, respectively.

Interest Income. Interest income was $286,000 for the three months ended June 30, 2008, compared to $346,000 for the three months ended June 30, 2007. The decrease of $60,000, or 17.5%, is primarily due to a decrease in the short-term interest rate environment despite an increase in the average cash, cash equivalents and short-term investment balance from $27.6 million during the second quarter of 2007 to $43.2 million during the second quarter of 2008. The increased average cash, cash equivalents and short-term investments balance is the result of the net $39.1 million raised in our initial public offering in November 2007 and $10.0 million of debt funding received in 2007. We expect our quarterly interest income to continue decreasing in the future as we continue to use the proceeds of our initial public offering to fund our operations.

Interest Expense. Interest expense was $389,000 for the three months ended June 30, 2008, compared to $595,000 for the three months ended June 30, 2007. The decrease of $206,000, or 34.6%, was primarily due to the second quarter of 2007 including amortization expense of $393,000 for commitment warrants issued in conjunction with the $10.0 million debt agreement entered into on May 17, 2007.

Change in Value of the Convertible Preferred Stock Warrant Liability. The change in value of the convertible preferred stock warrant liability was zero for the three months ended June 30, 2008, compared to $117,000 for the three months ended June 30, 2007. This is the result of a convertible preferred stock warrant liability being recorded on December 11, 2006 when we sold an additional 123,569 shares of Series C convertible preferred stock. Upon closing the sale, we had insufficient authorized and unissued shares of Series C convertible preferred stock available to share settle outstanding warrants to purchase Series C convertible preferred stock, resulting in the warrants being reclassified as a liability at the estimated fair value of $735,000 on December 11, 2006 and subsequently remeasured as of December 31, 2006 and March 31, 2007. The fair market value of the warrants as of March 31, 2007 and December 31, 2006 was $973,000 and $729,000, respectively. On May 14, 2007 we filed an amended certificate of incorporation to increase the number of authorized shares of Series C convertible preferred stock. As a result of the amendment, we had sufficient authorized and unissued shares of Series C convertible preferred stock available to share settle the warrants. The warrants were marked-to-market on May 14, 2007 and the convertible preferred stock liability was reclassified to additional paid-in capital. The fair market value of the warrants on May 14, 2007 was determined to be $1.1 million.

Comparison of the Six Months Ended June 30, 2008 and 2007

Research and Development Expenses. Research and development expenses were $15.1 million for the six months ended June 30, 2008, compared to $8.7 million for the six months ended June 30, 2007. The increase of $6.4 million, or 72.7%, is primarily due to increases of $811,000, $4.0 million and $926,000 in compensation expense, professional services and device costs, respectively, to support the EMPOWER clinical study and completion of the Maestro RC System development efforts. Employee stock based compensation increased $444,000 over the first half of 2007 due to new options granted since the first half of 2007. Nonemployee stock compensation charges decreased $338,000 due to a drop in the fair value of our common stock and an increase in fully vested options compared to the first half of 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.6 million for the six months ended June 30, 2008, compared to $3.8 million for the six months ended June 30, 2007. The increase of $863,000, or 22.8%, is primarily due to a $482,000 increase in professional services expense for public relations, investor relations and legal fees. Additionally, there was a $284,000 increase in compensation expense associated with increased headcount and a $211,000 increase associated with the cost of being a public company, including travel for attendance at investor conferences and meetings and insurance. Employee stock based compensation increased $544,000 over the first half of 2007 due to new options granted. Nonemployee stock based compensation decreased $835,000 due to a drop in the fair value of our common stock compared to the first half of 2007.

Interest Income. Interest income was $782,000 for the six months ended June 30, 2008, compared to $762,000 for the six months ended June 30, 2007. The increase of $20,000, or 2.6%, is primarily due to higher cash, cash equivalents and short-term investment balances in 2008 compared to 2007 as a result of the net $39.1 million raised in our initial public offering in November 2007 and $10.0 million of debt funding received in 2007, offset by a decrease in short-term interest rates. The average cash, cash equivalents and short-term investment balance was $47.8 million and $29.7 million for the six months ended June 30, 2008 and 2007, respectively. We expect our quarterly interest income to continue decreasing in the future as we use the proceeds of our initial public offering to fund our operations.

Interest Expense. Interest expense was $836,000 for the six months ended June 30, 2008, compared to $732,000 for the six months ended June 30, 2007. The increase of $104,000, or 14.1%, was primarily due to $10.0 million of debt funding obtained throughout 2007 under the terms of a debt agreement entered into on May 17, 2007 partially offset by the amortization expense of $393,000 for commitment warrants issued in conjunction with the same debt agreement.

Change in Value of the Convertible Preferred Stock Warrant Liability. The change in value of the convertible preferred stock warrant liability was zero for the six months ended June 30, 2008, compared to $362,000 for the six months ended June 30, 2007. This is the result of a convertible preferred stock warrant liability being recorded on December 11, 2006 when we sold an additional 123,569 shares of Series C convertible preferred stock. Upon closing the sale, we had insufficient authorized and unissued shares of Series C convertible preferred stock available to share settle outstanding warrants to purchase Series C convertible preferred stock, resulting in the warrants being reclassified as a liability at the estimated fair value of $735,000 on December 11, 2006 and subsequently remeasured as of December 31, 2006 and March 31, 2007. The fair market value of the warrants as of March 31, 2007 and December 31, 2006 was $973,000 and $729,000, respectively. On May 14, 2007 we filed an amended certificate of incorporation to increase the number of authorized shares of Series C convertible preferred stock. As a result of the amendment, we had sufficient authorized and unissued shares of Series C convertible preferred stock available to share settle the warrants. The warrants were marked-to-market on May 14, 2007 and the convertible preferred stock liability was reclassified to additional paid-in capital. The fair market value of the warrants on May 14, 2007 was determined to be $1.1 million.

Liquidity and Capital Resources

We have incurred losses since our inception in December 2002 and, as of June 30, 2008 we had a deficit accumulated during the development stage of $83.3 million. We have financed our operations to date principally through sale of capital stock, debt financing and interest earned on investments. Prior to our initial public offering of stock in November 2007, we had received net proceeds of $63.2 million from the sale of common stock and preferred stock and $15.8 million in debt financing from a lender that provided $746,000 to finance equipment purchases and $15.0 million to finance working capital. Through our initial public offering we received net proceeds of $39.1 million after expenses and underwriters’ discounts and commissions and including the exercise of the underwriters’ over-allotment option. As of June 30, 2008, we had $38.6 million in cash, cash equivalents and short-term investments. Of this amount $26.3 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, corporate bonds, commercial paper and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.

The remaining unpaid balance of the $9.0 million in debt financing is collateralized by a first security priority lien on all of our assets, excluding intellectual property. We have entered into account control agreements in order to perfect the lender’s first security interest in our cash and investment accounts. In the event we have less than four remaining months of liquidity, we are required to grant a temporary lien on our intellectual property. The number of remaining months of liquidity is calculated by dividing cash and cash equivalents as of the end of any particular month by the sum of our total operating expenses for each of the immediately preceding four months. There are no additional covenants that we are required to maintain under the terms of our debt financing agreements.

Net Cash Used in Operating Activities

Net cash used in operating activities was $15.7 million and $11.6 million for the six months ended June 30, 2008 and 2007, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was partially offset by depreciation and amortization, stock-based compensation and changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $4.7 million and $8.2 million for the six months ended June 30, 2008 and 2007, respectively. Net cash provided by investing activities is primarily related to the proceeds from the maturity of short-term investments partially offset by the purchase of short-term investments and, to a lesser extent, the purchase of property and equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities was $2.7 million for the six months ended June 30, 2008 and is primarily attributable to the repayments of long-term debt. Net cash provided by financing activities was $3.7 million for the six months ended June 30, 2007 and is primarily attributable to debt proceeds of $5.0 million partially offset by the repayments of long-term debt.

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

We do not expect to generate significant product revenue until 2010. We do not anticipate generating any product revenue in the United States unless and until we successfully obtain FDA approval for our Maestro System. We believe the net proceeds from our initial public offering, together with our pre-existing cash, cash equivalents and short-term investment balances and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through the end of 2009. If our available cash, cash equivalents and investment balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or enter into a credit facility agreement. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business.

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

Our significant accounting policies are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

Contractual Obligations

During the six months ended June 30, 2008, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2007.

The following table summarizes our contractual obligations as of June 30, 2008 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$34,788	$34,788	$—	$—	$—
Long-term debt	10,143,320	5,132,070	5,011,250	—	—
Other long-term liabilities	350,000	300,000	50,000	—	—

Total contractual cash obligations	$10,528,108	$5,466,858	$5,061,250	$—	$—

The table above reflects only payment obligations that are fixed and determinable. Our operating lease commitments relate to our corporate headquarters in St. Paul, Minnesota. Other long-term liabilities consist of obligations required under the terms of our license agreement with the Mayo Foundation for Medical Education and Research, or Mayo Foundation.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for us starting in fiscal 2008 with respect to financial assets and liabilities. The initial adoption of SFAS 157 on January 1, 2008 had no impact on our consolidated financial statements. With respect to non-financial assets and liabilities, SFAS 157 is effective for us starting in fiscal 2009. We have not yet determined the impact, if any, the adoption of this statement as it pertains to non-financial assets and liabilities will have on our consolidated financial statements.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS 115 applies to all entities with investments in available for sale or trading securities. SFAS 159 was effective for us starting on January 1, 2008; however, no assets or liabilities have currently been remeasured at fair value.

In May 2008, FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

There have been no other significant changes in recent accounting pronouncements during the six months ended June 30, 2008 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and short-term investments. As of June 30, 2008, we had $38.6 million in cash, cash equivalents and short-term investments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of June 30, 2008 our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the six months ended June 30, 2008 to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Uses of Proceeds from Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-143265), that was declared effective by the SEC on November 14, 2007. We registered 5,750,000 shares of our common stock with a proposed maximum aggregate offering price of $46.0 million, of which we sold 5,489,849 shares with gross proceeds to the Company of approximately $43.9 million. The offering was completed after the sale of the 5,489,849 shares. J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated acted as joint book-running managers of the offering and, together with Cowen and Company, LLC and Leerink Swann LLC, who acted as the managing underwriters of the offering. Of this amount, $3.1 million was paid in underwriting discounts and commissions, and an additional $1.7 million of expenses were incurred, all of which was incurred during the fiscal year ended December 31, 2007. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates.

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

As of June 30, 2008, approximately $38.6 million of the aggregate net proceeds from our initial public offering remained invested in a variety of interest bearing instruments, including obligations of U.S. government agencies, corporate bonds, commercial paper, and money market funds or in operating cash accounts.

Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2008 Annual Meeting of Stockholders (Annual Meeting) was held on May 6, 2008 in Minneapolis, Minnesota. At the Annual Meeting, our stockholders voted on the following matter set forth in our Proxy Statement, which was filed with the SEC pursuant to Regulation 14A of the Exchange Act and mailed to stockholders on April 7, 2008:

Proposal 1 – Election of three Class I directors to hold office until the 2011 Annual Meeting and until the director’s successor is elected and has qualified, or, if sooner, until the director’s death, resignation or removal.

Based on the following results of voting, each of the Class I directors was re-elected:

NOMINEE	FOR	WITHHELD
Carl Goldfischer, M.D.	11,245,010	7,139
Donald C. Harrison, M.D.	11,245,010	7,139
Ellen Koskinas	11,244,960	7,189

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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
Greg S. Lea
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 7, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed on November 9, 2007 (File No. 333-143265)).

3.2	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

4.1	Specimen certificate for shares of common stock (Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on August 14, 2007 (File No. 333-143265)).

4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 6, 2006, by and between the Company and the parties named therein. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith