Form 10-Q
period 2008-09-30
EnteroMedics Inc
filed 2008-11-07
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, 16,881,104 shares of the registrant’s Common Stock were outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and for the period from December 19, 2002 (inception) through September 30, 2008	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and for the period from December 19, 2002 (inception) through September 30, 2008	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

SIGNATURES		18

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Registered Trademarks and Trademark Applications: EnteroMedics™, Maestro™, VBLOC™ vagal blocking therapy and the EnteroMedics logo are trademarks of EnteroMedics Inc. and we have applied to register these trademarks in the United States. This Quarterly Report on Form 10-Q contains other trade names and service marks of EnteroMedics and of other companies.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$19,601,369	$48,732,309
Short-term investments available for sale	9,010,068	5,065,000
Short-term investments held-to-maturity	—	3,233,568
Interest receivable	46,554	53,177
Other receivables	39,236	43,135
Prepaid expenses and other current assets	263,618	426,718

Total current assets	28,960,845	57,553,907
Property and equipment, net	1,292,143	1,491,768
Other assets	75,000	5,000

Total assets	$30,327,988	$59,050,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$3,942,908	$5,081,025
Accounts payable	479,298	300,342
Accrued expenses	5,388,713	2,370,044

Total current liabilities	9,810,919	7,751,411
Notes payable, less current portion (net discounts of $301,238 and $575,889 at September 30, 2008 and December 31, 2007, respectively)	3,345,395	6,017,744

Total liabilities	13,156,314	13,769,155

Stockholders’ equity:
Common stock, $0.01 par value 50,000,000 shares authorized; 16,862,632 and 16,798,962 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	168,626	167,990
Additional paid-in capital	110,535,376	108,588,601
Deferred compensation	(26,667)	(41,667)
Accumulated other comprehensive income	(19,959)	—
Deficit accumulated during development stage	(93,485,702)	(63,433,404)

Total stockholders’ equity	17,171,674	45,281,520

Total liabilities and stockholders’ equity	$30,327,988	$59,050,675

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from December 19, 2002 (inception) to September 30, 2008
	2008	2007	2008	2007
Operating expenses:
Research and development	$8,192,624	$5,153,312	$23,286,790	$13,894,118	$71,641,798
Selling, general and administrative	1,869,094	1,678,988	6,516,088	5,462,648	21,195,152

Total operating expenses	10,061,718	6,832,300	29,802,878	19,356,766	92,836,950

Other income (expense):
Interest income	205,047	327,871	986,777	1,089,448	3,823,924
Interest expense	(347,291)	(453,690)	(1,182,837)	(1,185,799)	(3,976,384)
Change in value of the convertible preferred stock warrant liability	—	—	—	(361,504)	(354,907)
Other, net	4,258	5,135	(53,360)	(14,592)	(141,385)

Net loss	$(10,199,704)	$(6,952,984)	$(30,052,298)	$(19,829,213)	$(93,485,702)

Net loss per share—basic and diluted	$(0.61)	$(11.40)	$(1.79)	$(33.01)

Shares used to compute basic and diluted net loss per share	16,854,336	609,905	16,821,217	600,639

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,		Period from December 19, 2002 (inception) to September 30, 2008
	2008	2007
Cash flows from operating activities:
Net loss	$(30,052,298)	$(19,829,213)	$(93,485,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	402,675	283,316	1,045,571
Loss on sale of equipment	4,186	—	14,458
Employee stock-based compensation	2,037,073	633,064	2,967,862
Nonemployee stock-based compensation	(122,910)	1,484,083	2,992,699
Amortization of commitment fees, debt issuance costs and original issue discount	274,651	623,268	1,393,400
Amortization of short-term investment discount	8,822	(112,046)	(296,454)
Change in carrying value of warrant liability	—	361,504	354,907
Change in operating assets and liabilities:
Interest receivable	6,623	51,876	(46,554)
Other receivables	3,899	32,621	(39,236)
Prepaid expenses and other current assets	163,100	(177,259)	(263,618)
Other assets	(70,000)	(276,379)	(75,000)
Accounts payable	166,602	(440,352)	466,944
Accrued expenses	3,018,669	181,763	5,388,713
Accrued interest payable	—	—	165,822

Net cash used in operating activities	(24,158,908)	(17,183,754)	(79,416,188)

Cash flows from investing activities:
Purchases of short-term investments available for sale	(9,127,233)	—	(14,882,233)
Maturities of short-term investments available for sale	5,122,790	560,000	5,812,790
Purchases of short-term investments held-to-maturity	(1,185,838)	(4,331,856)	(22,414,130)
Maturities of short-term investments held-to-maturity	4,450,000	14,400,000	22,750,000
Purchases of property and equipment	(194,882)	(651,462)	(2,339,818)

Net cash provided by (used in) investing activities	(935,163)	9,976,682	(11,073,391)

Cash flows from financing activities:
Proceeds from stock options exercised	48,248	21,187	122,481
Proceeds from warrants issued	—	—	15,657
Proceeds from warrants exercised	—	—	187,652
Proceeds from sale of common stock, net of underwriting fees of $3,074,315	—	—	40,874,977
Common stock financing costs	—	—	(1,752,663)
Payment to shareholders for fractional shares upon reverse stock split	—	—	(355)
Proceeds from sale of Series A convertible preferred stock	—	—	1,803,348
Proceeds from sale of Series B convertible preferred stock	—	—	15,300,002
Series B convertible preferred stock financing costs	—	—	(111,079)
Proceeds from sale of Series C convertible preferred stock	—	—	40,825,003
Series C convertible preferred stock financing costs	—	—	(1,486,904)
Proceeds from convertible notes payable	—	—	6,814,846
Proceeds from notes payable	—	7,500,000	15,831,121
Repayments on notes payable	(4,085,117)	(1,965,985)	(8,241,580)
Debt issuance costs	—	—	(91,558)

Net cash provided by (used in) financing activities	(4,036,869)	5,555,202	110,090,948

Net increase (decrease) in cash and cash equivalents	(29,130,940)	(1,651,870)	19,601,369

Cash and cash equivalents:
Beginning of period	48,732,309	17,536,472	—

End of period	$19,601,369	$15,884,602	$19,601,369

Supplemental disclosure:
Interest paid	$873,952	$562,531	$2,407,709

Noncash investing and financing activities:
Cancellation of Alpha Medical, Inc. Series A convertible preferred stock and common stock	$—	$—	$(661,674)
Issuance of Beta Medical, Inc. Series A convertible preferred stock in exchange for Alpha Medical, Inc. Series A convertible preferred stock and common stock	—	—	661,674
Value of warrants issued with debt	—	479,052	966,830
Value of warrants issued for debt commitment	—	550,212	636,250
Value of warrants issued with Series C financing	—	—	735,438
Conversion of notes payable to Series B convertible preferred shares	—	—	1,564,843
Conversion of interest payable to Series B convertible preferred shares	—	—	34,809
Conversion of notes payable to Series C convertible preferred shares	—	—	5,250,003
Conversion of interest payable to Series C convertible preferred shares	—	—	131,013
Options issued for deferred compensation	—	—	10,898
Common stock issued to Mayo Foundation and for deferred compensation	—	—	1,770,904
Reclassification of convertible preferred stock warrant liability	—	—	1,090,345
Conversion of convertible preferred stock to common stock	—	—	103,138

See accompanying notes to condensed consolidated financial statements.

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies

Description of Business

EnteroMedics Inc. (formerly Beta Medical, Inc.) (the Company) is developing implantable systems to treat obesity and other gastrointestinal disorders. The Company was incorporated in the state of Minnesota on December 19, 2002 and was reincorporated in Delaware on July 22, 2004. The Company is in the development stage and since inception has devoted substantially all of its resources to recruiting personnel, developing its product technology, obtaining patents to protect its intellectual property and raising capital, and has not derived revenues from its primary business activity. The Company is headquartered in St. Paul, Minnesota. In January 2006, the Company established EnteroMedics Europe Sárl, a wholly-owned subsidiary located in Switzerland.

Since inception, the Company has incurred losses through September 30, 2008 totaling approximately $93.5 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. The Company may need to obtain additional financing and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize.

Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s fiscal year ends on December 31.

The accompanying condensed consolidated financial statements and notes thereto are unaudited. In the opinion of the Company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair presentation. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(10,199,704)	$(6,952,984)	$(30,052,298)	$(19,829,213)

Denominator for historical basic and diluted net loss per share:
Weighted-average common shares outstanding	16,854,336	610,368	16,821,217	603,954
Weighted-average unvested common shares subject to repurchase	—	(463)	—	(3,315)

Denominator for net loss per common share—basic and diluted	16,854,336	609,905	16,821,217	600,639

Net loss per share—basic and diluted	$(0.61)	$(11.40)	$(1.79)	$(33.01)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30,
	2008	2007
Convertible preferred stock	—	10,313,842
Stock options outstanding	3,052,607	2,078,771
Warrants to purchase convertible preferred stock	—	495,908
Warrants to purchase common stock	683,235	170,336

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for the Company starting in fiscal 2008 with respect to financial assets and liabilities. The initial adoption of SFAS 157 on January 1, 2008 had no impact on the consolidated financial statements. With respect to non-financial assets and liabilities, SFAS 157 is effective for the Company starting in fiscal 2009. The Company has not determined the impact, if any, the adoption of this statement will have as it pertains to non-financial assets and liabilities on its consolidated financial statements.

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

There have been no other significant changes in recent accounting pronouncements during the nine months ended September 30, 2008 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(2)	Fair Value Measurement

Effective January 1, 2008, the Company adopted the fair value measurement and disclosure provisions of Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, for its financial assets as described below.

SFAS 157 defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value. It also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 – Quoted prices for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active or model-derived valuations for which all significant inputs are observable, either directly or indirectly.

•	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s assets that are measured at fair value on a recurring basis are classified within Level 1 or Level 2 of the fair value hierarchy. The Company does not hold any assets that are measured at fair value using Level 3 inputs. The types of instruments the Company invests in that are valued based on quoted market prices in active markets include U.S. treasury securities. Such instruments are classified by the Company within Level 1 of the fair value hierarchy. U.S. treasuries are valued using unadjusted quoted prices for identical assets in active markets that the Company can access.

The types of instruments the Company invests in that are valued based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include the Company’s U.S. agency securities, commercial paper, U.S. corporate bonds and municipal obligations. Such instruments are classified by the Company within Level 2 of the fair value hierarchy. The Company values these types of assets using consensus pricing or a weighted average price, which is based on multiple pricing sources received from a variety of industry standard data providers (e.g. Bloomberg), security master files from large financial institutions, and other third-party sources. The multiple prices obtained are then used as inputs in to a distribution-curve-based algorithm to determine the daily market price.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value under SFAS 157 as of September 30, 2008. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

All short-term investments at September 30, 2008 are classified as Level 2 in connection with our adoption of SFAS 157 and are as follows:

Significant Other Observable Inputs Level 2
U.S. agency securities	$4,593,655
U.S. corporate bonds	1,390,687
Commercial paper	2,487,344
Asset-backed securities	538,382

Total	$9,010,068

(3)	Commitments

Operating Lease

The Company rents its office, warehouse and laboratory facilities under an operating lease, which expired on September 30, 2008. Effective October 1, 2008, the Company entered into a seven-year non-cancelable operating lease agreement for office/warehouse space. The leased space will continue to include furnished office space and various research and development labs. The lease expires on September 30, 2015 with monthly base rent ranging from $19,570 to $24,643. At September 30, 2008, future minimum payments under the new lease are as follows:

Years Ending December 31:
Remaining three months in 2008	$58,710
2009	236,013
2010	247,951
2011	274,564
2012	280,055
2013	285,656
2014	291,369
2015	221,788

$1,896,106

(4)	Notes Payable

The Company entered into a loan agreement on December 1, 2004 that provided for equipment loans and growth capital loans up to an aggregate original principal amount of $250,000 and $3,000,000, respectively, through September 30, 2005. The loan agreement was amended on September 29, 2005 providing for additional lender commitments for equipment loans and growth capital loans to the Company up to an aggregate original principal amount of $500,000 and $2,000,000, respectively.

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

The aggregate amount funded by the lender, and the amount outstanding, under the two debt facilities was $15,746,121 and $7,589,541, respectively, at September 30, 2008.

Scheduled debt principal payments are as follows as of September 30, 2008:

Years Ending December 31:
Remaining three months in 2008	$995,907
2009	3,972,771
2010	2,620,863

7,589,541
Less: Original issue discount	(301,238)

Notes payable, net	$7,288,303

(5)	Stock-based Compensation

As of September 30, 2008, the Company has adopted the EnteroMedics Inc. 2003 Stock Incentive Plan (the Plan) that includes both incentive stock options and nonqualified stock options to be granted to employees, officers, consultants, independent contractors, directors and affiliates of the Company. Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations, and followed the minimum value disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. Employee stock-based compensation determined under APB 25 is recognized over the option vesting period. Accordingly, for those grants made through December 31, 2005, we recognized compensation expense pursuant to APB 25 for stock options granted to employees with an exercise price below the estimated fair value of our common stock on the date of grant. For disclosure purposes pursuant to SFAS 123, we estimated the date of grant fair value using the minimum value option-pricing model.

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

The provisions of SFAS 123R are applied to all share-based payment awards issued to employees and where appropriate, nonemployees, unless another source of literature applies. When determining the measurement date of a nonemployee’s share-based payment award, the Company follows Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, which requires measuring the stock options at fair value and remeasuring such stock options to the current fair value until the performance date has been reached.

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Plan for the three and nine months ended September 30, 2008 and 2007 was allocated to operating expenses as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Research and development	$154,826	$228,719	$665,155	$632,416
Selling, general and administrative	419,105	364,173	1,249,008	1,484,731

Total	$573,931	$592,892	$1,914,163	$2,117,147

As of September 30, 2008 there was $5,920,426 of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted-average period of 2.74 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three and nine months ended September 30, 2008 and 2007:

	Employees		Employees
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Risk-free interest rates	4.01%	4.48%-4.60%	3.49%-4.01%	4.48%-4.79%
Expected life	6.25 years	6.25 - 6.50 years	5.00 - 6.25 years	6.00 - 6.50 years
Expected dividends	0%	0%	0%	0%
Expected volatility	67.75%	55.25%-56.13%	67.63%-69.38%	55.25%-58.63%

	Nonemployees		Nonemployees
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Risk-free interest rates	3.83%	4.58%-4.60%	3.43%-3.98%	4.58%-5.03%
Expected life	10 years	10 years	10 years	10 years
Expected dividends	0%	0%	0%	0%
Expected volatility	72.88%	60.75%	72.88%-75.25%	60.75%-63.25%

Option activity under the Plan for the nine months ended September 30, 2008 was as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2007	1,647,462	2,101,926	$3.24
Shares reserved	—	—	—
Options granted	(1,322,308)	1,322,308	7.63
Options exercised	—	(63,671)	.75
Options cancelled	307,956	(307,956)	7.12

Balance, September 30, 2008	633,110	3,052,607	$4.80

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2007. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Based on our understanding of vagal nerve function and nerve blocking from our preclinical studies and the results of our initial clinical trials, we believe the Maestro System may offer obese patients a minimally invasive treatment alternative that has the potential to result in significant and sustained weight loss. We believe that our Maestro System will allow bariatric surgeons to help obese patients who are concerned about the risks and complications associated with gastric banding and gastric bypass surgery. We are continuing to evaluate the Maestro System in human clinical trials conducted within the United States and internationally. Preliminary results from a feasibility study conducted outside the U.S., which includes 33 patients, indicates that the Maestro System may provide durable and ongoing weight-loss for people with obesity. Follow up data show excess weight loss, or EWL, of 29.1% in 12 patients at 12 months of VBLOC therapy, 27.4% in 17 patients at nine months of therapy and 21.4% in 28 patients at six months of therapy. We have completed enrollment and implantation of subjects in our first U.S. pivotal trial, the EMPOWER trial. We plan to review the data from our EMPOWER trial to support our premarket approval, or PMA, application in the middle of 2009 and submit the application for the Maestro System shortly thereafter. We anticipate commercialization in the United States beginning in 2010 if and when the FDA grants us approval. In addition, data from sub-group analyses demonstrate that VBLOC therapy may hold promise in improving the co-morbidities of diabetes and hypertension, independent of, and prior to, substantial weight loss. We are conducting, or plan to conduct, feasibility studies in each of these co-morbidities to assess VBLOC therapy’s potential in addressing multiple indications.

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

To date, we have generated no revenue from the sale of products, and we have incurred net losses in each year since our inception. As of September 30, 2008, we had a deficit accumulated during the development stage of $93.5 million. We expect our losses to continue and to increase as we continue our development activities and expand our commercialization activities. We have financed our operations primarily through public and private placement of our equity securities and issuance of debt.

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

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development and clinical and regulatory expenses, incurred in the development of our Maestro System. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, supplies, and travel. We expense research and development costs as they are incurred. From inception through September 30, 2008, we have incurred a total of $71.6 million in research and development expenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, market development and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, and accounting services, cash management fees, consulting fees and travel expenses. From inception through September 30, 2008, we have incurred $21.2 million in selling, general and administrative expenses.

Results of Operations

Comparison of the Three Months Ended September 30, 2008 and 2007

Research and Development Expenses. Research and development expenses were $8.2 million for the three months ended September 30, 2008, compared to $5.2 million for the three months ended September 30, 2007. The increase of $3.0 million, or 59.0%, is primarily due to increases of $390,000 and $3.2 million in compensation expense and professional services, respectively, to support the EMPOWER clinical study and completion of the Maestro RC System development efforts, offset by a decrease of $767,000 in device costs which were required in 2007 as the EMPOWER clinical study began ramping up. Employee stock-based compensation increased $92,000 due to new options granted since the third quarter of 2007. Nonemployee stock compensation charges decreased $166,000 due to a drop in the fair value of our common stock compared to the third quarter of 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.9 million for the three months ended September 30, 2008, compared to $1.7 million for the three months ended September 30, 2007. The increase of $190,000, or 11.3%, is primarily due to increases of $323,000, $182,000 and $12,000 in employee stock-based compensation from new options granted since the third quarter of 2007, compensation expense due to increased headcount and professional services, respectively, offset by a decrease of $268,000 in nonemployee stock compensation charges due to a drop in the fair value of our common stock compared to the third quarter of 2007.

Interest Income. Interest income was $205,000 for the three months ended September 30, 2008, compared to $328,000 for the three months ended September 30, 2007. The decrease of $123,000, or 37.5%, is primarily due to a decrease in the short-term interest rate environment despite an increase in the average cash, cash equivalents and short-term investment balance from $24.3 million during the third quarter of 2007 to $31.9 million during the third quarter of 2008. The increased average cash, cash equivalents and short-term investments balance is the result of the net $39.1 million raised in our initial public offering in November 2007 and $10.0 million of debt funding received in 2007. We expect our quarterly interest income to continue decreasing in the future as we continue to use the proceeds of our initial public offering to fund our operations.

Interest Expense. Interest expense was $347,000 for the three months ended September 30, 2008, compared to $454,000 for the three months ended September 30, 2007. The decrease of $106,000, or 23.5%, was primarily due to the third quarter of 2007 including amortization expense of $132,000 for commitment warrants issued in conjunction with the $10.0 million debt agreement entered into on May 17, 2007.

Comparison of the Nine Months Ended September 30, 2008 and 2007

Research and Development Expenses. Research and development expenses were $23.3 million for the nine months ended September 30, 2008, compared to $13.9 million for the nine months ended September 30, 2007. The increase of $9.4 million, or 67.6%, is primarily due to increases of $1.2 million, $7.1 million and $159,000 in compensation expense, professional services and device costs, respectively, to support the EMPOWER clinical study and completion of the Maestro RC System development efforts. Employee stock based compensation increased $537,000 over the first nine months of 2007 due to new options granted during that period. Nonemployee stock compensation charges decreased $504,000 due to a drop in the fair value of our common stock and an increase in fully vested options compared to the first nine months of 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.5 million for the nine months ended September 30, 2008, compared to $5.5 million for the nine months ended September 30, 2007. The increase of $1.1 million, or 19.3%, is primarily due to a $494,000 increase in professional services expense for public relations, investor relations and legal fees. Additionally, there was a $466,000 increase in compensation expense associated with increased headcount and a $151,000 increase associated with the cost of being a public company, including travel for attendance at investor conferences and meetings and insurance. Employee stock based compensation increased $867,000 over the first nine months of 2007 due to new options granted. Nonemployee stock based compensation decreased $1.1 million due to a drop in the fair value of our common stock compared to the first nine months of 2007.

Interest Income. Interest income was $987,000 for the nine months ended September 30, 2008, compared to $1.1 million for the nine months ended September 30, 2007. The decrease of $103,000, or 9.4%, is primarily due to a decrease in the short-term interest rate environment despite an increase in the average cash, cash equivalents and short-term investment balance from $27.3 million during the nine months ended September 30, 2007 to $41.5 million during the nine months ended September 30, 2008. The increased average cash, cash equivalents and short-term investments balance is the result of the net $39.1 million raised in our initial public offering in November 2007 and $10.0 million of debt funding received in 2007. We expect our quarterly interest income to continue decreasing in the future as we continue to use the proceeds of our initial public offering to fund our operations.

Interest Expense. Interest expense was flat at $1.2 million for the nine months ended September 30, 2008 and for the nine months ended September 30, 2007. The slight decrease of $3,000, or 0.2%, was primarily due to $10.0 million of debt funding obtained throughout 2007 under the terms of a debt agreement entered into on May 17, 2007 offset by the amortization expense of $525,000 for commitment warrants issued in conjunction with the same debt agreement.

Change in Value of the Convertible Preferred Stock Warrant Liability. The change in value of the convertible preferred stock warrant liability was zero for the nine months ended September 30, 2008, compared to $362,000 for the nine months ended September 30, 2007. This is the result of a convertible preferred stock warrant liability being recorded on December 11, 2006 when we sold an additional 123,569 shares of Series C convertible preferred stock. Upon closing the sale, we had insufficient authorized and unissued shares of Series C convertible preferred stock available to share settle outstanding warrants to purchase Series C convertible preferred stock, resulting in the warrants being reclassified as a liability at the estimated fair value of $735,000 on December 11, 2006 and subsequently remeasured as of December 31, 2006 and March 31, 2007. The fair market value of the warrants as of March 31, 2007 and December 31, 2006 was $973,000 and $729,000, respectively. On May 14, 2007 we filed an amended certificate of incorporation to increase the number of authorized shares of Series C convertible preferred stock. As a result of the amendment, we had sufficient authorized and unissued shares of Series C convertible preferred stock available to share settle the warrants. The warrants were marked-to-market on May 14, 2007 and the convertible preferred stock liability was reclassified to additional paid-in capital. The fair market value of the warrants on May 14, 2007 was determined to be $1.1 million.

Liquidity and Capital Resources

We have incurred losses since our inception in December 2002 and, as of September 30, 2008 we had a deficit accumulated during the development stage of $93.5 million. We have financed our operations to date principally through sale of capital stock, debt financing and interest earned on investments. Prior to our initial public offering of stock in November 2007, we had received net proceeds of $63.2 million from the sale of common stock and preferred stock and $15.8 million in debt financing from a lender that provided $746,000 to finance equipment purchases and $15.0 million to finance working capital. Through our initial public offering we received net proceeds of $39.1 million after expenses and underwriters’ discounts and commissions and including the exercise of the underwriters’ over-allotment option.

As of September 30, 2008, we had $28.6 million in cash, cash equivalents and short-term investments. Of this amount $15.8 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. corporate bonds, commercial paper, asset-backed securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.

The fair value of our short-term investment holdings are based on security prices from one or multiple industries established pricing sources. Examples of these pricing sources are Bloomberg, Interactive Data Corporation, Reuters, JJ Kenny, and Merrill Lynch. Each pricing source uses a different confidential method for pricing securities using various inputs, such as interest rates, known historical trades, yield curve information, benchmark data, prepayment speeds, credit quality, or broker/dealer quotes. Management regularly reviews the pricing methodology used by our third party asset managers to ensure consistency of the fair-value determination with SFAS 157 and proper classification of the underlying assets and liabilities within that standard’s fair-value hierarchy. We also review each of our short-term investment positions and assess whether there is any other-than temporary impairment as well as the reasonableness of the fair market values being reported.

The remaining unpaid balance of the $7.6 million in debt financing is collateralized by a first security priority lien on all of our assets, excluding intellectual property. We have entered into account control agreements in order to perfect the lender’s first security interest in our cash and investment accounts. In the event we have less than four remaining months of liquidity, we are required to grant a temporary lien on our intellectual property. The number of remaining months of liquidity is calculated by dividing cash and cash equivalents as of the end of any particular month by the sum of our total operating expenses for each of the immediately preceding four months. There are no additional covenants that we are required to maintain under the terms of our debt financing agreements.

Net Cash Used in Operating Activities

Net cash used in operating activities was $24.2 million and $17.2 million for the nine months ended September 30, 2008 and 2007, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was partially offset by depreciation and amortization, stock-based compensation and changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $935,000 for the nine months ended September 30, 2008 and is primarily related to purchases of short-term investments and, to a lesser extent, the purchase of property and equipment, partially offset by proceeds from the maturity of short-term investments. Net cash provided by investing activities was $10.0 million for the nine months ended September 30, 2007 and is primarily related to the proceeds from the maturity of short-term investments partially offset by the purchase of short-term investments and, to a lesser extent, the purchase of property and equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities was $4.0 million for the nine months ended September 30, 2008 and is primarily attributable to the repayments of long-term debt. Net cash provided by financing activities was $5.6 million for the nine months ended September 30, 2007 and is primarily attributable to debt proceeds of $7.5 million partially offset by the repayments of long-term debt.

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

Contractual Obligations

During the nine months ended September 30, 2008, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2007, other than those described below.

Effective October 1, 2008 the Company entered into a seven-year non-cancelable operating lease agreement for office/warehouse space. The leased space will continue to include furnished office space and various research and development labs. The lease expires on September 30, 2015 with monthly base rent ranging from $19,570 to $24,643.

The following table summarizes our contractual obligations as of September 30, 2008 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$1,896,106	$234,839	$512,733	$562,896	$585,638
Long-term debt	8,492,263	4,609,313	3,882,950	—	—
Other long-term liabilities	350,000	300,000	50,000	—	—

Total contractual cash obligations	$10,738,369	$5,144,152	$4,445,683	$562,896	$585,638

The table above reflects only payment obligations that are fixed and determinable. Our operating lease commitments relate to our corporate headquarters in St. Paul, Minnesota. Other long-term liabilities consist of obligations required under the terms of our license agreement with the Mayo Foundation for Medical Education and Research, or Mayo Foundation.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for us starting in fiscal 2008 with respect to financial assets and liabilities. The initial adoption of SFAS 157 on January 1, 2008 had no impact on our consolidated financial statements. With respect to non-financial assets and liabilities, SFAS 157 is effective for us starting in fiscal 2009. We have not yet determined the impact, if any, the adoption of this statement will have as it pertains to non-financial assets and liabilities on our consolidated financial statements.

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

There have been no other significant changes in recent accounting pronouncements during the nine months ended September 30, 2008 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and short-term investments. As of September 30, 2008, we had $28.6 million in cash, cash equivalents and short-term investments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of September 30, 2008 our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the nine months ended September 30, 2008 to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

As of September 30, 2008, approximately $28.6 million of the aggregate net proceeds from our initial public offering remained invested in a variety of interest bearing instruments, including obligations of U.S. government agencies, corporate bonds, commercial paper, and money market funds or in operating cash accounts.

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

Dated: November 7, 2008

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