Form 10-K/A
period 2007-12-31
EnteroMedics Inc
filed 2008-11-20
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

EnteroMedics Inc. filed an Annual Report on Form 10-K with the Securities and Exchange Commission on March 13, 2008 for the fiscal year ended December 31, 2007 (the “Original Filing”). This Amendment to the Original Filing on Form 10-K/A is being filed solely to amend typographical errors in the Report of Independent Registered Public Accounting Firm dated March 7, 2008 (the “Report”). An amended Report of Independent Registered Public Accounting Firm is included in Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K/A, which amended Report supercedes the Report included in the Original Filing. This Form 10-K/A also includes new Certifications by our President and Chief Executive Officer and by our Chief Financial Officer under Item 15(b) of Part IV, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-K. Except for the foregoing matters, no other information included in the Original Filing is amended by this Form 10-K/A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

EnteroMedics Inc.

St. Paul, Minnesota

We have audited the accompanying consolidated balance sheets of EnteroMedics Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007, and for the period from December 19, 2002 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, and for the period from December 19, 2002 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

(b) Exhibits: The list of exhibits on the Exhibit Index on page 33 of this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTEROMEDICS INC.

By:	/S/ MARK B. KNUDSON, PH.D.
Mark B. Knudson, Ph.D.
President and Chief Executive Officer

By:	/S/ GREG S. LEA
Greg S. Lea
Senior Vice President and Chief Financial Officer

Dated: November 20, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed on November 9, 2007 (File No. 333-143265)).

3.2	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

4.1	Amended and Restated Investors’ Rights Agreement, dated as of July 6, 2006, by and between the Company and the parties named therein. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.1	Licensing Agreement, by and between Mayo Foundation for Medical Education and Research and the Company, dated February 3, 2005. (Incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on August 14, 2007 (File No. 333-143265)).

10.2	Supply Agreement, by and between Atrotech OY and the Company, dated September 11, 2006. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.3	Loan and Security Agreement, dated December 1, 2004, between the Company and Venture Lending and Leasing IV, Inc. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.4	Supplement to the Loan and Security Agreement, dated December 1, 2004, between the Company and Venture Lending and Leasing IV, Inc. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.5	Amendment No. 1, dated as of September 29, 2005, to Supplement to the Loan and Security Agreement, dated December 1, 2004, between the Company and Venture Lending and Leasing IV, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.6	Loan and Security Agreement, dated as of May 17, 2007, between the Company, Venture Lending and Leasing IV, Inc. and Venture Lending and Leasing V, Inc. (Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.7	Supplement to the Loan and Security Agreement, dated as of May 17, 2007, between the Company, Venture Lending and Leasing IV, Inc. and Venture Lending and Leasing V, Inc. (Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.7A	Amendment No. 1 to Supplement to Loan and Security Agreement dated August 28, 2007 between the Company, Venture Lending and Leasing IV, Inc. and Venture Lending and Leasing V, Inc. (Incorporated herein by reference to Exhibit 10.7A to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on September 11, 2007 (File No. 333-143265)).

10.8†	Executive Employment Agreement, dated June 22, 2005, by and between the Company and Mark B. Knudson. (Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.9†	Executive Employment, dated May 21, 2007, by and between the Company and Greg Lea. (Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

Exhibit Number	Description of Document
10.10†	Executive Employment Agreement, dated February 9, 2007, by and between the Company and Adrianus Donders. (Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.11†	Executive Employment Agreement, dated May 16, 2007, by and between the Company and Russell Felkey. (Incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.12†	2003 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.13†	Standard form of Incentive Stock Option Agreement pursuant to the 2003 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.14†	Standard form of Non-Incentive Stock Option Agreement pursuant to the 2003 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.15†	Standard form of Restricted Stock Agreement. (Incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.16†	Management Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2007 (File No. 1-33818)).

10.17	Form of Indemnification Agreement entered into by and between the Company and each of its executive officers and directors. (Incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

10.18	Consulting Agreement, dated April 23, 2004, by and between the Registrant and Donald C. Harrison. (Incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

10.19	Consulting Agreement, dated September 21, 2006, by and between the Registrant and Bobby I. Griffin. (Incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

14.1	Code of Conduct and Ethics of the Company Standard form of Restricted Stock Agreement. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (Incorporated herein by reference to the Company’s Form 10-K filed on March 13, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates management contract or compensation plan or agreement.