Form 10-K/A
period 2007-12-31
EnteroMedics Inc
filed 2008-12-02
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2 to Form 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

EnteroMedics Inc. filed an Annual Report on Form 10-K with the Securities and Exchange Commission on March 13, 2008 for the fiscal year ended December 31, 2007 (the “Original Filing”) and an amendment to its Form 10-K on November 20, 2008. This Amendment No. 2 amends the Original Filing and the Form 10-K/A filed on November 20, 2008, and is being filed solely to amend and restate Exhibits 31.1 and 31.2 of Item 15(b), Part IV. Except for the foregoing matter, no other information included in the Original Filing or in the Form 10-K/A filed on November 20, 2008 is amended by this Amendment No. 2 on Form 10-K/A.

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

Dated: December 2, 2008

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