Form 10-K
period 2008-12-31
EnteroMedics Inc
filed 2009-03-12
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 1-33818

ENTEROMEDICS INC.

(Exact name of registrant as specified in its charter)

Delaware	48-1293684
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2800 Patton Road, St. Paul, Minnesota 55113

(Address of principal executive offices, including zip code)

(651) 634-3003

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common stock, $0.01 par value per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

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

At June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock as reported by the NASDAQ Global Market on that date was $34,957,985.

As of February 27, 2009, 30,023,295 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Definitive Proxy Statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2009 Annual Meeting of Stockholders, to be held May 6, 2009 (the Proxy Statement), are incorporated by reference into Part III of this report. Except with respect to information specifically incorporated by reference in this report, the Proxy Statement is not deemed to be filed as a part hereof.

ENTEROMEDICS INC.

FORM 10-K

Registered Trademarks and Trademark Applications:     In the United States we have registered trademarks for VBLOC, ENTEROMEDICS and MAESTRO each registered with the United States Patent and Trademark Office, and have received a Notice of Allowance and first extension of time to file a Statement of Use on our application to register the mark EMPOWER. In addition, the marks VBLOC, MAESTRO and ENTEROMEDICS are the subject of either a trademark registration or application for registration in Australia, China, Mexico, the European Community, Saudi Arabia, the United Arab Emirates and Switzerland. We have also taken steps to seek registration of these three marks in Brazil. This Form 10-K contains other trade names and trademarks and service marks of EnteroMedics and of other companies.

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

Overview

We are a development stage medical device company focused on the design and development of devices that use neuroblocking technology to treat obesity, its associated co-morbidities, and other gastrointestinal disorders. Our proprietary neuroblocking technology, which we refer to as VBLOC therapy, is designed to intermittently block the vagus nerve using high-frequency, low-energy, electrical impulses. The vagus nerve controls much of the activity of the stomach, intestines and pancreas and plays a role in food processing. Our initial product under development is the Maestro System, which uses VBLOC therapy to limit the expansion of the stomach, help control hunger sensations between meals, reduce the frequency and intensity of stomach contractions and produce a feeling of early and prolonged fullness. Based on our understanding of vagal nerve function and nerve blocking from our preclinical studies and the results of our initial clinical trials, we believe the Maestro System may offer obese patients a minimally-invasive treatment alternative that has the potential to result in significant and sustained weight loss. In addition, data from sub-group analyses demonstrate that VBLOC therapy may hold promise in improving the obesity-related co-morbidities of diabetes and hypertension, independent of, and prior to, substantial weight loss. We are conducting, or plan to conduct, feasibility studies in each of these co-morbidities to assess VBLOC therapy’s potential in addressing multiple indications.

We are currently evaluating the Maestro System in human clinical trials conducted in the United States, Australia, Mexico, Norway and Switzerland. To date, we have not observed any mortality or any unanticipated adverse device effects in these clinical trials. We have also not observed any long-term problematic clinical side effects in any patients, including in those patients who have been using the Maestro System for more than one year.

In 2008, we completed enrollment and implantation of subjects in our pivotal clinical study, the EMPOWER trial. The EMPOWER trial is a multi-center, randomized, double-blind, prospective, placebo-controlled pivotal study being conducted in the United States and selected international centers. Assuming that the data from the trial is positive, we plan to use data from our EMPOWER trial to support our premarket approval (PMA) application for the Maestro System, which we expect to submit in late 2009. If the U.S. Food and Drug Administration (FDA) grants us approval, we anticipate we will be able to commercialize the Maestro System in the United States in early 2011. In the event that the Maestro System receives FDA approval, we expect to recruit and retain personnel responsible for commercial operations, sales and marketing, customer service, reimbursement and technical service in order to support the commercial launch of our product. Given the time required to locate and train appropriate personnel, we expect to commence that process prior to actually receiving FDA approval. We will also need to increase production volumes of our products in connection with commercialization. We rely primarily on third-party manufacturers and suppliers to produce our products and will continue to select qualified suppliers and contract manufacturers that can supply products on a commercial scale according to our proprietary specifications.

Background—The Obesity Epidemic

Obesity has been identified by the U.S. Surgeon General as the fastest growing cause of disease and death in the United States. In 1980, approximately 15% of the adult population in the United States was obese according to National Health and Nutrition Examination Survey. By 2005, the incidence of obesity had more than doubled to 33%. Currently, the Centers for Disease Control and Prevention (CDC) estimates that there are 72 million obese adults in the United States, having a Body Mass Index (BMI) of 30 or higher. BMI is calculated by dividing a person’s weight in kilograms by the square of their height in meters. It is estimated that by 2010, as many as 83 million Americans will suffer from obesity. Obesity is also a significant health problem outside of the United States, with as many as 400 million people worldwide estimated to be obese and 1.6 billion adults estimated to be overweight, according to the World Health Organization. The World Health Organization estimates that by 2015, approximately 2.3 billion adults will be overweight and more than 700 million people worldwide will be obese.

The CDC has identified obesity as a leading public health threat in the United States and has estimated that there are approximately 112,000 obesity-related deaths each year in the United States. According to data from the CDC, 76% of people with a BMI above 35 have an obesity-related disease or disorder, also called a co-morbidity. According to the North American Association for the Study of Obesity and the CDC, obesity is associated with many significant weight-related co-morbidities including Type 2 diabetes, high blood-pressure, sleep apnea, certain cancers, high cholesterol, coronary artery disease, osteoarthritis and stroke. In addition, a number of disorders involving the central nervous system may also be complicated by obesity, such as anxiety, bipolar disorder, agoraphobia, depression and insomnia. As of 2000, the Department of Health and Human Services estimated the overall economic costs of obesity in the United States to be $117 billion per year.

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

•

Bariatric surgery.    In more severe cases of obesity, patients may pursue more aggressive surgical treatment options such as gastric bypass, sleeve gastrectomy and gastric banding. These procedures promote weight loss by surgically restricting the stomach’s capacity and outlet size. While largely effective, they may present substantial side effects and carry short- and long-term safety risks that have limited their adoption.

Given the limitations of behavioral modification, pharmaceutical therapy and bariatric surgical approaches, we believe there is a substantial need for a safer and more effective solution that:

•	preserves normal anatomy;

•

is “non-punitive” in that it supports continued ingestion and digestion of foods and micronutrients such as vitamins and minerals found in a typical, healthy diet while allowing the user to modify his or her eating behavior appropriately without inducing punitive physical restrictions that physically force a limitation of food intake;

•	enables non-invasive adjustability while reducing the need for frequent clinic visits;

•	minimizes unpleasant side-effects such as persistent vomiting;

•	minimizes the risks of re-operations, malnutrition and mortality; and

•	reduces the natural hunger drive of patients.

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

VBLOC therapy is designed to block the gastrointestinal effects of the vagus nerve by using high-frequency, low-energy electrical impulses to intermittently interrupt naturally occurring neural impulses on the vagus nerve between the brain and the digestive system. Our therapy is designed to control hunger sensations between meals, limit the expansion of the stomach and to reduce the frequency and intensity of stomach contractions. In addition, we believe VBLOC therapy also reduces the absorption of calories by decreasing the secretion of digestive enzymes. The resulting physiologic effects of VBLOC therapy are intended to produce a feeling of early and prolonged fullness following smaller meal portions. By intermittently blocking the vagus nerve and allowing it to return to full function between therapeutic episodes, we believe we have limited the body’s natural tendency to circumvent the therapy, which can result in long-term weight loss.

We have designed our Maestro System to address a significant market opportunity that we believe exists for a safe, effective and less-invasive therapy that is intended to address the underlying causes of hunger and obesity.

Our Maestro System is designed to offer each of the following benefits, which we believe could lead to the adoption of VBLOC as the therapy of choice for obesity:

•

Preserves Normal Anatomy.    The Maestro neuroblocking pulse generator is designed to deliver therapy that blocks the neural signals that influence a patient’s hunger and sense of fullness without altering digestive system anatomy. Accordingly, patients should experience fewer and less severe side effects compared to treatments that incorporate anatomical alterations.

•

Allows Continued Ingestion and Digestion of Foods Found in a Typical, Healthy Diet.    Because our therapy leaves the digestive anatomy unaltered, we believe that patients will be able to maintain a more consistent nutritional balance compared to existing surgical approaches, thus allowing them to effect positive changes in their eating behavior in a non-forced and potentially more consistent way.

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

•

Offers Favorable Safety Profile.    We have designed our EMPOWER clinical trial to demonstrate the safety of the Maestro System. In our clinical trials to date, we have not observed any mortality or any medically serious device related adverse events that have required surgical attention in the patients we have implanted with the Maestro System. We have also not observed any long-term problematic clinical side effects in any patients, including in those patients who have been using the Maestro System for more than one year.

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

Our Strategy

Our goal is to establish VBLOC therapy, delivered via our Maestro System pulse generator, as the leading obesity management solution. The key business strategies by which we intend to achieve these objectives include:

Achieve Regulatory Approval for VBLOC Therapy Using Our Maestro System.    We have received an Investigational Device Exemption (IDE) from the FDA for use of the Maestro System in the United States in our EMPOWER pivotal trial, but have yet to receive regulatory approval to market the Maestro System. We have completed enrollment and implantation of subjects in the EMPOWER trial. If we achieve favorable results from the EMPOWER pivotal trial, we plan to use the data from this trial to obtain a PMA from the FDA to allow us to commence sales in the United States in early 2011. We have also received the European CE Mark to enable the eventual sale of our systems in the European Economic Area. We also plan to use our CE Mark certification to make other international regulatory filings to permit sales in those jurisdictions.

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

Commercialize Our Products using a Direct Sales and Marketing Effort.    We plan to build a sales force to call directly on key opinion leaders and bariatric surgeons, primarily within bariatric Centers of Excellence. We believe this currently represents approximately 364 facilities within the United States, which we believe will enable us to target them effectively with a small sales force. We expect that our direct sales force will promote the Maestro System to physicians and patients who have concerns with current bariatric surgical procedures. We also plan to call on physicians, weight-management specialists and nurses who influence patient adoption.

Identify Appropriate Coding, Obtain Coverage and Payment for the Maestro System.    While payors are not our direct customers, their coverage and reimbursement policies influence patient and physician selection of obesity treatment. We plan to employ a focused campaign to obtain payor support for VBLOC therapy. We plan to seek specific and appropriate coding, coverage and payment for our Maestro System from the Centers for Medicare and Medicaid Services (CMS) and from private insurers.

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

The Maestro System, Implantation Procedure and Usage

The Maestro System.    Our Maestro System pulse generator delivers VBLOC therapy via two small electrodes that are laparoscopically implanted and placed in contact with the trunks of the vagus nerve just above the junction between the esophagus and the stomach, near the diaphragm. We are developing the Maestro System in two different energy configurations, the Maestro RF System and the Maestro RC System. The Maestro RF System is the device currently being used in our EMPOWER trial and, if the FDA grants us approval, it is anticipated to be our first commercialized device in the United States in early 2011.

The major components of the Maestro System include:

•

Neuroregulator.    The neuroregulator, sometimes referred to as a neuroblocking pulse generator, is an implanted device that controls the delivery of VBLOC therapy to the vagus nerve. It is surgically implanted just below, and parallel to, the skin, typically on the side of the body over the ribs. The neuroregulator emits short, charge-balanced electrical pulses at a high pulse rate that travel down the leads to the electrodes and intermittently block natural nerve signals on the vagus nerve.

•

Lead system.    Our neuroblocking leads are powered by the neuroregulator and deliver electrical pulses to the vagus nerve via the electrodes. The leads and electrodes are similar to those used in traditional cardiac rhythm management and some neurostimulation products, are intended to be implanted and may be removed laparoscopically.

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

The Maestro RF System and the Maestro RC System differ in the following ways:

•

The neuroblocking pulse generator, or neuroregulator, within the Maestro RF System is powered by a battery in the externally-worn controller, which is connected to the external transmit coil. The transmit coil needs to be properly positioned over the approximately 20 cubic centimeter neuroregulator and worn daily during the patient’s waking hours to deliver therapy. The controller is recharged nightly using AC wall power.

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

Clinical Development

We are developing our Maestro System to deliver VBLOC therapy for the long-term treatment of obesity. Based on our preliminary preclinical and clinical findings, we believe that our Maestro System has the potential to offer a compelling combination of efficacy and safety. We are continuing to evaluate the Maestro System in human clinical studies conducted internationally and we recently completed enrollment and implantation of subjects in the EMPOWER trial. We plan to use data from our EMPOWER trial to file our PMA application for FDA approval by late 2009.

Preclinical Experience

We have completed several preclinical animal studies, primarily in pigs and rats, to evaluate the safety of our Maestro System and to refine our implantation procedure. These studies have also shown that VBLOC therapy could completely block activated nerve signals, with the nerve regaining normal function within minutes after each intermittent application of therapy. Over a 12-week period of VBLOC therapy, over 91% of all nerve axons showed normal histology and the animals demonstrated unimpaired heart rate, respiration, blood pressure and glucose regulation. Additionally, we observed that VBLOC therapy resulted in a greater than 80% reduction in pancreatic exocrine secretions, which are composed of digestive enzymes, water and bicarbonate that facilitate food digestion and caloric intake.

As a result of the findings of our preclinical studies, we were able to refine the implant technique, demonstrate the biocompatibility of our Maestro System in animals and collect the data necessary to begin human clinical trials. Several publications resulting from these preclinical studies were peer-reviewed and accepted for podium presentation at the Digestive Disease Week meeting in 2006, the American Society for Bariatric Surgery meeting in 2006, and the International Federation for Surgery of Obesity meeting in 2006.

Clinical Experience

We began evaluating VBLOC therapy with our initial Maestro System, the RF1 system, in a clinical trial in February 2006. The next generation RF2 system is distinguished from the RF1 system by an improved user interface, improvements in the energy management within the neuroregulator and a more robust transmission link for delivering energy from the coil to the neuroregulator in the RF2 system. Our early clinical experience has shown that VBLOC therapy using the Maestro System offers physicians a programmable method to selectively and reversibly block the vagus nerve and results in clinically and statistically significant excess weight loss. Excess weight represents the difference between a subject’s actual weight and the subject’s weight assuming a BMI of 25, which is considered healthy. Excess weight loss (EWL) is reported as the percentage of excess weight that is lost by the subject.

We have not observed any mortality or any medically serious device related adverse events that have required surgical attention in any of our completed or ongoing studies. Reported events include those associated with laparoscopic surgery or any implantable electronic device. The effects of VBLOC therapy include changes in appetite, and, in some subjects, effects that may be expected with decreased intra-abdominal vagus nerve activity, such as temporary abdominal discomfort and short episodes of belching, bloating, cramping or nausea.

Findings from our clinical feasibility trials have resulted in more than 15 publications peer-reviewed and accepted for presentation at the Digestive Disease Week meetings in 2007 and 2008, the American Society for Metabolic and Bariatric Surgery meeting in 2008, the International Federation for Surgery of Obesity meetings in 2007 and 2008, and the Obesity Society (formerly the North American Association for the Study of Obesity) meetings in 2007 and 2008.

We recently completed enrollment and implantation of subjects in our pivotal clinical study, the EMPOWER trial. The EMPOWER trial is a multi-center, randomized, double-blind, prospective, placebo- controlled pivotal study being conducted in the United States and selected international centers. Upon receipt of all enrolled patients’ one-year endpoint data, we intend to use the data from this study to support our PMA application for the Maestro System for the treatment of obesity in the United States. In addition, we used our clinical studies data in a submission to our Notified Body for a CE Mark that would allow us to commercialize our Maestro System in the European Union. We obtained CE Mark approval on March 4, 2009.

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

We believe the VBLOC-I trial demonstrated the feasibility of the Maestro System in treating subjects with obesity. The trial results demonstrated an EWL of 7.5% at one month, 11.6% at three months and 14.2% at six months of VBLOC therapy. In addition to its demonstrated clinical benefits, we also believe that VBLOC-I demonstrated the safety of the Maestro System in this subject population. No deaths or medically serious device related adverse events were reported during the study.

As part of the VBLOC-I study, we also conducted two sub-studies to evaluate secondary endpoints among subsets of the subjects enrolled in the trial.

•

Sub-Study 1: Weight Loss, Calorie Intake, Hunger and Fullness.    This sub-study assessed the impact of VBLOC therapy on calorie intake, hunger and fullness at one site in a population of ten subjects. This sub-study analyzed a series of seven-day diet diaries, computerized calorie calculations, hunger and fullness visual analogue scales and weight before and during VBLOC therapy. Participants in this sub-study had an average percentage EWL of 23% after six months of treatment with a reduction in calorie intake determined from detailed dietary analysis. Subjects reported reduced hunger, earlier fullness and reduced food intake using validated visual analogue scales. We believe that the results of this sub-study indicate that VBLOC therapy may be effective in reducing calorie intake even though no diet, exercise or behavior modification programs of any kind were provided. VBLOC therapy may also be effective in reducing hunger and increasing feelings of fullness during a period of reduced calorie intake and sustained weight loss.

•

Sub-Study 2: Pancreatic Polypeptide Response.    This sub-study assessed the impact of VBLOC therapy on pancreatic function, which is a test often used to evaluate vagal nerve function, in a population of 24 subjects at two sites. The exocrine pancreas is responsible for production and secretion of digestive enzymes in the small intestine that are responsible for food digestion, resulting in food absorption. This sub-study showed at the three month follow-up that implantation of the Maestro

System and the use of VBLOC therapy blunted the pancreatic polypeptide response, an indicator of successful vagal blocking. The mean EWL percentage for this sub-study was 13.1%.

VBLOC-EC Trial

VBLOC-EC was an efficacy continuation of VBLOC-I. Twenty-six of the 31 VBLOC-I subjects were assigned to a long-term safety evaluation and two sites and 11 subjects met the criteria for inclusion in the efficacy continuation arm. Enrollment in VBLOC-EC began in the first quarter of 2007. As subjects of the VBLOC-I study reached their six month follow-up point, the subjects that consented were enrolled in VBLOC-EC. To participate in the VBLOC-EC trial, subjects were required to consent to long-term follow-up, to be compliant in their use of the system and to be enrolled in sites that had implemented a formal bariatric patient follow-up program. These EC subjects started receiving diet, behavior modification and exercise advice after the first six months of VBLOC therapy.

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

Since we have not designed a study comparing weight management alone against VBLOC therapy, we will not be able to determine the effect of a weight management program on efficacy in VBLOC-EC or VBLOC-RF2 other than a historical comparison. Despite this, we believe that weight management will be supplemental to VBLOC therapy and part of the recommended treatment in our future PMA application. To date, no deaths or medically serious device related adverse events have been reported during the VBLOC-EC study. Other nonserious adverse events have been as expected.

For the 11 subjects enrolled in VBLOC-I who continued on into the VBLOC-EC trial, the trial results demonstrated an EWL of 16.9% at three months, 23.7% at six months, 24.6% at nine months and 22.2% at 12 months. In general, the EWL for the subjects in VBLOC-EC was higher than in VBLOC-I at the three-month and six-month periods. We believe this is due to the fact that the centers participating in VBLOC-EC had formal bariatric programs. The formal bariatric program was managed by a multi-disciplinary team that helped subjects implement various diet, exercise and behavior modification techniques. We believe the improved results of VBLOC-EC are also due to participation of patients who had been better educated regarding our program criteria. Prior to VBLOC-EC, we believe some subjects in our VBLOC I trial had an expectation for more dramatic EWL based on gastric bypass results and realized that, according to study protocol, they could drop out of the VBLOC trial early and thereby move up on a gastric bypass waiting list. In subsequent studies, VBLOC-EC and VBLOC-RF2, we attempted to select patients who, after being educated on the risks and benefits of VBLOC therapy, had a genuine interest in receiving VBLOC therapy as opposed to using temporary participation in our trial as a means to receive gastric bypass more quickly.

VBLOC-GF Trial

We initiated the VBLOC-GF trial to study the effects of VBLOC therapy on gastric function in 12 subjects who consented to gastric function testing prior to system implantation and at least two times after implant. Gastric function in response to interrupted VBLOC therapy is being assessed at several points throughout the trial. The gastric function testing uses a nutrient drink test to measure the amount of food required to feel full at meals and a trace radio-labeled standard solid meal protocol to measure gastric emptying. The study is ongoing and subjects continue to be followed. To date, no deaths or medically serious device related adverse events have been reported during the VBLOC-GF trial.

VBLOC-RF2 Trial

Enrollment of 38 subjects in the VBLOC-RF2 trial began in November 2006 and is designed to evaluate the safety and efficacy of the Maestro RF2 System in treating patients with obesity over a period of 60 months. The trial is an international, open-label, prospective, multi-center study. We are implementing weight management programs and plan to evaluate the efficacy of the VBLOC therapy by measuring average percentage EWL at one month, three, six and 12 months and possibly longer. We are using results from this trial to further optimize selection of VBLOC therapy parameters. Preliminary data indicate that the RF2 system improvements have resulted in improved therapy delivery and improved weight loss. To date, no deaths or medically serious device related adverse events have been reported during the VBLOC-RF2 trial and the safety profile is similar to VBLOC-I. As of January 12, 2009, the most recent follow-up of nine RF2 patients, among the earliest patients implanted in the VBLOC-RF2 trial, showed an EWL of 37.6% at 18 months of VBLOC therapy. At that time, the most recent results for the prior follow-up periods demonstrated an EWL of 28.1% in 17 RF2 patients at 12 months and an EWL of 17.9% in 35 RF2 patients at six months of VBLOC therapy.

VBLOC-RC Trial

We initiated the VBLOC-RC trial in November 2007. The trial is an international feasibility study designed to demonstrate that the clinical performance of the Maestro RC System in five subjects is similar to that of the RF2 System. It is also intended to demonstrate that the subject can effectively recharge the implanted RC device and the physician and staff can perform device programming and operation. We are implementing weight management programs such as diet, behavior modification, or exercise programs and plan to evaluate system performance and efficacy by measuring average percentage EWL at one, three and six months. To date, no deaths or medically serious device related adverse events have been reported during the VBLOC-RC trial.

VBLOC-DM2 ENABLE Trial

Enrollment of the VBLOC-DM2 ENABLE trial began in the second quarter of 2008 and is designed to evaluate the effects of VBLOC therapy on glucose regulation and blood pressure using the Maestro RC2 System in approximately 30 subjects. The trial is an international, open-label, prospective, multi-center study. We plan to evaluate the efficacy of the VBLOC therapy by measuring average percentage EWL, HbA1c and FPG and blood pressure at one week, one month, three, six and 12 months and possibly longer. To date, no deaths or medically serious device related adverse events have been reported during the VBLOC-DM2 trial and the safety profile is similar to that seen in the other VBLOC trials.

EMPOWER Trial

We have received IDE approval from the FDA for use of the Maestro System in our pivotal EMPOWER clinical trial. The EMPOWER trial is designed as a randomized, double-blind, placebo-controlled, prospective, multi-center study including a maximum of 300 subjects at up to 15 U.S. and international sites. We recently completed enrollment and implantation of 294 subjects in the EMPOWER trial in 2008. All EMPOWER subjects were implanted with the Maestro System and randomized on a 2:1 basis to an active group, where therapy is turned on, or a control group, where therapy is turned off. A limited number of diabetic subjects were also included in the trial and randomized 1:1.

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

group. The trial is designed to demonstrate, with greater than 90% power, that there is an average of at least 17% EWL difference using the 1983 Metropolitan Life Tables, with a 97.5% confidence interval of 10% to 24%, between the active and control groups at 12 months. The Metropolitan Life Tables, introduced in 1943 and revised in 1983, set forth “ideal” weight ranges for adult men and women between the ages of 25 and 59 based on height and frame size. The underlying assumptions for the study are based on an average EWL of 25% or more at 12 months for the active group versus an EWL of 8% or less for the control group, with an actual difference between groups of at least 17 percentage points. These assumptions are based on an extrapolation of the six month data from our VBLOC-I study.

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

The EMPOWER clinical data required for the PMA application is expected to be completed in late 2009. Assuming these data are favorable, we intend to prepare and file our PMA application with the FDA. If approved, we would expect to commercially launch our Maestro System in the United States in early 2011. Because the EMPOWER trial will be blinded, we will not be routinely reporting safety and EWL data until after the first year of the trial. After the first year, the trial will be unblinded and all subjects, including those in the control group, will have the option to receive ongoing VBLOC therapy. Subjects will continue to be followed out to 60 months as part of the trial and we will continue to monitor and report on average percentage EWL and safety during this extended period.

Even if we complete the EMPOWER trial it may not produce results that are sufficient to support approval of a PMA application, or the FDA may require higher efficacy endpoints to approve our Maestro System. For example, the FDA has indicated to us that they believe that a 20 to 25 percentage point greater EWL than a control group, absent a known and statistically validated safety profile, is the appropriate efficacy criterion for the EMPOWER trial. Thus, there is a risk that, even if we achieve our endpoint, the FDA may not approve our system. To date, we have limited clinical data regarding the efficacy of our therapy at 12 months upon which to evaluate our ability to meet either our or the FDA’s proposed efficacy endpoint. Our results and our ability to obtain approval from the FDA for our Maestro System may also depend on the measurement standards we use to evaluate the EWL data. In addition, there is a risk that the FDA may require us to conduct a longer clinical trial, submit additional follow-up data, or engage in other costly and time consuming activities that may delay the FDA’s approval of the Maestro System.

In December 2008 we also received an IDE supplement approval from the FDA for use of the Maestro RC2 System in our EMPOWER trial. This portion of the EMPOWER trial is designed as a prospective, open-label, multi-center study including up to 72 subjects in eight of our 15 U.S. and international EMPOWER sites. The study is intended to demonstrate that the safety and efficacy of the Maestro RC2 System is non-inferior to that of the Maestro RF2 System. This study also includes an ancillary endpoint to assess the effects of VBLOC therapy on hypertension. Enrollment for this portion of the trial is not anticipated to begin until early 2010.

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

We have spent a significant portion of our capital resources on research and development. Our research and development expenses were $27.7 million in 2008, $21.1 million in 2007 and $14.4 million in 2006. With the completion of enrollment and implantation of subjects in our EMPOWER trial, we expect our research and development expenditures to decrease in 2009.

Other Diseases and Disorders

We believe that our VBLOC therapy may be used to treat a number of additional gastrointestinal disorders or co-morbidities frequently associated with obesity, including the following:

•

Type 2 Diabetes.    Metabolic syndrome refers to a group of risk factors for cardiovascular disease and Type 2 diabetes mellitus and affects an estimated 50 million people in the United States. We believe that VBLOC therapy has significant potential in treating metabolic syndrome as there appeared to be a beneficial relationship between EWL and diabetic control in our VBLOC-I and VBLOC-RF2 trials. In a subgroup analysis of ten Type 2 diabetes patients, following activation of VBLOC therapy, mean HbA1c, a measure of blood glucose levels, showed a statistically significant reduction of 1.1 percentage points (p=.002) from 8.2% at baseline to 7.1% at four weeks. In addition to having a subset of diabetic patients in our EMPOWER trial, we have also launched an international feasibility trial, VBLOC-DM2 ENABLE, to further explore the efficacy of VBLOC therapy in this patient population.

•

Hypertension.    Blood pressure normally rises and falls throughout the day. When it consistently stays too high for too long, it is called hypertension. It is estimated that one out of three American adults has high blood pressure or hypertension. We believe that VBLOC therapy may improve mean systolic and diastolic blood pressure in hypertensive patients. A subgroup analysis of 15 patients with both systolic and diastolic hypertension, which was either untreated or controlled with drugs, showed statistically significant reductions of 13.9 mm Hg in systolic pressure and 10.7 mm Hg in diastolic pressure at four weeks following activation of VBLOC therapy. The improvements in blood pressure are maintained through six months and there were no significant changes in patients with normal blood pressure. We plan to analyze a subset of hypertensive patients in our EMPOWER trial and have also included an evaluation of the blood pressure effects of VBLOC therapy in our international feasibility trial, VBLOC-DM2 ENABLE, to further explore the efficacy of VBLOC therapy in this patient population.

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

Mayo Clinic Relationship

Our research and development team works with clinicians from Mayo Clinic Rochester, Minnesota pursuant to exclusive know-how, license, and consulting agreements. Mayo clinicians with multiple specialties such as bariatric surgery, gastroenterology and laparoscopic surgery consult with our research and development team on an exclusive basis to advise us as we develop our devices for vagal blocking therapy to treat obesity. Specifically, Mayo clinicians, along with other of our consultants, have offered their expertise to advise us with regard to our clinical trials and surgical techniques for our implantation procedure and participate on our medical advisory board and therapeutic algorithm panel. The agreements with Mayo Clinic also include a similar collaboration for the development of products to address a wide variety of disorders susceptible to treatment by electrically blocking neural impulses on the vagus nerve. We retain the exclusive rights to obesity-related device inventions developed through this collaboration. We have also licensed-in two obesity-related patent applications from Mayo Clinic. These patent applications cover a number of medical device concepts for treating obesity, all of which are unrelated to our VBLOC technology.

Medical Advisors

In addition to our collaboration with Mayo Clinic, we also have medical advisors who provide strategic guidance to our development programs, consult with us on clinical investigational plans and individual study protocols, and advise on clinical investigational site selection. Members of our medical advisory group also:

•	serve on our Data Safety Monitoring Board and Clinical Events Committee;

•	meet with governmental regulatory authorities;

•	provide consultation on professional meeting presentations and journal manuscript submissions; and

•	develop and participate in clinical site training programs, including study surgical technique training and study subject follow-up training.

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

Initially, we anticipate that our sales representatives will exclusively target selected bariatric surgery Centers of Excellence and nationally recognized bariatric surgery centers. To be approved as a bariatric surgery Center of Excellence, a surgery center needs to perform a minimum of 125 bariatric surgical procedures per year. As of December 31, 2008, there were approximately 364 bariatric surgery Centers of Excellence approved by the Surgical Review Corporation and 60 Level I Centers of Excellence approved by the American College of Surgeons. In addition we expect to market our products to a small number of nationally-recognized hospitals that do not intend to pursue the Center of Excellence certification.

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

We also compete against the manufacturers of pharmaceuticals that are directed at treating obesity. We are aware of two drugs that are approved for long-term treatment of obesity in the United States: Sibutramine, marketed by Abbott Labs as Meridia, and Orlistat, marketed by Roche as Xenical. In addition, numerous pharmaceutical companies are working on additional drug therapies that may prove effective in addressing obesity.

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

In addition, there are many larger potential competitors experimenting in the field of neurostimulation to treat various diseases and disorders. For example, Medtronic, which develops deep brain stimulators and spinal cord stimulators, acquired TransNeuronix, which sought to treat obesity by stimulating the smooth muscle of the stomach wall and nearby tissue. St. Jude Medical, through its acquisition of Advanced Neuromodulation Systems, is developing spinal cord stimulators. Cyberonics is developing vagus nerve stimulators to modulate epileptic seizures and other neurological disorders. Boston Scientific, through its Advanced Bionics division, is developing neurostimulation devices such as spinal cord stimulators and cochlear implants. Ethicon-Endo Surgery acquired Cyberonics’ patents and patent applications pertaining to vagus nerve stimulation for the treatment of obesity and two related co-morbidities, diabetes and hypertension, in overweight patients.

In addition to competition from developers of neurostimulation and gastric modulation systems, we expect our Maestro System will also compete with surgical obesity procedures, including gastric bypass, gastric banding, vertical-banded gastroplasty and biliopancreatic diversion. The leader in the field of gastric banding is Allergan, whose Lap-Band received FDA approval for marketing in 2001. Allergan also recently acquired EndoArt, a European band company that has developed the EasyBand, which uses RF telemetry to adjust the gastric band. Additionally, we are aware that Johnson & Johnson received approval on September 28, 2007 of their gastric band product known as the Realize Adjustable Gastric Band.

We believe that the principal competitive factors in our market include:

•	acceptance by healthcare professionals, patients and payors;

•	published rates of safety and efficacy;

•	reliability and high quality performance;

•	effectiveness at controlling co-morbidities such as diabetes and hypertension;

•	invasiveness and the inherent reversibility of the procedure or device;

•	cost and average selling price of products and relative rates of reimbursement;

•	effective marketing, education, sales and distribution;

•	regulatory and reimbursement expertise;

•	technological leadership and superiority; and

•	speed of product innovation and time to market.

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

Third-party Coverage and Reimbursement

We plan to set a market price for the Maestro System in the United States that is comparable to other high-end, active implantable devices such as implantable cardioverter defibrillators (ICDs), neurostimulation devices for chronic pain, and cochlear implant systems. We expect that the procedure will be performed in the outpatient setting.

We believe that establishing appropriate third-party coverage for the therapy should be achievable as important structural elements are already in place. Physician claims for payment use Current Procedural Terminology, Fourth Edition (CPT) billing codes to describe procedures and services performed. Currently, there are established CPT codes for the implantation of cranial nerve pulse generators and related leads, and we expect providers may seek payment for our therapy based on these codes. With respect to possible usage of our product in the hospital inpatient setting, hospital inpatient billing is referenced by International Classifications of Diseases, 9th Revision, Clinical Modification (ICD-9-CM) procedure codes. There is an existing ICD-9-CM diagnosis code for morbid obesity and our studies are intended to provide the necessary outcomes data to link appropriate billing codes with the ICD-9 diagnosis code for morbid obesity. Our clinical trial data substantiating VBLOC therapy will also be used to seek coverage of VBLOC therapy for patients with morbid obesity and appropriate reimbursement for surgeons and hospitals under the codes already in place.

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

Intellectual Property

Our success will depend in part on our ability to obtain and defend patent protection for our products and processes, to preserve our trade secrets and to operate without infringing or violating the proprietary rights of third parties. To date, we have six issued U.S. patents, two of which pertain to treating gastrointestinal disorders and we believe provide us with broad intellectual property protection covering electrically-induced vagal blocking and for treating obesity. Material among these is our U.S. Patent No. 7,167,750 and U.S. Patent No. 7,489,969. Assuming timely payment of maintenance fees as they become due, these patents will both expire in 2023. We also have 23 U.S. patent applications (including two provisional applications), four pending international patent applications (PCT) and seven national stage patent applications (including four European applications) in foreign jurisdictions. These applications primarily pertain to our vagal blocking technology and its application to obesity as well as other gastrointestinal disorders. In addition to our patents and applications, we have a license agreement with Mayo Foundation for Medical Education and Research for two pending U.S. patent applications on medical device obesity treatments, which are unrelated to our VBLOC therapy.

We also register the trademarks and trade names through which we conduct our business. To date, in the United States we have registered trademarks for VBLOC, ENTEROMEDICS and MAESTRO each registered with the United States Patent and Trademark Office, and have received a Notice of Allowance and first extension of time to file a Statement of Use on our application to register the mark EMPOWER. In addition, the marks VBLOC, MAESTRO and ENTEROMEDICS are the subject of either a trademark registration or application for registration in Australia, China, Mexico, the European Community, Saudi Arabia, the United Arab Emirates and Switzerland. We have also taken steps to seek registration of these three marks in Brazil. This Form 10-K contains other trade names and trademarks and service marks of EnteroMedics and of other companies. We may file additional trademark applications from time to time as deemed appropriate by management.

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

Government Regulations

United States

Our Maestro System is regulated by the FDA as a medical device under the Federal Food, Drug, and Cosmetic Act (FFDCA) and the regulations promulgated under the FFDCA. Pursuant to the FFDCA, the FDA regulates the research, design, testing, manufacture, safety, labeling, storage, record keeping, advertising, sales and distribution, post-market adverse event reporting, production and advertising and promotion of medical devices in the United States. Noncompliance with applicable requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket approval for devices and criminal prosecution.

Medical devices are classified into one of three classes, Class I, II or III, on the basis of the amount of risk and the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I, low risk, devices are subject to general controls (e.g., labeling and adherence to good manufacturing practices (GMPs)). Class II, intermediate risk, devices are subject to general controls and to special controls (e.g., performance standards, and premarket notification). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class II devices. In both the United States and certain international markets, there have been a number of legislative and regulatory initiatives and changes, such as the Modernization Act, which could and have altered the healthcare system in ways that could impact our ability to sell our medical devices profitably. Recent, widely-publicized events concerning the safety of certain drug, food and medical device products have raised concerns among members of Congress, medical professionals, and the public regarding the FDA’s handling of these events and its perceived lack of oversight over regulated products. The increased attention to safety and oversight issues could result in a more cautious approach by the FDA to device clearances and approvals, as well as post- market compliance, which could prevent, delay clearance or approval of our new products or product modifications, or require us to expend additional resources on post-market studies and controls.

The FFCDA provides two basic review procedures for medical devices. Certain products may qualify for a submission authorized by Section 510(k) of the FFCDA, where the manufacturer submits to the FDA a premarket notification of the manufacturer’s intention to commence marketing the product. The manufacturer must, among other things, establish that the product to be marketed is substantially equivalent to another legally marketed product. Marketing may commence when the FDA issues a letter finding substantial equivalence. If a medical device does not qualify for the 510(k) procedure, the manufacturer must file a premarket approval (PMA) application with the FDA. This procedure requires more extensive pre-filing clinical and preclinical testing than the 510(k) procedure and involves a significantly longer FDA review process.

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

If the FDA determines that a PMA is complete, the FDA accepts the application and begins an in-depth review of the submitted information. The FDA, by statute and regulation, has 180 days to review an accepted PMA application, although the review and response activities generally occur over a significantly longer period of time, typically one year, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of our, and our manufacturers’, facilities to evaluate compliance with the quality system regulation. Under the Medical Device User Fee and Modernization Act of 2002, the fee to submit a PMA can be up to $259,600 per PMA, however, we have qualified for a small business exemption. If the FDA’s evaluation of the PMA is favorable, the PMA is approved, and the device may be marketed in the United States. The FDA may approve the PMA with post-approval conditions intended to ensure the safety and effectiveness of the device. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval. Even after approval of a PMA, new PMAs or supplemental PMAs are required for significant modifications to the manufacturing process, labeling, use and design of a device that is approved through the premarket approval process. Premarket approval supplements often require submission of the same type of information as a PMA except that the supplement is limited to information needed to support any changes from the device covered by the original PMA.

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

Clinical trials require extensive recordkeeping and detailed reporting requirements. Our clinical trials must be conducted under the oversight of an institutional review board at the relevant clinical trial site and in accordance with applicable regulations and policies including, but not limited to, the FDA’s good clinical practice (GCP) requirements. We, the trial data safety monitoring board, the FDA or the institutional review board at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

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

International

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. The primary regulatory environment in Europe is that of the European Economic Community (EEC), which consists of 25 countries encompassing nearly all the major countries in Europe. Other countries that are not part of the EEC, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the EEC with respect to medical devices. The EEC has adopted Directive 90/385/EEC for active implantable medical devices and numerous standards that govern and harmonize the national laws and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices that are marketed in member states. Medical devices that comply with the requirements of the national law of the member state in which they are first marketed will be entitled to bear CE marking, indicating that the device conforms to applicable regulatory requirements, and, accordingly, can be commercially marketed within EEC states and other countries that recognize this mark for regulatory purposes.

We obtained CE marking approval for sale of the Maestro System on March 4, 2009. The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for our Maestro System (which falls into Class III), the method involved a combination of self-assessment by the manufacturer of the safety and performance of the device, and a third-party assessment by a Notified Body, usually of the design of the device and of the manufacturer’s quality system. A Notified Body is a private commercial entity that is designated by the national government of a member state as being competent to make independent judgments about whether a product complies with applicable regulatory requirements. The manufacturer’s assessment included a clinical evaluation of the conformity of the device with applicable regulatory requirements. We used KEMA in the Netherlands as the Notified Body for our CE marking approval process.

Employees

As of December 31, 2008, we had a total of 53 employees. All of these employees are located in the United States.

From time to time we also employ independent contractors, consultants and temporary employees to support our operations. None of our employees are subject to collective bargaining agreements. We have never experienced a work stoppage and believe that our relations with our employees are good.

Executive Officers

Our executive officers are as follows:

Name	Age	Position
Mark B. Knudson, Ph.D.	60	President, Chief Executive Officer, Chairman and Director

Greg S. Lea	56	Senior Vice President and Chief Financial Officer

Adrianus (Jos) Donders	55	Senior Vice President of Operations

Katherine S. Tweden, Ph.D.	48	Vice President of Research and Clinical

Mark B. Knudson, Ph.D. has served as our President, Chief Executive Officer and Chairman of the board since December 2002. Dr. Knudson also serves as President and Chief Executive Officer of Venturi Group LLC and Venturi Development Inc., positions he has held since 1999 and 2001, respectively. Dr. Knudson served as Chairman of the board of Restore Medical, Inc., a publicly-held medical device company focused on the treatment of sleep disordered breathing, from 1999 through July 2008 when it was acquired by Medtronic, Inc. Dr. Knudson was also a member of the audit committee of Restore Medical. Dr. Knudson received a Bachelor of Science in biology from Pacific Lutheran University and a Ph.D. in physiology from Washington State University.

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

Katherine S. Tweden, Ph.D. has served as our Vice President of Research since January 2003 and Vice President of Clinical since September 2008. From November 2002 to January 2003, Dr. Tweden was a consultant to Venturi Group, a medical device incubator company. From January 2003 through August 2004, Dr. Tweden worked for Venturi Development Inc. as a consultant to us. From July 1997 to October 2002, Dr. Tweden held positions including Director of Research and Vice President of Research for HeartStent Corporation. From September 1990 to June 1997, Dr. Tweden held the positions of Sr. Research Scientist and Principal Research Scientist at St Jude Medical, Inc. Dr. Tweden received a Bachelor of Arts in chemistry from Gustavus Adolphus College and a Masters degree and Ph.D. in biomedical engineering from Iowa State University.

Our Corporate Information

We were incorporated in Minnesota in December 2002 under the name Beta Medical, Inc. In 2003, we changed our name to EnteroMedics Inc. and in 2004 we reincorporated in Delaware. We file reports and other information with the Securities and Exchange Commission (SEC) including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy or information statements. Those reports and statements as well as all amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (1) are available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549, (2) may be obtained by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-777-1027, (3) are available at the SEC’s internet site (http://www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and (4) are available free of charge through our website as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Our principal executive offices are located at 2800 Patton Road, St. Paul, Minnesota 55113, and our telephone number is (651) 634-3003. Our website address is www.enteromedics.com. The information on, or that may be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Risks Related to our Business and Industry

We are a development stage company with a limited history of operations and no approved products, and we cannot assure you that we will ever have a commercialized product.

We are a development stage company with a limited operating history upon which you can evaluate our business. We currently do not have any products cleared or approved for commercialization or any other source of revenue, and we do not expect to have a commercialized product until at least early 2011. We have been engaged in research and development since our inception in 2002 and have invested substantially all of our time and resources in developing our VBLOC therapy, which we intend to commercialize initially in the form of our Maestro System. The success of our business will depend on our ability to obtain regulatory approval to market our Maestro System and any products we may develop in the future and our ability to create product sales, successfully introduce new products, establish our sales force and control costs, all of which we may be unable to do. If we are unable to successfully develop, receive regulatory approval for and commercialize our Maestro System for its indicated use, we may never generate revenue or be profitable and we may have to cease operations. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects.

We have incurred losses since inception and we anticipate that we will continue to incur increasing losses for the foreseeable future.

We have incurred losses in each year since our formation in 2002. As of December 31, 2008, we had a deficit accumulated during the development stage of $101.3 million. Our net losses applicable to common stockholders for the fiscal years ended December 31, 2008, 2007 and 2006 were $37.9 million, $28.6 million and $17.7 million, respectively. We have funded our operations to date principally from the sale of our securities and through the issuance of indebtedness. Development of a new medical device, including conducting clinical trials and seeking regulatory approvals, is a long, expensive and uncertain process. If our Maestro System is approved for marketing by the U.S. Food and Drug Administration (FDA) we expect to incur significant sales and marketing expenses prior to recording sufficient revenue to offset these expenses. We expect our general and administrative expenses to increase as we continue to add the infrastructure necessary to support operating as a public company and develop our intellectual property portfolio. For these reasons, we expect to continue to incur significant and increasing operating losses for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with developing new medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

We have not received, and may never receive, approval from the FDA or the regulatory body in any other country to market our Maestro System for the treatment of obesity.

We do not have the necessary regulatory approvals to market our Maestro System in the United States or in any foreign market other than the European Community for which we received CE Mark approval on March 4, 2009. We plan initially to launch our product, if approved, in the United States, but ultimately will also seek to commercialize our Maestro System in countries outside the United States.

We cannot market our product in the United States unless it has been approved by the FDA. The FDA approval process involves, among other things, successfully completing clinical trials and obtaining a premarket approval (PMA). The PMA process requires us to prove the safety and efficacy of our Maestro System to the FDA’s satisfaction. This process can be expensive and uncertain, requires detailed and comprehensive scientific and human clinical data, generally takes one to three years after a PMA application is filed, and notwithstanding the effort and expense incurred, may never result in the FDA granting a PMA. Because VBLOC therapy represents a novel way to effect weight loss in the treatment of obesity, and because there is a large population of obese patients who might be eligible for treatment, it is possible that the FDA and other regulatory bodies will review an application for approval of our Maestro System with greater scrutiny, which could cause that process to be lengthier and more involved than that for products without such characteristics. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

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

In order to market our Maestro System outside of the United States, we will need to establish and comply with the numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries may differ from that required to obtain FDA approval. The regulatory approval process in other countries may also include all of the risks detailed above regarding FDA approval in the United States. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. While we have received the European CE Mark, we cannot assure you when, or if, we will be able to commence sales in the European Economic Area or obtain approval to market our Maestro System in other countries outside the United States.

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

Our application for an investigational device exemption (IDE) for the EMPOWER pivotal trial, a randomized, prospective, placebo-controlled multi-center trial of our Maestro System in the United States, has been approved by the FDA. In 2008 we completed enrollment and implantation of subjects in the EMPOWER trial. Conducting a clinical trial of this size, which involves screening, assessing, testing, treating and monitoring patients at up to 13 sites across the country and two in Australia, and coordinating with patients and clinical institutions, is a complex and uncertain process.

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

•	patients may not remain in or complete, clinical trials at the rates we expect;

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

We will consider our Maestro System to be effective if the EMPOWER trial demonstrates an average of at least 17 percentage points of EWL between the active and control groups at 12 months, with a 97.5% confidence interval of 10 to 24 percentage points of EWL. The FDA has indicated to us that they believe that a 20 to 25 percentage point greater EWL than a control group, absent a known and statistically validated safety profile, is the appropriate efficacy criterion for the EMPOWER trial. Thus, there is a risk that, even if we achieve our endpoint of an average of at least 17 percentage points of EWL between the active and control groups at 12 months, with a 97.5% confidence interval of 10 to 24 percentage points of EWL, the FDA may not approve our Maestro System. To date, we have limited clinical data regarding the efficacy of our therapy at 12 months upon which to evaluate our ability to meet either our or the FDA’s proposed efficacy endpoint. Our results and our ability to obtain approval from the FDA for our Maestro System may also depend on the measurement standards we use to evaluate the excess weight loss data. In addition, there is a risk that the FDA may require us to conduct a longer clinical trial, submit additional follow-up data, or engage in other costly and time consuming activities that may delay the FDA’s approval of the Maestro System. If our clinical trials fail to produce sufficient data to support a PMA application, it will take us longer to ultimately commercialize a product and generate revenue or the delay could result in our being unable to do so. Moreover, our development costs will increase if, to achieve sufficient data to support PMA, we need to perform more or larger clinical trials than planned.

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

If our VBLOC therapy, or any other neuroblocking therapy for other gastrointestinal diseases and disorders that we may develop, does not achieve an adequate level of acceptance by the relevant constituencies, we may not generate significant product revenue and may not become profitable. The earliest we expect to be able to commercialize our Maestro System is early 2011, if at all. If we are not successful in the commercialization of our Maestro System for the treatment of obesity we may never generate any revenue and may be forced to cease operations.

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

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. In particular we and our manufacturers and suppliers are required to comply with Good Manufacturing Practices (GMP), which for medical devices is called the Quality System Regulation (QSR), and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain marketing approval. The FDA enforces the QSR through unannounced inspections. We and our third-party manufacturers and suppliers have not yet been inspected by the FDA and will have to successfully complete such inspections before we receive regulatory approvals for our Maestro System. Failure by us or one of our manufacturers or suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, or failure to adequately respond to any observations, could result in enforcement actions against us or our manufacturers or suppliers, including, restrictions on our product or manufacturing processes, withdrawal of the product from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

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

We are subject to medical device reporting (MDR) regulations that require us to report to the FDA or governmental authorities in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental authorities in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacturing. A government mandated, or voluntary, recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall would divert managerial and financial resources and could harm our reputation with customers. There can be no assurance that there will not be product recalls in the future or that such recalls would not have a material adverse effect on our business. Furthermore, we may later discover previously unknown problems with our products, including medically serious device related events. For example, we do not have long-term data on the safety of the Maestro System. Thus, there is a risk that long-term use of our Maestro System could cause injuries or harm, including possible damage to the vagus nerve. Any discovery of previously unknown problems with our product, including medically serious device related events, may result in restrictions on such products, withdrawal of the products from the market, voluntary or mandatory recalls, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

We depend on a limited number of manufacturers and suppliers of various critical components for our Maestro System. The loss of any of these manufacturer or supplier relationships could delay our clinical trials or prevent or delay commercialization of our Maestro System.

We rely entirely on third parties to manufacture our Maestro System and to supply us with all of the critical components of our Maestro System, including our leads, implantable batteries, neuroregulators and controllers. If any of our existing suppliers were unable or unwilling to meet our demand for product components, or if the components or finished products that they supply do not meet quality and other specifications, commercialization of our product could be delayed. Alternatively, if we have to switch to a replacement manufacturer or replacement supplier for any of our product components, we may face additional regulatory delays, and the manufacture and delivery of our Maestro System could be interrupted for an extended period of time, which could delay completion of our clinical trials or commercialization of our Maestro System. In addition, we may be required to obtain regulatory approval from the FDA to use different suppliers or components.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development, including conducting clinical trials for our Maestro System. Even before we receive regulatory approval to market our Maestro System, we expect to spend significant funds commercializing the product, including development of a direct sales force. In 2008, our cash used in operations was $33.7 million. We expect cash used in operations to decrease in 2009 due to the completion of enrollment and implantation in our EMPOWER trial during 2008. In the years following 2009, we expect that our cash used in operations will be significant, and we may need additional funds to complete the development and commercialization of our Maestro System. After, and possibly prior to, such time we may need to raise substantial additional capital to: continue our research and development programs; commercialize our Maestro System, if approved by the FDA; and fund our operations in general.

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

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

We completed our initial public offering in November 2007. As a public company, we incur significant expenses that we did not incur as a private company. The obligations of being a public company, including substantial public reporting and auditing obligations, require significant expenditures, place additional demands on our management and require the hiring of additional personnel. Section 404 of the Sarbanes-Oxley Act of 2002 and the SEC rules and regulations implementing such act require us to conduct an annual evaluation of our internal control over financial reporting. This process increases our legal and financial compliance costs, and makes some activities more difficult, time consuming or costly. If we fail to have an effectively designed and operating system of internal control, we may be unable to comply with the requirements of Section 404 in a timely manner.

The Sarbanes-Oxley Act of 2002 has required us to adopt new corporate governance, securities disclosure and compliance practices. In response to the requirements of that act, the SEC and the NASDAQ Stock Market have enacted new rules. Compliance with these new rules has increased our legal, financial and accounting costs, and we expect these increased costs to continue indefinitely. These laws and regulations may also make it more difficult for us to attract and retain qualified members of our board of directors or members of senior management.

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

We may not be successful in our efforts to utilize our VBLOC therapy to treat co-morbidities associated with obesity and other gastrointestinal diseases and disorders.

As part of our long-term business strategy, we plan to research the application of our VBLOC therapy to treat co-morbidities associated with obesity and other gastrointestinal diseases and disorders. Research to identify new target applications requires substantial technical, financial and human resources, whether or not any new applications for our VBLOC therapy are ultimately identified. We may be unable to identify or pursue other applications of our technology. Even if we identify potential new applications for our VBLOC therapy, investigating the safety and efficacy of our therapy requires extensive clinical testing, which is expensive and time-consuming. If we terminate a clinical trial in which we have invested significant resources, our prospects will suffer, as we will have expended resources on a program that will not provide a return on our investment and missed the opportunity to allocate those resources to potentially more productive uses. We will also need to obtain regulatory approval for these new applications, as well as achieve market acceptance and an acceptable level of reimbursement.

Risks Related to Intellectual Property

If we are unable to obtain or maintain intellectual property rights relating to our technology and neuroblocking therapy, the commercial value of our technology and any future products will be adversely affected and our competitive position will be harmed.

Our commercial success depends in part on our ability to obtain protection in the United States and other countries for our Maestro System and VBLOC therapy by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. To date, we have six issued U.S. patents, two of which pertain to treating gastrointestinal disorders, 23 U.S. patent applications (including two provisional applications), four pending international patent applications (PCT) and seven national stage patent applications, including four European applications, in foreign jurisdictions. In addition, we are the exclusive licensee to two U.S. patent applications owned by Mayo Foundation for Medical Education and Research, which are unrelated to our VBLOC therapy. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us any competitive advantage. We expect to incur substantial costs in obtaining patents and, if necessary, defending our proprietary rights. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. We do not know whether we will obtain the patent protection we seek, or that the protection we do obtain will be found valid and enforceable if challenged. If we fail to obtain adequate protection of our intellectual property, or if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. We may also determine that it is in our best interests to voluntarily challenge a third party’s products or patents in litigation or administrative proceedings, including patent interferences or re-examinations. In the event that we seek to enforce any of our owned or exclusively licensed patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert, which, if successful could result in the loss of the entire patent or the relevant portion of our patent, which would not be limited to any particular party. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Even if we were to prevail in any litigation, we cannot assure you that we can obtain an injunction that prevents our competitors from practicing our patented technology. Our competitors may independently develop similar or alternative technologies or products without infringing any of our patent or other intellectual property rights, or may design around our proprietary technologies.

We cannot assure you that we will obtain any patent protection that we seek, that any protection we do obtain will be found valid and enforceable if challenged or that it will confer any significant commercial advantage. U.S. patents and patent applications may also be subject to interference proceedings and U.S. patents may be subject to re-examination proceedings in the U.S. Patent and Trademark Office (USPTO) and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices, which proceedings could result in either loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of, the patent or patent application. In addition, such interference, re-examination and opposition proceedings may be costly. Moreover, the U.S. patent laws may change, possibly making it easier to challenge patents. Some of our technology was, and continues to be, developed in conjunction with third parties, and thus there is a risk that such third parties may claim rights in our intellectual property. Thus, any patents that we own or license from others may provide limited or no protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology.

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

Risks Related to Ownership of our Common Stock

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our public offering in November 2007 through February 27, 2009 our stock price has fluctuated from a low of $0.83 to a high of $10.77. The market price for our common stock will be affected by a number of factors, including:

•	the denial or delay of regulatory clearances or approvals of our product or receipt of regulatory approval of competing products;

•	our ability to accomplish clinical, regulatory and other product development milestones and to do so in accordance with the timing estimates we have publicly announced;

•	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;

•	changes in government regulations and standards affecting the medical device industry and our product;

•	ability of our product, if it receives regulatory approval, to achieve market success;

•	the performance of third-party contract manufacturers and component suppliers;

•	our ability to develop sales and marketing capabilities;

•	actual or anticipated variations in our results of operations or those of our competitors;

•	announcements of new products, technological innovations or product advancements by us or our competitors;

•	developments with respect to patents and other intellectual property rights;

•	sales of common stock or other securities by us or our stockholders in the future;

•	additions or departures of key scientific or management personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock;

•	changes in earnings estimates or recommendations by securities analysts, failure to obtain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;

•	public statements by analysts or clinicians regarding their perceptions of our clinical results or the effectiveness of our products;

•	decreases in market valuations of medical device companies; and

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

The stock prices of many companies in the medical device industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. Following periods of volatility in the market price of a company’s securities, securities class action litigation often has been initiated against a company. If class action litigation is initiated against us, we may incur substantial costs and our management’s attention may be diverted from our operations, which could significantly harm our business.

Our directors and executive officers hold substantial control over us and could limit your ability to influence the outcome of key transactions, including changes of control.

Our executive officers and directors and entities affiliated with them beneficially own, in the aggregate, approximately 61.8% of our outstanding common stock as of February 27, 2009. Our executive officers, directors and affiliated entities, if acting together, would be able to control or influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may affect the market price of our common stock. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Sales of a substantial number of shares of our common stock in the public market by existing stockholders, or the perception that they may occur, could cause our stock price to decline.

Sales of substantial amounts of our common stock by us or by our stockholders, announcements of the proposed sales of substantial amounts of our common stock or the perception that substantial sales may be made, could cause the market price of our common stock to decline. We may issue additional shares of our common stock in follow-on offerings to raise additional capital or in connection with acquisitions or corporate alliances and we plan to issue additional shares to our employees, directors or consultants in connection with their services to us. All of the currently outstanding shares of our common stock are freely tradable under federal and state securities laws, except for shares held by our directors, officers and certain greater than five percent stockholders, which may be subject to volume limitations, and shares issued in connection with our recent private placement offering. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time and could reduce the market price of our common stock.

In addition, as of December 31, 2008 certain holders of an aggregate of 10,997,940 shares of our common stock and warrants to purchase our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to include in a company-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

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

We lease approximately 28,388 square feet of lab and office space in St. Paul, Minnesota. The lease agreement began October 1, 2008 and ends September 30, 2015.

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

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Our Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “ETRM”.

As of February 27, 2009, there were approximately 75 holders of record of our common stock and 30,023,295 shares of common stock outstanding. No dividends have been paid on our common stock to date, and we do not anticipate paying any dividends in the foreseeable future.

The following table sets forth the high and low sales prices of our common stock as quoted on the NASDAQ Global Market for the period since our initial public offering on November 15, 2007 through December 31, 2008. Prior to that date, there was no identifiable public market for our common stock.

Price Range of Common Stock

	Price Range
	High	Low
Fiscal 2007
Fourth Quarter (from November 15, 2007)	$10.77	$7.81
Fiscal 2008
First Quarter	$10.26	$3.45
Second Quarter	$5.75	$3.75
Third Quarter	$5.24	$3.02
Fourth Quarter	$3.24	$0.83

The closing price for our common stock as reported by the NASDAQ Global Market on February 27, 2009 was $1.70 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in PART III, Item 12 of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

From January 1, 2008 through December 31, 2008, we sold and issued the following unregistered securities. Also included is the consideration, if any, received by us for such shares, warrants, promissory notes and options and information relating to the section of the Securities Act of 1933, as amended (the Securities Act), or rules of the SEC, under which exemption from registration was claimed.

As previously described in our Current Report on Form 8-K filed November 24, 2008, on November 18, 2008, we entered into a new loan and security agreement with Silicon Valley Bank (SVB), Western Technology Investment (WTI) and Horizon Technology Management LLC (Horizon and, collectively with SVB and WTI, the Lenders), pursuant to which the Lenders agreed to make term loans (each, a Term Loan) to the Company in an aggregate principal amount of up to $20.0 million, on the terms and conditions set forth in the loan agreement. On November 21, 2008, SVB and WTI each funded a Term Loan in the aggregate principal amount of $10.0 million and $5.0 million, respectively, under the loan agreement. The loan agreement required the issuance of warrants to the Lenders with an aggregate exercise price equal to 11.0% of the loan commitment. The warrants that we issued, which are in the form attached as Exhibit 10.20 to this Annual Report on Form 10-K, give the

Lenders the option to purchase either (i) shares of our common stock with a per share exercise price equal to $1.5846, or (ii) shares of our stock (including common stock) issued in an equity financing that occurs within 18 months after November 18, 2008 (through May 18, 2010) at the per share price of the stock sold in the financing. On November 18, 2008, in conjunction with the loan agreement, (i) SVB was issued a warrant to purchase an aggregate number of shares equal to $1,100,000 divided by the per share exercise price of the warrant, (ii) WTI was issued a warrant to purchase an aggregate number of shares equal to $550,000 divided by the per share exercise price of the warrant, and (iii) Horizon received a warrant to purchase an aggregate number of shares equal to $55,000 divided by the per share exercise price of the warrant. As of December 31, 2008 we had issued a total of 1,075,981 common stock warrants with an exercise price of $1.5846 per share and a ten year life to the Lenders under the terms of the loan agreement.

As previously described in our Current Report on Form 8-K filed February 25, 2009, on February 19, 2009, we entered into several securities purchase agreements for the sale of 13,110,393 shares of our common stock, together with warrants to purchase an aggregate of 6,555,197 shares of our common stock, in a private placement transaction with several accredited investors (the Private Placement). The purchase price per share was $1.15, which equaled the consolidated closing bid price of our common stock as reported by the NASDAQ Stock Market on February 19, 2009. The warrants will be exercisable at any time and from time to time beginning on the date that is six months and one day after the closing of the Private Placement and ending four years after the closing of the Private Placement. The warrants have an exercise price of $1.38 per share, which equals 120% of the consolidated closing bid price of our common stock as reported by the NASDAQ Stock Market on February 19, 2009. On February 24, 2009, we completed the final closing of the Private Placement receiving gross proceeds of $15,896,351, less a placement agent fee of $617,443 and certain other expenses. In addition, the placement agent received a warrant to purchase 218,242 shares of common stock in the same form as that issued to participants in the Private Placement.

The sales and issuances of securities described in the paragraphs above were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering.

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

Management has broad discretion over the uses of the proceeds of the initial public offering. As of December 31, 2008, approximately $19.2 million of the aggregate net proceeds from our initial public offering remained invested in a variety of interest bearing instruments, including obligations of U.S. government agencies, corporate bonds, commercial paper, and money market funds or in operating cash accounts.

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

COMPARISON OF 13 MONTH CUMULATIVE TOTAL RETURN*

Among EnteroMedics Inc., the NASDAQ Composite Index

and the NASDAQ Medical Equipment Index

* $100 invested on 11/15/07 in stock or 10/31/07 in index, including reinvestment of dividends. No dividends have been declared or paid on our common stock. Stock performance shown in the above chart for the common stock is historical and should not be considered indicative of future price performance. This graph was prepared by Research Data Group, Inc.

	November 15, 2007	December 31, 2007	December 31, 2008
EnteroMedics Inc.	$100.00	$100.63	$18.25
NASDAQ Composite	100.00	92.28	53.76
NASDAQ Medical Equipment	100.00	95.81	52.77

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain financial data with respect to our business. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements and related notes thereto in Item 8.

	Fiscal Years
	2008(1)	2007(1)(2)	2006(1)	2005	2004
	(In thousands, except per share data)
Operations:
Loss from operations	$(36,270)	$(28,026)	$(18,122)	$(11,152)	$(3,246)
Net loss	(37,874)	(28,575)	(17,690)	(11,215)	(3,449)
Basic and diluted net loss per share	(2.25)	(11.69)	(34.19)	(28.82)	(24.36)
Shares used to compute basic and diluted net loss per share	16,836	2,445	517	389	142

Financial Position:
Cash, cash equivalents and short-term investments	26,295	57,031	34,732	10,719	5,332
Working capital (current assets less current liabilities)	20,916	49,802	29,921	8,640	5,025
Total assets	28,279	59,051	36,064	11,561	5,699
Long-term debt, net of current portion and discounts	10,996	6,018	1,727	7,344	—
Convertible preferred stock	—	—	103	46	26
Deficit accumulated during development stage	(101,307)	(63,433)	(34,858)	(17,168)	(5,952)
Total stockholders’ equity	11,405	45,282	28,574	1,975	5,327

(1)	Loss from operations, net loss and basic and diluted net loss per share for 2008, 2007 and 2006 include the impact of SFAS 123R stock-based compensation charges, which were not presented in prior years. Refer to Notes 2 and 9 of our consolidated financial statements.
(2)	Basic and diluted net loss per share and shares used to compute basic and diluted net loss per share include the impact of converting 10,488,178 shares of convertible preferred stock into common stock immediately prior to the closing of our initial public offering on November 20, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a development stage medical device company focused on the design and development of devices that use neuroblocking technology to treat obesity, its associated co-morbidities, and other gastrointestinal disorders. Our proprietary neuroblocking technology, which we refer to as VBLOC therapy, is designed to intermittently block the vagus nerve using high frequency, low energy, electrical impulses. We have a limited operating history and we currently have no products approved for sale. Our initial product under development is the Maestro System, which uses VBLOC therapy to limit the expansion of the stomach, help control hunger sensations between meals, reduce the frequency and intensity of stomach contractions and produce a feeling of early and prolonged fullness. We were formerly known as Beta Medical, Inc. and were incorporated in Minnesota on December 19, 2002. We later changed our state of incorporation to Delaware on July 22, 2004. Since inception, we have devoted substantially all of our resources to the development and commercialization of our Maestro System.

Based on our understanding of vagal nerve function and nerve blocking from our preclinical studies and the results of our initial clinical trials, we believe the Maestro System may offer obese patients a minimally invasive treatment alternative that has the potential to result in significant and sustained weight loss. We believe that our Maestro System will allow bariatric surgeons to help obese patients who are concerned about the risks and complications associated with gastric banding and gastric bypass surgery. We are continuing to evaluate the Maestro System in human clinical trials conducted internationally. Preliminary results from a feasibility study conducted outside the U.S., indicates that the Maestro System may provide durable and ongoing weight-loss for people with obesity. As of January 12, 2009, the most recent follow-up of nine RF2 patients, among the earliest patients implanted in the VBLOC-RF2 trial, showed an excess weight loss (EWL) of 37.6% at 18 months of VBLOC therapy. At that time, the most recent results for the prior follow-up periods demonstrated an EWL of 28.1% in 17 RF2 patients at 12 months and an EWL of 17.9% in 35 RF2 patients at six months of VBLOC therapy. We have completed enrollment and implantation of subjects in our first U.S. pivotal trial, the EMPOWER trial. We plan to review the data from our EMPOWER trial to support our premarket approval (PMA) application in late 2009 and submit the application for the Maestro System shortly thereafter. We anticipate commercialization in the United States beginning in early 2011 if and when the FDA grants us approval. In addition, data from sub-group analyses demonstrate that VBLOC therapy may hold promise in improving the co-morbidities of diabetes and hypertension, independent of, and prior to, substantial weight loss. We are conducting, or plan to conduct, feasibility studies in each of these co-morbidities to assess VBLOC therapy’s potential in addressing multiple indications.

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

To date, we have generated no revenue from the sale of products, and we have incurred net losses in each year since our inception. As of December 31, 2008, we had a deficit accumulated during the development stage of $101.3 million. We expect our losses to continue and to increase as we continue our development activities and expand our commercialization activities. We have financed our operations primarily through public and private placement of our equity securities and issuance of debt.

Recent Events

On February 19, 2009, we entered into several securities purchase agreements for the sale of 13,110,393 shares of our common stock, together with warrants to purchase an aggregate of 6,555,197 shares of our common stock, in a private placement transaction with several accredited investors (the Private Placement). The purchase price per share was $1.15, which equaled the consolidated closing bid price of our common stock as reported by the NASDAQ Stock Market on February 19, 2009. The warrants will be exercisable at any time and from time to time beginning on the date that is six months and one day after the closing of the Private Placement and ending four years after the closing of the Private Placement. The warrants have an exercise price of $1.38 per share, which equals 120% of the consolidated closing bid price of our common stock as reported by the NASDAQ Stock Market on February 19, 2009. On February 24, 2009, we completed the final closing of the Private Placement receiving gross proceeds of $15.9 million, less a placement agent fee of $617,443 and certain other expenses. In addition, the placement agent received a warrant to purchase 218,242 shares of common stock in the same form as that issued to participants in the Private Placement.

We obtained CE marking approval for sale of the Maestro System on March 4, 2009. The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for our Maestro System (which falls into Class III), the method involved a combination of self-assessment by the manufacturer of the safety and performance of the device, and a third-party assessment by a Notified Body, usually of the design of the device and of the manufacturer’s quality system. We used KEMA in the Netherlands as the Notified Body for our CE marking approval process.

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

Stock-Based Compensation

Through December 31, 2005, we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations, including the Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. For periods prior to December 31, 2005, we complied with the disclosure-only provisions required by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment to SFAS 123.

Under APB 25, we were not required to recognize stock-based compensation expense for employee stock options granted from inception through 2005 as the exercise prices, for financial reporting purposes, were determined to be at or above the deemed fair value of the underlying common stock on the date of grant. The fair value of our common stock was assessed and approved by our board of directors, the members of which have extensive experience in the life sciences industry and all but one of whom are nonemployee directors. In determining the appropriateness of the fair value of our common stock, the board of directors considered several factors, such as our life cycle, results of research and development, recent financings and financial projections.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R), Share-Based Payment, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. We adopted SFAS 123R using the prospective transition method. Under this method, compensation cost is recognized for all share-based payments granted or modified subsequent to December 31, 2005.

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

The guidance in SFAS 123R and Staff Accounting Bulletin No. 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions. If factors change and we employ different assumptions in the application of SFAS 123R in future periods, or if we decide to use a different valuation model, the compensation expense that we record in the future under SFAS 123R may differ significantly from what we have recorded in the current period and could materially affect our operating loss, net loss and net loss per share.

The provisions of SFAS 123R are applied to all share-based payment awards issued to employees and where appropriate, nonemployees, unless another source of literature applies. When determining the measurement date of a nonemployee’s share-based payment award, we follow Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, which requires measuring the stock options at fair value and remeasuring such stock options to the current fair value until the performance date has been reached. For stock options granted to nonemployees, the fair value of the stock options is estimated using the Black-Scholes valuation model. This model utilizes the estimated fair value of common stock and requires that, at the date of grant and each subsequent reporting period until the services are completed or a significant disincentive for nonperformance occurs, we make assumptions with respect to the expected term of the option, the volatility of the fair value of our common stock, risk free interest rates and expected dividend yields of our common stock. Different estimates of volatility and expected life of the option could materially change the value of an option and the resulting expense.

Net Operating Losses and Tax Credit Carryforwards

At December 31, 2008, we had federal and state net operating loss carryforwards of approximately $75.3 million and $72.3 million, respectively. These net operating loss carryforwards will expire in varying amounts from 2022 through 2028, if not utilized. Under the provisions of Sections 382 and 383 of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and certain tax credits that can be utilized annually in the future to offset taxable income. A valuation allowance has been established to reserve the potential benefits of these carryforwards and tax credits in our consolidated financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets. If a change in our ownership is deemed to have occurred or occurs in the future, our ability to use our net operating loss carryforwards and tax credits in any fiscal year may be significantly limited.

Financial Overview

Revenue

To date, we have not commercialized any products and we have not generated any revenue. We do not expect to generate revenue until early 2011 and then, only if we receive FDA approval of our Maestro System. Any revenue from initial sales of a new product is difficult to predict and in any event will only modestly reduce our continued and increasing losses resulting from our research and development and other activities.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development and clinical and regulatory expenses, incurred in the development of our Maestro System. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. From inception through December 31, 2008, we have incurred a total of $76.0 million in research and development expenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, market development and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, and accounting services, cash management fees, consulting fees and travel expenses. From inception through December 31, 2008, we have incurred $23.3 million in selling, general and administrative expenses.

Results of Operations

Comparison of the Years Ended December 31, 2008 and 2007

Research and Development Expenses.    Research and development expenses were $27.7 million for the year ended December 31, 2008, compared to $21.1 million for the year ended December 31, 2007. The increase of $6.6 million, or 31.4%, is primarily due to a $1.3 million increase in compensation expenses associated with increased headcount to support the EMPOWER trial and a $6.4 million increase in professional services primarily due to EMPOWER patient recruiting and payments to the EMPOWER clinical study sites, partially offset by product development and research reductions for contractor separations upon completion of the Maestro RC System, contractor conversions and pre-clinical animal study reductions. Included in research and development expenses during 2008 were $869,000 of stock-based compensation charges compared to $2.3 million in 2007. The $1.5 million decrease in stock-based compensation is primarily the result of a $1.7 million one-time expense for the issuance of 206,044 shares of common stock to the Mayo Foundation for Medical Education and Research upon the completion of our initial public offering (IPO) in November 2007, partially offset by increases from additional employee options granted during 2008 with a higher weighted average option price and fair value.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $8.6 million for the year ended December 31, 2008, compared to $7.0 million for the year ended December 31, 2007. The increase of $1.6 million, or 23.3%, is primarily due to increases of $581,000 in compensation expense from increased headcount and $620,000 in professional services, including legal expenses, travel and insurance, all driven by the new requirements of being a publicly traded company. Included in selling, general and administrative expenses during 2008 were $1.7 million of stock-based compensation charges compared to $1.5 million in 2007. Stock-based compensation expense increased $141,000 due to a $1.2 million increase resulting from additional employee options granted during 2008 with a higher weighted average option price and fair value offset by a $1.0 million reduction due to an increased number of nonemployee options becoming fully vested during 2008.

Interest Income.    Interest income was $1.1 million for the year ended December 31, 2008, compared to $1.6 million for the year ended December 31, 2007. The decrease of $455,000, or 29.2%, is primarily due to a decrease in the short-term interest rate environment despite an increase in the average cash, cash equivalents and short-term investment balance from $32.1 million during 2007 to $39.2 million during 2008. The increased average cash, cash equivalents and short-term investments balance is the result of the net $39.1 million raised in our IPO in November 2007, $10.0 million of debt funding received in 2007 and $15.0 million of debt funding received in November 2008, of which we received net proceeds of $7.1 million after transaction expenses, facility charges and existing debt pay off.

Interest Expense.    Interest expense was $2.7 million for the year ended December 31, 2008, compared to $1.6 million for the year ended December 31, 2007. The increase of $1.0 million was primarily the result of entering into a $20.0 million debt facility, of which $15.0 million was funded in November 2008 that resulted in net proceeds of $7.1 million after transaction expenses, facility charges and existing debt pay off. The existing debt pay off resulted in a one-time interest payment of $763,000 and the acceleration of $255,000 in unamortized discounts on notes payable.

Change in Value of the Convertible Preferred Stock Warrant Liability.    Change in value of the convertible preferred stock warrant liability was $0 for the year ended December 31, 2008, compared to $362,000 for the year ended December 31, 2007. The preferred stock warrant liability was recorded on December 11, 2006 when we sold an additional 123,569 shares of Series C preferred stock. Upon closing of the sale, we had insufficient authorized and unissued shares of Series C preferred stock available to share settle outstanding warrants to purchase Series C preferred stock, resulting in the warrants being reclassified as a liability at the estimated fair value of $735,000 on December 11, 2006. On May 14, 2007 we filed an amended certificate of incorporation to increase the number of authorized shares of Series C preferred stock to 6,043,957. As a result of the amendment, we had sufficient authorized and unissued shares of Series C preferred stock available to share settle the warrants. The fair market value of the warrants on May 14, 2007 was determined to be $1.1 million. The $362,000 change in fair value from December 31, 2006 to the amendment date was recorded as expense and the convertible preferred stock liability was reclassified to additional paid-in capital.

Comparison of the Years Ended December 31, 2007 and 2006

Research and Development Expenses.    Research and development expenses were $21.1 million for the year ended December 31, 2007, compared to $14.4 for the year ended December 31, 2006. The increase of $6.7 million, or 46.6%, is primarily due to a $1.3 million increase in compensation expenses associated with increased headcount to support the EMPOWER clinical study and a $1.7 million increase in professional services primarily associated with additional resources needed to complete development of the Maestro RC System. Supplies and other information technology expenses increased $1.3 million due to EMPOWER clinical start-up expenses. Included in research and development expenses during 2007 were $2.3 million of stock-based compensation charges compared to $121,000 in 2006. The increase of $2.2 million is the result of adopting the prospective method prescribed in SFAS 123R and an increase in the estimated fair value of our common stock from January 1, 2006 through December 31, 2007. The increase in stock-based compensation is also the result of a $1.7 million one-time expense for the issuance of 206,044 shares of common stock to the Mayo Foundation for Medical Education and Research upon the completion of our IPO in November 2007.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $7.0 million for the year ended December 31, 2007, compared to $3.8 million for the year ended December 31, 2006. The increase of $3.2 million, or 85.6%, is primarily due to a $1.5 million increase in stock-based compensation as a result of adopting the prospective method prescribed in SFAS 123R, an increase in the number of options granted, additional vesting of options and an increase in the fair value of our common stock from January 1, 2006 through December 31, 2007. Additional components of the increase include a $452,000 increase in compensation expense associated with increased headcount and a $521,000 increase in professional services. The increase in professional services is related to patent filing fees and general patent support, audit fees associated with our initial public offering, public relations and reimbursement activities and employee recruiting fees.

Interest Income.    Interest income was $1.6 million for the year ended December 31, 2007, compared to $1.1 million for the year ended December 31, 2006. The increase of $421,000 was primarily due to higher cash, cash equivalents and short-term investment balances as a result of the closing of our $46.2 million Series C preferred stock financing in the second half of 2006, debt funding throughout 2007, and to a lesser extent, the proceeds from our IPO.

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

Liquidity and Capital Resources

We have incurred losses since our inception in December 2002 and, as of December 31, 2008 we had a deficit accumulated during the development stage of $101.3 million. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments. Prior to our IPO in November 2007, we had received net proceeds of $63.2 million from the sale of common stock and preferred stock and $30.8 million in debt financing, $746,000 to finance equipment purchases and $30.0 million to finance working capital. Through our initial public offering we received net proceeds of $39.1 million after expenses and underwriters’ discounts and commissions and including the exercise of the underwriters’ over-allotment option. In November 2008, we entered into a $20 million working capital debt facility, replacing the existing debt financing. We received net proceeds of $7.1 million from the first draw of $15.0 million after transaction expenses, facility charges and existing debt pay off.

As of December 31, 2008, we had $26.3 million in cash, cash equivalents and short-term investments. Of this amount $17.0 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. corporate bonds, commercial paper, asset- backed securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.

The fair value of our short-term investment holdings are based on security prices from one or multiple industries established pricing sources. Examples of these pricing sources are Bloomberg, Interactive Data Corporation, Reuters, JJ Kenny, and Merrill Lynch. Each pricing source uses a different confidential method for pricing securities using various inputs, such as interest rates, known historical trades, yield curve information, benchmark data, prepayment speeds, credit quality, or broker/dealer quotes. Management regularly reviews the pricing methodology used by our third party asset managers to ensure consistency of the fair-value determination with Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, and proper classification of the underlying assets and liabilities within that standard’s fair-value hierarchy. We also review each of our short-term investment positions and assess whether there is any other-than temporary impairment as well as the reasonableness of the fair market values being reported. Based on our review of short-term investments held at December 31, 2008, there were no indicators of other-than temporary impairment present.

The remaining unpaid balance of the $15.0 million in debt financing as of December 31, 2008 is collateralized by a first security priority lien on all of our assets, excluding intellectual property. We have entered into account control agreements in order to perfect the lender’s first security interest in our cash and investment accounts. In the event we have less than five remaining months of liquidity, we are required to grant a temporary lien on our intellectual property. The number of remaining months of liquidity is calculated by dividing cash and cash equivalents as of the end of any particular month by the sum of our total operating expenses for each of the immediately preceding five months. The debt financing agreement also requires us to (1) maintain a cash and cash equivalents balance that exceeds the outstanding principal balance until we receive CE Mark approval and raise aggregate net proceeds of at least $12.0 million from new capital transactions and (2) secure aggregate net proceeds of at least $20.0 million by January 9, 2010 from new capital transactions, of which $10.0 million is required by June 30, 2009. On February 24, 2009, we completed the sale of 13,110,393 shares of our common stock, together with warrants to purchase an aggregate of 6,555,197 shares of our common stock, in a private placement transaction with several accredited investors. We received gross proceeds of $15.9 million less a placement agent fee of $617,000 and certain other expenses. Under the terms of our debt financing agreement, as a result of completing the private placement transaction on February 24, 2009 and obtaining CE Mark approval on March 4, 2009 our liquidity covenant has changed requiring us to maintain a cash and cash equivalents balance that exceeds our aggregate operating expenses for the most recent five calendar month period ending prior to the determination date. The date by which we are required to secure the remaining aggregate net proceeds under the capital covenant may be extended upon the achievement of certain milestones defined in the debt financing agreement. There are no additional liquidity covenants that we are required to maintain under the terms of our debt financing agreements.

Net Cash Used in Operating Activities

Net cash used in operating activities was $33.7 million, $23.4 million and $16.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was partially offset by depreciation and amortization, stock-based compensation and changes in operating assets and liabilities.

Net Cash Provided by or Used in Investing Activities

Net cash provided by investing activities was $2.8 million and $8.2 million for the years ended December 31, 2008 and 2007, respectively, compared to net cash used in investing activities of $17.7 million for the year ended December 31, 2006. Net cash provided by investing activities for the years ended December 31, 2008 and 2007 was primarily related to the proceeds from the maturity of short-term investments partially offset by the purchase of short-term investments and, to a lesser extent, the purchase of property and equipment. Net cash used in investing activities for the year ended December 31, 2006 was primarily related to the purchase of short-term investments and, to a lesser extent, purchase of property and equipment offset somewhat by the proceeds from the maturity of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.2 million, $46.3 million and $40.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net cash provided by financing activities was primarily attributable to proceeds from debt financing in each of the three years ended December 31, 2008, 2007 and 2006, the issuance of common shares in our initial public offering in the year ended December 31, 2007 and the issuance of Series C preferred stock in the year ended December 31, 2006.

On November 18, 2008 we entered into a $20.0 million debt facility. The initial commitment under the debt facility was for $15.0 million and was funded on November 21, 2008, of which we received net proceeds of $7.1 million after transaction expenses, facility charges and existing debt pay off. The $15.0 million loan requires monthly interest-only payments through June 30, 2009 at an annual percentage rate of 12.0% followed by 30 equal principal and interest installments beginning July 1, 2009 at an annual percentage rate of 11.0%. A final payment fee of $750,000 is due December 1, 2011, the maturity date. A second draw of $5.0 million is available and automatically funded under the terms of the loan agreement if the trading price of our common stock on the NASDAQ Global Market meets or exceeds a target amount on or before June 30, 2009.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any products and we have not earned any operating revenues. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, prepare for the potential commercial launch of our Maestro System, develop the corporate infrastructure required to sell our products, operate as a publicly-traded company and pursue additional applications for our technology platform.

We do not expect to generate any product revenue until early 2011. We do not anticipate generating any product revenue in the United States unless and until we successfully obtain FDA approval for our Maestro System. We believe the net proceeds from our initial public offering in November 2007, the credit facility entered into November 2008 and the private placement closed February 24, 2009, together with our pre-existing cash, cash equivalents and short-term investment balances and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through 2009. If our available cash, cash equivalents and investment balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or enter into an additional credit facility. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$1,837,397	$236,013	$522,515	$565,711	$513,158
Long-term debt, including interest	18,918,953	4,361,791	14,557,162	—	—
Other long-term liabilities	300,000	300,000	—	—	—

Total contractual cash obligations	$21,056,350	$4,897,804	$15,079,677	$565,711	$513,158

The table above reflects only payment obligations that are fixed and determinable. Our operating lease commitments relate to our corporate headquarters in St. Paul, Minnesota. Other long-term liabilities consist of obligations required under the terms of our license agreements with the Mayo Foundation for Medical Education and Research (Mayo Foundation).

Under the terms of our license agreement, the Mayo Foundation receives an annual $250,000 retainer fee which commenced in 2005 and continues through January 2009. We may also be obligated to pay the Mayo Foundation, contingent upon the occurrence of certain future events, earned royalty payments, including a minimum annual royalty as defined by the agreement, for the commercial sale of products developed and patented by the Mayo Foundation, jointly patented by the Company and the Mayo Foundation, or a product where the Mayo Foundation provided know-how as defined by the agreement. If no products are patented, the minimum royalty is not due. While we have licensed-in two obesity-related patent applications from Mayo Clinic, none of these patents cover medical technology relating to our VBLOC technology.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for us starting in fiscal 2008 with respect to financial assets and liabilities. In February 2008, the FASB released a FASB Staff Position FAS 157-2—Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 on January 1, 2008 did not have a material impact on our consolidated financial statements (see Note 3 of our consolidated financial statements).

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with investments in available for sale or trading securities. SFAS 159 was effective for us starting on January 1, 2008; however, no assets or liabilities have currently been remeasured at fair value.

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

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. We have assessed our outstanding equity-linked financial instruments and have concluded that effective January 1, 2009 we will need to reclassify warrants issued November 2008 and with a recorded value of $1.4 million on December 31, 2008 from equity to a liability. The cumulative effect of the change in accounting principle on January 1, 2009 was a $131,000 increase to the deficit accumulated during development stage.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and short-term investments. As of December 31, 2008, we had $26.3 million in cash, cash equivalents and short-term investments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

EnteroMedics Inc.

St. Paul, Minnesota

We have audited the accompanying consolidated balance sheets of EnteroMedics Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008, and for the period from December 19, 2002 (date of inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, and for the period from December 19, 2002 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, MN March 5, 2009

ENTEROMEDICS INC.

(A development stage company)

Consolidated Balance Sheets

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$21,055,108	$48,732,309
Short-term investments available for sale	5,239,892	5,065,000
Short-term investments held-to-maturity	—	3,233,568
Interest receivable	57,965	53,177
Other receivables	19,308	43,135
Prepaid expenses and other current assets	421,817	426,718

Total current assets	26,794,090	57,553,907
Property and equipment, net	1,263,903	1,491,768
Other assets	220,907	5,000

Total assets	$28,278,900	$59,050,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$2,674,597	$5,081,025
Accounts payable	163,377	300,342
Accrued expenses	2,862,102	2,370,044
Accrued interest payable	177,869	—

Total current liabilities	5,877,945	7,751,411
Notes payable, less current portion (net discounts of $1,329,592 and $575,889 at December 31, 2008 and 2007, respectively)	10,995,811	6,017,744

Total liabilities	16,873,756	13,769,155

Stockholders’ equity:
Common stock, $0.01 par value 50,000,000 shares authorized; 16,899,935 and 16,798,962 shares issued and outstanding at December 31, 2008 and 2007, respectively	168,999	167,990
Additional paid-in capital	112,552,256	108,588,601
Deferred compensation	(21,667)	(41,667)
Accumulated other comprehensive income	12,988	—
Deficit accumulated during development stage	(101,307,432)	(63,433,404)

Total stockholders’ equity	11,405,144	45,281,520

Total liabilities and stockholders’ equity	$28,278,900	$59,050,675

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Operations

				Period from December 19, 2002 (inception) to December 31, 2008

	Years ended December 31,
	2008	2007	2006
Operating expenses:
Research and development	$27,673,725	$21,053,395	$14,361,226	$76,028,733
Selling, general and administrative	8,596,703	6,972,803	3,760,590	23,275,767

Total operating expenses	36,270,428	28,026,198	18,121,816	99,304,500
Other income (expense):
Interest income	1,101,923	1,556,551	1,135,855	3,939,070
Interest expense	(2,683,658)	(1,648,818)	(710,108)	(5,477,205)
Change in value of the convertible preferred stock warrant liability	—	(361,504)	6,597	(354,907)
Other, net	(21,865)	(95,379)	(1,005)	(109,890)

Net loss	$(37,874,028)	$(28,575,348)	$(17,690,477)	$(101,307,432)

Net loss per share—basic and diluted	$(2.25)	$(11.69)	$(34.19)

Shares used to compute basic and diluted net loss per share	16,835,661	2,445,001	517,462

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Stockholders’ Equity (Deficit)

Period from December 19, 2002 (inception) to December 31, 2008

	Series C Convertible Preferred Stock		Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common stock issued at inception of Alpha Medical, Inc. on December 19, 2002 at $0.09 per share for cash	—	$—	—	$—	—	$—	109,890	$1,099	$8,901	$—	$—	$—	$10,000
Common stock issued at inception of Beta Medical, Inc. on December 19, 2002 at $0.09 per share for cash	—	—	—	—	—	—	109,890	1,099	8,901	—	—	—	10,000
Alpha Medical, Inc. Series A convertible preferred stock issued on December 31, 2002 at $9.10 per share for cash	—	—	—	—	33,150	332	—	—	301,342	—	—	—	301,674
Beta Medical, Inc. Series A convertible preferred stock issued on December 31, 2002 at $9.10 per share for cash	—	—	—	—	33,150	332	—	—	301,342	—	—	—	301,674
Net loss for the period ended December 31, 2002	—	—	—	—	—	—	—	—	—	—	—	(603,348)	(603,348)

Balance, December 31, 2002	—	$—	—	$—	66,300	$664	219,780	$2,198	$620,486	$—	$—	$(603,348)	$20,000

Alpha Medical, Inc. Series A convertible preferred stock issued on October 1, 2003 at $9.10 per share for cash	—	—	—	—	38,461	384	—	—	349,616	—	—	—	350,000
Beta Medical, Inc. Series A convertible preferred stock issued on October 1, 2003 at $9.10 per share for cash	—	—	—	—	93,406	934	—	—	849,066	—	—	—	850,000
Cancellation of Alpha Medical, Inc. Series A convertible preferred stock and common stock upon merger with Beta Medical, Inc. effective October 1, 2003	—	—	—	—	(71,613)	(716)	(109,890)	(1,099)	(659,859)	—	—	—	(661,674)
Issuance of Series A convertible preferred stock upon merger of Alpha Medical, Inc. and Beta Medical, Inc. effective October 1, 2003	—	—	—	—	65,934	659	—	—	661,015	—	—	—	661,674
Common stock issued in October 2003 at $0.09 per share for cash	—	—	—	—	—	—	115,376	1,154	9,346	—	—	—	10,500
Warrants issued for the purchase of 23,516 shares of Series B convertible preferred stock for cash at $0.00455 per share in connection with the November 13, 2003 convertible bridge notes	—	—	—	—	—	—	—	—	107	—	—	—	107
Net loss for the year ended December 31, 2003	—	—	—	—	—	—	—	—	—	—	—	(1,900,288)	(1,900,288)

Balance, December 31, 2003	—	$—	—	$—	192,488	$1,925	225,266	$2,253	$1,829,777	$—	$—	$(2,503,636)	$(669,681)

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

Period from December 19, 2002 (inception) to December 31, 2008

	Series C Convertible Preferred Stock		Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2003	—	$—	—	$—	192,488	$1,925	225,266	$2,253	$1,829,777	$—	$—	$(2,503,636)	$(669,681)
Warrants issued for the purchase of 6,484 shares of Series B convertible preferred stock for cash at $0.00455 per share in connection with the April 23, 2004 convertible bridge notes	—	—	—	—	—	—	—	—	30	—	—	—	30
Exercise of 125,778 Series A convertible preferred stock warrants on April 23, 2004 for cash at $1.4919359 per share	—	—	—	—	125,778	1,258	—	—	186,394	—	—	—	187,652
Warrants issued for the purchase of 4,396 shares of Series B convertible preferred stock for cash at $0.00455 per share in connection with the June 30, 2004 convertible bridge notes	—	—	—	—	—	—	—	—	20	—	—	—	20
Fair value of warrants related to convertible bridge notes	—	—	—	—	—	—	—	—	153,722	—	—	—	153,722
Series B convertible preferred stock issued upon conversion of $1,564,843 of convertible bridge notes and $34,809 of accrued interest payable on July 30, 2004 at $3.9430 per share	—	—	405,690	4,057	—	—	—	—	1,595,595	—	—	—	1,599,652
Series B convertible preferred stock issued on July 30, 2004 for cash at $3.9430 per share, net of financing costs of $94,776	—	—	1,914,767	19,148	—	—	—	—	7,436,077	—	—	—	7,455,225
Warrants issued for the purchase of 45,333 shares of Series B convertible preferred stock on December 1, 2004 valued at $1.0747 per warrant for debt commitment	—	—	—	—	—	—	—	—	48,720	—	—	—	48,720
Issuance of 22,912 common stock options to nonemployees in 2004 valued at $0.1574 per option	—	—	—	—	—	—	—	—	3,610	(3,610)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	830	—	—	830
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,448,752)	(3,448,752)

Balance, December 31, 2004	—	$—	2,320,457	$23,205	318,266	$3,183	225,266	$2,253	$11,253,945	$(2,780)	$—	$(5,952,388)	$5,327,418

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

Period from December 19, 2002 (inception) to December 31, 2008

									Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Series C Convertible Preferred Stock		Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2004	—	$—	2,320,457	$23,205	318,266	$3,183	225,266	$2,253	$11,253,945	$(2,780)	$—	$(5,952,388)	$5,327,418
Series B convertible preferred stock issued on June 17, 2005 for cash at $3.9430 per share, net of financing costs of $5,218	—	—	760,834	7,608	—	—	—	—	2,987,174	—	—	—	2,994,782
Warrants issued for the purchase of 69,744 shares of Series B convertible preferred stock in September 2005 valued at $1.0702 per warrant for debt commitment and funding	—	—	—	—	—	—	—	—	74,636	—	—	—	74,636
Warrants issued for the purchase of 170,336 shares of common stock on December 12, 2005 for cash at $0.09 per warrant	—	—	—	—	—	—	—	—	15,500	—	—	—	15,500
Series B convertible preferred stock issued on December 12, 2005 at $3.9430 per share, net of financing costs of $11,085	—	—	1,204,655	12,046	—	—	—	—	4,726,870	—	—	—	4,738,916
Common stock issued to nonemployees in 2005 valued at $0.46 per share	—	—	—	—	—	—	225,274	2,252	100,248	(102,500)	—	—	—
Issuance of 46,543 common stock options to nonemployees in 2005 valued at $0.1565 per option	—	—	—	—	—	—	—	—	7,288	(7,288)	—	—	—
Exercise of 29,561 common stock options in 2005 for cash at $0.46 per share	—	—	—	—	—	—	29,561	296	13,154	—	—	—	13,450
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	25,041	—	—	25,041
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,215,191)	(11,215,191)

Balance, December 31, 2005	—	$—	4,285,946	$42,859	318,266	$3,183	480,101	$4,801	$19,178,815	$(87,527)	$—	$(17,167,579)	$1,974,552

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

Period from December 19, 2002 (inception) to December 31, 2008

	Series C Convertible Preferred Stock		Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2005	—	$—	4,285,946	$42,859	318,266	$3,183	480,101	$4,801	$19,178,815	$(87,527)	$—	$(17,167,579)	$1,974,552
Warrants issued for the purchase of 34,872 shares of Series B convertible preferred stock in March 2006 valued at $2.9257 per warrant for debt funding	—	—	—	—	—	—	—	—	102,022	—	—	—	102,022
Series C convertible preferred stock issued upon conversion of $5,250,003 of convertible bridge notes and $131,013 of accrued interest payable on July 6, 2006 at $8.0926 per share	664,919	6,649	—	—	—	—	—	—	5,374,367	—	—	—	5,381,016
Series C convertible preferred stock issued on July 6, 2006 for cash at $8.0926 per share, net of financing costs of $2,222,342	4,921,142	49,211	—	—	—	—	—	—	37,553,450	—	—	—	37,602,661
Warrants issued for the purchase of 147,635 shares of Series C convertible preferred stock on July 6, 2006 valued at $4.9813 per warrant for equity financing	—	—	—	—	—	—	—	—	735,438	—	—	—	735,438
Series C convertible preferred stock issued on December 11, 2006 for cash at $8.0926 per share	123,569	1,236	—	—	—	—	—	—	998,764	—	—	—	1,000,000
Series C convertible preferred stock warrants reclassified to convertible preferred stock warrant liability on December 11, 2006	—	—	—	—	—	—	—	—	(735,438)	—	—	—	(735,438)
Common stock issued to nonemployees in 2006 valued at $0.46 per share	—	—	—	—	—	—	9,889	100	4,400	(4,500)	—	—	—
Common stock issued to nonemployees in 2006 valued at $1.91 per share	—	—	—	—	—	—	2,747	27	5,223	(5,250)	—	—	—
Employee stock-based compensation expense	—	—	—	—	—	—	—	—	47,479	—	—	—	47,479
Nonemployee stock-based compensation expense	—	—	—	—	—	—	—	—	86,125	—	—	—	86,125
Exercise of 87,022 common stock options in 2006 for cash at $0.46 per share	—	—	—	—	—	—	87,022	870	38,726	—	—	—	39,596
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	30,798	—	—	30,798
Net loss	—	—	—	—	—	—	—	—	—	—	—	(17,690,477)	(17,690,477)

Balance, December 31, 2006	5,709,630	$57,096	4,285,946	$42,859	318,266	$3,183	579,759	$5,798	$63,389,371	$(66,479)	$—	$(34,858,056)	$28,573,772

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

Period from December 19, 2002 (inception) to December 31, 2008

									Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Series C Convertible Preferred Stock		Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2006	5,709,630	$57,096	4,285,946	$42,859	318,266	$3,183	579,759	$5,798	$63,389,371	$(66,479)	$—	$(34,858,056)	$28,573,772
Employee stock-based compensation expense	—	—	—	—	—	—	—	—	883,310	—	—	—	883,310
Nonemployee stock-based compensation expense	—	—	—	—	—	—	—	—	1,289,349	—	—	—	1,289,349
Warrants issued for the purchase of 67,963 shares of Series C convertible preferred stock in May 2007 valued at $8.0926 per warrant for debt facility commitment	—	—	—	—	—	—	—	—	550,212	—	—	—	550,212
Warrants issued for the purchase of 33,982 shares of Series C convertible preferred stock in May 2007 valued at $8.2783 per warrant for debt funding	—	—	—	—	—	—	—	—	281,321	—	—	—	281,321
Warrants issued for the purchase of 16,991 shares of Series C convertible preferred stock in August 2007 valued at $11.6377 per warrant for debt funding	—	—	—	—	—	—	—	—	197,731	—	—	—	197,731
Warrants issued for the purchase of 16,991 shares of Series C convertible preferred stock in October 2007 valued at $11.4599 per warrant for debt funding	—	—	—	—	—	—	—	—	194,716	—	—	—	194,716
Series C convertible preferred stock warrants reclassified from convertible preferred stock warrant liability	—	—	—	—	—	—	—	—	1,090,345	—	—	—	1,090,345
Issuance of common stock in initial public offering ("IPO") in November 2007 for cash at $8.00 per share, net of financing costs of $4,552,663	—	—	—	—	—	—	5,000,000	50,000	35,397,337	—	—	—	35,447,337
Conversion of preferred stock to common stock in November 2007 in connection with the IPO	(5,709,630)	(57,096)	(4,285,946)	(42,859)	(318,266)	(3,183)	10,488,178	104,882	(1,744)	—	—	—	—
Reclassification of amounts due to shareholders for fractional shares upon reverse stock split	—	—	—	—	—	—	—	—	(355)	—	—	—	(355)
Common stock issued to Mayo Foundation upon closing the IPO in November 2007 with a fair value of $8.05 per share	—	—	—	—	—	—	206,044	2,060	1,656,594	—	—	—	1,658,654
Exercise of over-allotment option by underwriters in December 2007 in connection with the IPO for cash at $8.00 per share, net of financing costs of $274,315	—	—	—	—	—	—	489,849	4,899	3,639,578	—	—	—	3,644,477
Exercise of 35,132 common stock options in 2007 for cash at $0.60 per share	—	—	—	—	—	—	35,132	351	20,836	—	—	—	21,187
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	24,812	—	—	24,812
Net loss	—	—	—	—	—	—	—	—	—	—	—	(28,575,348)	(28,575,348)

Balance, December 31, 2007	—	$—	—	$—	—	$—	16,798,962	$167,990	$108,588,601	$(41,667)	$—	$(63,433,404)	$45,281,520

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

Period from December 19, 2002 (inception) to December 31, 2008

									Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (deficit)
	Series C Convertible Preferred Stock		Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2007	—	$—	—	$—	—	$—	16,798,962	$167,990	$108,588,601	$(41,667)	$—	$(63,433,404)	$45,281,520
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	(37,874,028)	(37,874,028)
Unrealized gains on available for sale investments	—	—	—	—	—	—	—	—	—	—	12,988	—	12,988

Total comprehensive loss													(37,861,040)

Employee stock-based compensation expense	—	—	—	—	—	—	—	—	2,648,410	—	—	—	2,648,410
Nonemployee stock-based compensation expense	—	—	—	—	—	—	—	—	(147,855)	—	—	—	(147,855)
Warrants issued for the purchase of 1,398,702 shares of common stock in November 2008 valued at $1.30 per warrant for debt funding	—	—	—	—	—	—	—	—	1,398,702	—	—	—	1,398,702
Exercise of 100,973 common stock options in 2008 for cash from $0.46 to $1.91 per share	—	—	—	—	—	—	100,973	1,009	64,398	—	—	—	65,407
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	20,000	—	—	20,000

Balance, December 31, 2008	—	$—	—	$—	—	$—	16,899,935	$168,999	$112,552,256	$(21,667)	$12,988	$(101,307,432)	$11,405,144

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Cash Flows

				Period from December 19, 2002 (inception) to December 31, 2008
	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(37,874,028)	$(28,575,348)	$(17,690,477)	$(101,307,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	513,060	403,041	175,194	1,155,956
Loss on sale of equipment	5,313	7,911	—	15,585
Employee stock-based compensation	2,648,410	883,310	47,479	3,579,199
Nonemployee stock-based compensation	(127,855)	2,972,815	116,923	2,987,754
Amortization of commitment fees, debt issuance costs and original issue discount	654,333	738,166	77,097	1,773,082
Amortization of short-term investment discount	(3,679)	(148,834)	(156,442)	(308,955)
Change in carrying value of warrant liability	—	361,504	(6,597)	354,907
Change in operating assets and liabilities:
Interest receivable	(4,788)	56,224	(109,401)	(57,965)
Other receivables	23,827	2,985	(24,519)	(19,308)
Prepaid expenses and other current assets	4,901	(359,072)	73,990	(421,817)
Other assets	5,000	1,395	(1,395)	—
Accounts payable	(183,034)	(378,420)	361,912	117,308
Accrued expenses	492,058	665,813	789,758	2,862,102
Accrued interest payable	177,869	—	118,355	343,691

Net cash used in operating activities	(33,668,613)	(23,368,510)	(16,228,123)	(88,925,893)

Cash flows from investing activities:
Purchases of short-term investments available for sale	(9,127,233)	—	(5,755,000)	(14,882,233)
Maturities of short-term investments available for sale	8,938,414	690,000	—	9,628,414
Purchases of short-term investments held to maturity	(1,185,838)	(6,944,194)	(14,284,098)	(22,414,130)
Maturities of short-term investments held to maturity	4,450,000	15,300,000	3,000,000	22,750,000
Purchases of property and equipment	(244,439)	(800,393)	(634,973)	(2,389,375)

Net cash provided by (used in) investing activities	2,830,904	8,245,413	(17,674,071)	(7,307,324)

Cash flows from financing activities:
Proceeds from stock options exercised	65,407	21,187	39,596	139,640
Proceeds from warrants issued	—	—	—	15,657
Proceeds from warrants exercised	—	—	—	187,652
Proceeds from sale of common stock, net of underwriting fees of $3,074,315	—	40,844,477	—	40,874,977
Common stock financing costs	—	(1,752,663)	—	(1,752,663)
Payment to shareholders for fractional shares upon reverse stock split	—	(355)	—	(355)
Proceeds from sale of Series A convertible preferred stock	—	—	—	1,803,348
Proceeds from sale of Series B convertible preferred stock	—	—	—	15,300,002
Series B convertible preferred stock financing costs	—	—	—	(111,079)
Proceeds from sale of Series C convertible preferred stock	—	—	40,825,003	40,825,003
Series C convertible preferred stock financing costs	—	—	(1,486,904)	(1,486,904)
Proceeds from convertible notes payable	—	—	—	6,814,846
Proceeds from notes payable	15,000,000	10,000,000	2,620,221	30,831,121
Repayments on notes payable	(11,674,658)	(2,793,712)	(1,277,751)	(15,831,121)
Debt issuance costs	(230,241)	—	—	(321,799)

Net cash provided by financing activities	3,160,508	46,318,934	40,720,165	117,288,325

Net (decrease) increase in cash and cash equivalents	(27,677,201)	31,195,837	6,817,971	21,055,108
Cash and cash equivalents:
Beginning of period	48,732,309	17,536,472	10,718,501	—

End of period	$21,055,108	$48,732,309	$17,536,472	$21,055,108

Supplemental disclosure:
Interest paid	$1,826,674	$935,433	$514,655	$3,360,431
Noncash investing and financing activities:
Cancellation of Alpha Medical, Inc. Series A convertible preferred stock and common stock	$—	$—	$—	$(661,674)
Issuance of Beta Medical, Inc. Series A convertible preferred stock in exchange for Alpha Medical, Inc. Series A convertible preferred stock and common stock	—	—	—	661,674
Value of warrants issued with debt	1,398,702	673,768	102,022	2,365,532
Value of warrants issued for debt commitment	—	550,212	—	636,250
Value of warrants issued with Series C financing	—	—	735,438	735,438
Conversion of notes payable to Series B convertible preferred shares	—	—	—	1,564,843
Conversion of interest payable to Series B convertible preferred shares	—	—	—	34,809
Conversion of notes payable to Series C convertible preferred shares	—	—	5,250,003	5,250,003
Conversion of interest payable to Series C convertible preferred shares	—	—	131,013	131,013
Options issued for deferred compensation	—	—	—	10,898
Common stock issued to Mayo Foundation and for deferred compensation	—	1,658,654	9,750	1,770,904
Reclassification of convertible preferred stock warrant liability	—	1,090,345	—	1,090,345
Conversion of convertible preferred stock to common stock	—	103,138	—	103,138

See accompanying notes to consolidated financial statements.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements

(1)	Formation and Business of the Company

EnteroMedics Inc. (EnteroMedics or the Company) is developing implantable systems to treat obesity and other gastrointestinal disorders. The Company was incorporated in the state of Minnesota on December 19, 2002, originally as two separate legal entities, Alpha Medical, Inc. and Beta Medical, Inc., both of which were owned 100% by a common stockholder. Effective October 1, 2003, the two entities were combined and changed its name to EnteroMedics Inc. The Company changed its state of incorporation to Delaware on July 22, 2004. The Company is in the development stage and since inception has devoted substantially all of its resources to recruiting personnel, developing its product technology, obtaining patents to protect its intellectual property and raising capital, and has not derived revenues from its primary business activity. Accordingly, the Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is headquartered in St. Paul, Minnesota.

EnteroMedics Europe Sárl (EnteroMedics Europe), a wholly-owned subsidiary of the Company, was formed in January 2006. EnteroMedics Europe is a Swiss entity established as a means to conduct clinical trials in Switzerland. Upon establishment there were 20 shares of EnteroMedics Europe issued and outstanding with a par value of 1,000 Swiss Francs. EnteroMedics purchased 100% of the shares and then issued one share to a fiduciary agent. The one share is the property of EnteroMedics and is held by the fiduciary in a fiduciary capacity under terms of the Fiduciary Agreement. Pursuant to Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, the functional currency of EnteroMedics Europe has been determined to be the U.S. Dollar.

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

Since inception, EnteroMedics has incurred losses through December 31, 2008 totaling approximately $101.3 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. The Company may need to obtain additional financing and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. Cash and cash equivalents are primarily deposited in demand and money market accounts. At times, such deposits may be in excess of insured limits. Investments in short-term money market funds are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Most of the products developed by the Company will require approval from the U.S. Food and Drug Administration (FDA) or corresponding foreign regulatory agencies prior to commercial sales. There can be no assurance the Company’s products will receive the necessary approvals. If the Company is denied approval or approval is delayed, it will have a material adverse impact on the Company.

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair values of investments in debt and equity securities are disclosed in Note 3. The fair value of the Company’s long-term debt is approximately $14,641,000 as of December 31, 2008 based on the present value of estimated future cash flows using a discount rate commensurate with borrowing rates available to the Company.

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

Short-Term Investments

The Company considers all investments with maturities greater than three months and less than one year at the time of purchase as short-term investments and classifies them as either available for sale or held to maturity. The Company also considers certain investments with maturities greater than one year but which are also held for liquidity purposes and are available for sale as short-term investments.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses included in other comprehensive income within stockholders’ equity (deficit) in the consolidated balance sheets. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other income. Interest and dividends on securities classified as available for sale are included in interest income. The cost of securities sold is based on the specific identification method.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance for deferred income tax assets is recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company has provided a full valuation allowance against the gross deferred tax assets as of December 31, 2008 and 2007 (see Note 8). The Company’s policy is to classify interest and penalties related to income taxes as income tax expense in the consolidated statements of operations.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. The difference from reported net loss for the year ended December 31, 2008 related entirely to net unrealized gains on short-term investments.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses include, but are not limited to, product development, clinical and regulatory expenses, payroll and other personnel expenses, materials, supplies, and consulting costs.

Patent Costs

Costs associated with the submission of a patent application are expensed as incurred given the uncertainty of the patents resulting in probable future economic benefits to the Company. Patent-related legal expenses included in general and administrative costs were $346,119, $378,362 and $274,665 for the years ended December 31, 2008, 2007 and 2006, respectively, and $1,355,705 for the period from December 19, 2002 (inception) to December 31, 2008.

Derivative Instruments

The Company accounts for the Series C preferred stock warrants as derivatives under Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, and related Emerging Issues Task Force (EITF) interpretations and Securities and Exchange Commission (SEC) rules, which require that the warrants be classified as a liability and measured at fair value with changes in fair value recognized currently in earnings, when there are not enough authorized shares to be issued upon exercise of the warrants. The Company has recorded changes in fair value as an other expense in the consolidated statements of operations.

On July 6, 2006, the Company closed the Series C convertible preferred stock (Series C) financing and issued 147,635 Series C warrants to the private placement underwriter. The fair value of the warrants was determined to be $735,438 using a Black-Scholes valuation model and the following assumptions: volatility of 55%, dividend rate of 0%, risk-free interest rate of 5.18%, and the maximum seven-year warrant life. The fair value of the warrants was recorded in additional paid-in capital. In accordance with the agreement, upon the closing of the IPO, the warrants were converted into warrants to purchase common stock, with all other terms unchanged.

In December 2006, the Company had insufficient authorized and unissued Series C stock available to share settle the outstanding Series C warrants which required the instrument to be accounted for under SFAS 133 and classified as a liability in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The fair market value of the warrant as of December 31, 2006 was $728,841. The change in fair value is recorded separately in the consolidated statements of operations.

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

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

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

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2008, 2007 and 2006:

	Year ended December 31,
	2008	2007	2006
Numerator:
Net loss	$(37,874,028)	$(28,575,348)	$(17,690,477)

Denominator for historical and basic and diluted net loss per share:
Weighted-average common shares outstanding	16,835,661	2,447,515	543,442
Weighted-average unvested common shares subject to repurchase	—	(2,514)	(25,980)

Denominator for net loss per common share—basic and diluted	16,835,661	2,445,001	517,462

Net loss per share—basic and diluted	$(2.25)	$(11.69)	$(34.19)

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	December 31,
	2008	2007	2006
Convertible preferred stock	—	—	10,313,842
Stock options outstanding	2,797,178	2,101,926	1,261,871
Warrants to purchase convertible preferred stock	—	—	376,972
Warrants to purchase common stock	1,759,216	683,235	170,336

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for the Company starting in fiscal 2008 with respect to financial assets and liabilities. In February 2008, the FASB released a FASB Staff Position FAS 157-2—Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements (see Note 3).

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with investments in available for sale or trading securities. SFAS 159 was effective for the Company starting on January 1, 2008; however, no assets or liabilities have currently been remeasured at fair value.

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

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed any outstanding equity-linked financial instruments and has concluded that effective January 1, 2009; warrants issued November 2008 with a recorded value of $1.4 million on December 31, 2008 will need to be reclassified from equity to a liability. The cumulative effect of the change in accounting principle on January 1, 2009 was a $131,000 increase to the deficit accumulated during development stage.

(3)	Short-term Investments

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

SFAS 157 defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value. It also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2—Quoted prices for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active or model-derived valuations for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

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

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value under SFAS 157 as of December 31, 2008. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

All short-term investments at December 31, 2008 are classified as Level 2 in connection with our adoption of SFAS 157 and are as follows:

Significant Other Observable Inputs Level 2
U.S. agency securities	$2,692,482
U.S. corporate bonds	1,400,829
Commercial paper	797,686
Asset-backed securities	348,895

Total	$5,239,892

The amortized cost and fair value of short-term investments available for sale, and the related gross unrealized gains and losses, were as follows:

As of December 31, 2008

		Gross Unrealized
	Cost	Gains	Losses	Fair value
U.S. agency securities	$2,676,917	$15,565	$—	$2,692,482
U.S. corporate bonds	1,402,670	—	(1,841)	1,400,829
Commercial paper	797,520	166	—	797,686
Asset-backed securities	349,797	—	(902)	348,895

Total investment securities available for sale	$5,226,904	$15,731	$(2,743)	$5,239,892

With the exception of the asset-backed security position, the short-term investments available for sale at December 31, 2008 had contractual maturities of less than one year. At December 31, 2008, the asset-back security had a contractual maturity between two and three years with an effective maturity of less than one year. In February 2009 the asset-backed security was called at 100% of the original face amount.

As of December 31, 2007

		Gross Unrealized
	Cost	Gains	Losses	Fair value
State and municipal tax-exempt bonds	$900,000	$—	$—	$900,000
Corporate debt	4,165,000	—	—	4,165,000

Total investment securities available for sale	$5,065,000	$—	$—	$5,065,000

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

Short-term investments available for sale at December 31, 2007 consisted solely of variable rate demand notes with a seven-day put option and interest rates that reset on a weekly basis. All of the variable rate demand notes were liquidated in 2008.

The Company did not hold any short-term investments classified as held to maturity as of December 31, 2008. The amortized cost and fair value of short-term investments held to maturity, and the related gross unrealized gains and losses, were as follows:

As of December 31, 2007

		Gross Unrealized
	Cost	Gains	Losses	Fair value
Commercial paper	$3,233,568	$1,095	$—	$3,234,663

Total investment securities held to maturity	$3,233,568	$1,095	$—	$3,234,663

(4)	Property and Equipment

Property and equipment consist of the following as of:

	December 31,
	2008	2007
Furniture and equipment	$1,643,344	$1,387,513
Computer hardware and software	457,403	430,098
Leasehold improvements	—	301,181

	2,100,747	2,118,792
Less accumulated depreciation and amortization	(836,844)	(627,024)

Property and equipment, net	$1,263,903	$1,491,768

Depreciation expense included in general and administrative costs was $513,060, $403,041 and $175,194 for the years ended December 31, 2008, 2007 and 2006, respectively, and $1,155,956 for the period from December 19, 2002 (inception) to December 31, 2008.

(5)	Accrued expenses

Accrued expenses consist of the following as of:

	December 31,
	2008	2007
Professional service related expenses	$1,150,223	$869,563
Payroll related expenses	1,176,255	815,871
Other expenses	535,624	684,610

Accrued expenses	$2,862,102	$2,370,044

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

(6)	Notes payable

Notes payable consists of the following as of:

	December 31,
	2008	2007
Equipment loan dated June 7, 2005	$—	$50,957
Equipment loan dated June 7, 2005	—	10,437
Growth capital loan dated September 30, 2005 (net discount of $3,732 at December 31, 2007)	—	440,567
Equipment loan dated December 30, 2005	—	153,851
Equipment loan dated December 30, 2005	—	18,721
Growth capital loan dated March 31, 2006 (net discount of $6,121 at December 31, 2007)	—	207,604
Growth capital loan dated March 31, 2006 (net discount of $24,486 at December 31, 2007)	—	830,414
Equipment loan dated April 28, 2006	—	58,846
Equipment loan dated April 28, 2006	—	11,298
Growth capital loan dated May 22, 2007 (net discount of $99,056 at December 31, 2007)	—	2,329,756
Growth capital loan dated May 22, 2007 (net discount of $99,056 at December 31, 2007)	—	2,329,756
Growth capital loan dated August 31, 2007 (net discount of $83,007 at December 31, 2007)	—	1,166,993
Growth capital loan dated August 31, 2007 (net discount of $83,007 at December 31, 2007)	—	1,166,993
Growth capital loan dated October 31, 2007 (net discount of $88,712 at December 31, 2007)	—	1,161,288
Growth capital loan dated October 31, 2007 (net discount of $88,712 at December 31, 2007)	—	1,161,288
Growth capital loan dated November 18, 2008 (net discount of $1,329,592 at December 31, 2008)	13,670,408	—

Total debt	13,670,408	11,098,769
Less current portion	(2,674,597)	(5,081,025)

Total long-term debt	$10,995,811	$6,017,744

On May 17, 2007 the Company entered into a $15.0 million debt facility. The initial commitment under the debt facility was for $10.0 million and allowed for two $5.0 million draw periods, the first of which was required upon closing. The loan agreement was amended to provide for two draw periods on the second $5.0 million that was available to the Company under the terms of the original agreement. As amended, $2.5 million was available to the Company through August 31, 2007 and the remaining $2.5 million was available to the Company through October 31, 2007. Upon closing of the initial commitment, the Company issued 67,963 Series C stock warrants with an exercise price of $8.0926 per share and a seven year life. The fair value of the warrants at the time of issuance was determined to be $550,212 and is recorded as interest expense in 2007. The fair value of the warrants was calculated using a Black-Scholes valuation model and the following assumptions: volatility of 55.5%, dividend rate of 0%, risk-free interest rate of 4.76% and the seven year warrant life. In accordance with the agreement, upon the closing of the IPO, the warrants were converted into warrants to purchase common stock, with all other terms unchanged.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

Under the terms of the May 17, 2007 debt facility, the Company completed the initial $5.0 million draw by entering into two separate growth capital loans on May 22, 2007 with a combined face amount of $5,000,000 payable in 29 equal principal and interest installments beginning December 1, 2007 through April 1, 2010 with a final payment of $343,050 on May 1, 2010 at an annual percentage rate of 10.25%. Interest only payments for the first six months of the loan were at an annual percentage rate of 12.48%. In conjunction with the funding of the growth capital loan, the Company issued detachable warrants to acquire 33,982 shares of Series C stock at an exercise price of $8.0926 per share. The warrants have a seven year life. The fair value of the warrants at the time of issuance was determined to be $281,321 and is recorded as interest expense over the term of the loan, with $111,154 and $83,209 recorded as interest expense in 2008 and 2007, respectively. This fair value was calculated using a Black-Scholes valuation model and the following assumptions: volatility of 55.5%, dividend rate of 0%, risk-free interest rate of 4.83% and the seven year warrant life. In accordance with the agreement, upon the closing of the IPO, the warrants were converted into warrants to purchase common stock, with all other terms unchanged.

The debt facility agreement entered into on May 17, 2007 was amended on August 28, 2007 to provide for two draw periods on the second $5.0 million that was available under the terms of the original agreement. As amended, $2.5 million was available to the Company through August 31, 2007 and the remaining $2.5 million was available to the Company through October 31, 2007. On August 31, 2007, the Company completed the $2.5 million draw available through that date by entering into two separate growth capital loans with a combined face amount of $2.5 million payable in 29 equal principal and interest installments beginning March 1, 2008 through July 1, 2010 with a final payment of $171,525 on August 1, 2010 at an annual percentage rate of 10.25%. Interest only payments for the first six months of the loan were at an annual percentage rate of 12.48%. In conjunction with the funding of the growth capital loan, the Company issued detachable warrants to acquire 16,991 shares of Series C stock at an exercise price of $8.0926 per share. The warrants have a seven year life. The fair value of the warrants at the time of issuance was determined to be $197,731 and is recorded as interest expense over the term of the loan, with $84,696 and $31,717 recorded as interest expense in 2008 and 2007, respectively. The fair value was calculated using a Black-Scholes valuation model and the following assumptions: volatility of 52.6%, dividend rate of 0%, risk-free interest rate of 4.54% and a seven year life. In accordance with the agreement, upon the closing of the IPO, the warrants were converted into warrants to purchase common stock, with all other terms unchanged.

On October 31, 2007, the Company completed the $2.5 million draw that was available through that date by entering into two separate growth capital loans with a combined face amount of $2.5 million payable in 29 equal principal and interest installments beginning March 1, 2008 through July 1, 2010 with a final payment of $171,525 on August 1, 2010 at an annual percentage rate of 10.25%. Interest only payments for the first four months of the loan were at an annual percentage rate of 12.48%. In conjunction with the funding of the growth capital loan, the Company issued detachable warrants to acquire 16,991 shares of Series C stock at an exercise price of $8.0926 per share. The warrants have a seven year life. The fair value of the warrants at the time of issuance was determined to be $194,716 and is recorded as interest expense over the term of the loan, with $90,469 and $17,292 recorded as interest expense in 2008 and 2007, respectively. The fair value was calculated using a Black-Scholes valuation model and the following assumptions: volatility of 50.3%, dividend rate of 0%, risk-free interest rate of 4.47% and a seven year life. In accordance with the agreement, upon the closing of the IPO, the warrants were converted into warrants to purchase common stock, with all other terms unchanged.

On November 18, 2008 the Company entered into a new Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank (SVB), Western Technology Investment (WTI) and Horizon Technology Management LLC (Horizon and, collectively with SVB and WTI, the Lenders), in an aggregate principal amount

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

of up to $20.0 million. On November 21, 2008, SVB and WTI each funded a Term Loan in the aggregate principal amount of $10.0 million and $5.0 million, respectively. The additional $5.0 million Term Loan is to be funded by Horizon on or before June 30, 2009 at such time as the trading price of the Company’s common stock on the NASDAQ Global Market meets or exceeds a target amount specified in the Loan Agreement.

Interest-only payments are required on the Term Loans during a period beginning on the Term Loan funding date and continuing through June 30, 2009, followed thereafter by equal monthly payments of principal and interest over the remaining term of the Term Loan. Amounts borrowed under the Loan Agreement bear interest per annum at a rate equal to 12.0% during the period of interest-only payments, and thereafter, at a rate of 11.0% per annum for the remainder of the term. The Loan Agreement will terminate and all outstanding Term Loans must be repaid no later than December 1, 2011 (the Maturity Date). On the Maturity Date, the Company will also make a final payment in an aggregate amount equal to 5% of the Term Loans funded by the Lenders (the Final Payment Fee). The Company may voluntarily prepay the Term Loans in full, but not in part and any voluntary or mandatory prepayment is subject to applicable prepayment premiums. The Company will also be required to pay the Final Payment Fee in connection with any voluntary or mandatory prepayment.

The Loan Agreement requires the issuance of warrants to the Lenders with an aggregate exercise price equal to 11.0% of the loan commitment. The warrants give the Lenders the option to purchase either (i) shares of the Company’s common stock with a per share exercise price equal to $1.5846, or (ii) shares of the Company’s stock (including common stock) issued in an equity financing that occurs within 18 months after November 18, 2008 at the per share price of the stock sold in the financing. On November 18, 2008 (i) SVB was issued a warrant to purchase an aggregate number of shares equal to $1,100,000 divided by the per share exercise price of the warrant, (ii) WTI was issued a warrant to purchase an aggregate number of shares equal to $550,000 divided by the per share exercise price of the warrant, and (iii) Horizon received a warrant to purchase an aggregate number of shares equal to $55,000 divided by the per share exercise price of the warrant. If the remaining $5.0 million loan is funded, Horizon will be issued a warrant to purchase an aggregate number of shares equal to $495,000 divided by the per share exercise price of the warrant.

On November 18, 2008, the Company issued a total of 1,075,981 common stock warrants with an exercise price of $1.5846 per share and a ten year life to the Lenders. The fair value of the warrants at the time of issuance was determined to be $1,398,702 and is being recorded as interest expense over the term of the loan with $69,110 recorded as interest expense in 2008. The fair value was calculated using a Black-Scholes valuation model and the following assumptions: volatility of 78.88%, dividend rate of 0%, risk-free interest rate of 3.54% and a ten year life.

The Company had previously entered into two separate loan agreements with affiliates of WTI in 2004 and 2007 of which $7,702,641 (principal of $6,939,610 and interest of $763,031) in total payments and $255,232 of unamortized discount on notes payable was outstanding on November 21, 2008. Proceeds from the new Term Loans were used to repay all outstanding indebtedness under the 2004 and 2007 WTI loan agreements, resulting in the one-time interest payment of $763,031 and the acceleration of $255,232 of unamortized discount on notes payable, both recorded as interest expense in 2008.

The $15.0 million in debt financing is collateralized by a first security priority lien on all of our assets, excluding intellectual property. The Company has entered into account control agreements in order to perfect the Lenders first security interest in our cash and investment accounts. In the event we have less than five remaining months of liquidity, we are required to grant a temporary lien on our intellectual property. The number of remaining months of liquidity is calculated by dividing cash and cash equivalents as of the end of any particular

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

month by the sum of our total operating expenses for each of the immediately preceding five months. The debt financing agreement also requires us to both maintain a cash and cash equivalents balance that exceeds the outstanding principal balance and secure aggregate net proceeds of at least $20.0 million by January 9, 2010 from new capital transactions, of which $10.0 million is required by June 30, 2009. See subsequent event Note 15. The financial and capital covenants may change upon the achievement of certain milestones defined in the debt financing agreement.

The Company was in compliance with all covenants related to the notes payable at December 31, 2008, and has not incurred any events of default as described in the terms of the notes payable agreements.

Scheduled debt principal payments are as follows as of December 31, 2008:

Years Ending December 31:
2008	$2,674,597
2009	5,820,985
2010	6,504,418

15,000,000
Less: Original issue discount	(1,329,592)

Notes payable, net	$13,670,408

(7)	Convertible Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation, currently authorizes 5,000,000 shares of $0.01 par value convertible preferred stock. As of December 31, 2008 and 2007, there were no shares of convertible preferred stock issued or outstanding as all shares of Series A, Series B and Series C convertible preferred stock converted into shares of common stock upon completion of the Company’s IPO utilizing the quotient obtained by dividing the original purchase price per share of $6.5593, $3.9430 and $8.0926 by $4.2379, $3.9430 and $8.0926 per share, respectively.

(8)	Income Taxes

The Company has incurred net operating losses (NOLs) since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.

The income tax expense benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

	2008	2007	2006
Computed ‘expected’ tax benefit	34.0%	34.0%	34.0%
Other permanent adjustments	-0.8%	-2.7%	-0.4%
Research and development credit	2.4%	2.2%	2.3%
Effect of foreign operations	0.0%	0.0%	-1.5%
Federal valuation allowance	-35.6%	-33.5%	-34.4%

	0.0%	0.0%	0.0%

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31 is presented below:

	2008	2007
Deferred tax assets (liabilities):
Start-up costs	$7,727,000	$5,562,000
Reserves and accruals	1,380,000	875,000
Property and equipment	59,000	83,000
Research and development credit	2,599,000	1,584,000
Net operating loss carryforwards	30,138,000	17,671,000

Total gross deferred tax assets	41,903,000	25,775,000
Valuation allowance	(41,903,000)	(25,775,000)

Net deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.

Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of December 31, 2008 and 2007.

As of December 31, 2008, the Company has U.S. federal net operating loss carryforwards of approximately $75,296,000. The federal net operating loss carryforwards expire in the years 2022 through 2028. However, the taxing authorities do have the ability to adjust our net operating loss calculations upon utilization.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Sections 382 and 383. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As of both the date of adoption, and as of December 31, 2008 and 2007, there were no unrecognized tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

The Company is subject to federal and state examinations for the years 2005 forward. There are no tax examinations currently in progress.

(9)	Stock Options

The Company has adopted the EnteroMedics Inc. 2003 Stock Incentive Plan (the Plan) that includes both incentive stock options and nonqualified stock options to be granted to employees, officers, consultants, independent contractors, directors and affiliates of the Company. At December 31, 2008 and 2007, according to

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

the Plan, 3,901,103 shares have been authorized and reserved. The board of directors establishes the terms and conditions of all stock option grants, subject to the Plan and applicable provisions of the Internal Revenue Code. Incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date. The options granted to participants owning more than 10% of the Company’s outstanding voting stock must be granted at an exercise price not less than 110% of fair market value of the common stock on the grant date. The options expire on the date determined by the board of directors, but may not extend more than 10 years from the grant date, while incentive stock options granted to participants owning more than 10% of the Company’s outstanding voting stock expire five years from the grant date. The vesting period for employees is generally over four years. The vesting period for nonemployees is determined based on the services being provided.

Stock option activity is as follows:

	Shares Available For Grant	Outstanding Options		Aggregate Intrinsic Value
		Number of Shares	Weighted-Average Exercise Price
Shares reserved at Plan inception	42,858	—	$—

Balance, December 31, 2003	42,858	—	—
Shares reserved	439,561	—	—
Options granted	(344,796)	344,796	0.46
Options exercised	—	—	—
Options cancelled	3,847	(3,847)	0.46

Balance, December 31, 2004	141,470	340,949	0.46
Shares reserved	678,891	—	—
Options granted	(504,285)	504,285	0.46
Options exercised	—	(29,561)	0.46
Options cancelled	43,255	(43,255)	0.46

Balance, December 31, 2005	359,331	772,418	0.46
Shares reserved	566,697	—	—
Options granted	(679,911)	679,911	1.15
Options exercised	—	(87,022)	0.46
Options cancelled	103,436	(103,436)	0.46

Balance, December 31, 2006	349,553	1,261,871	0.83
Shares reserved	2,173,096	—	—
Options granted	(912,805)	912,805	6.50
Options exercised	—	(35,132)	0.60
Options cancelled	37,618	(37,618)	3.88

Balance, December 31, 2007	1,647,462	2,101,926	3.24	$10,180,231

Shares reserved	—	—	—
Options granted	(1,331,308)	1,331,308	7.59
Options exercised	—	(100,973)	0.64
Options cancelled	535,082	(535,083)	6.44

Balance, December 31, 2008	851,236	2,797,178	$4.80	$766,256

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

The options outstanding, vested and currently exercisable by exercise price at December 31, 2008:

Outstanding Options and Expected to Vest				Options Exercisable and Vested
Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
$0.46	766,256	6.6	$766,256	664,850	$0.46	$664,850
$1.77	9,000	9.9	—	—	$1.77	—
$1.91	276,107	7.8	—	161,753	$1.91	—
$3.56	29,500	9.6	—	—	$3.56	—
$4.40	88,000	9.4	—	11,875	$4.40	—
$5.19	440,965	8.1	—	209,632	$5.19	—
$7.46	74,728	8.3	—	51,283	$7.46	—
$8.00	150,000	9.2	—	65,628	$8.00	—
$8.16	35,134	8.8	—	17,062	$8.16	—
$8.27	790,125	9.1	—	115,149	$8.27	—
$8.46	137,363	8.4	—	70,971	$8.46	—

	2,797,178		$766,256	1,368,203	$3.18	$664,850

Stock-Based Compensation for Nonemployees

Stock-based compensation expenses related to stock options granted to nonemployees is recognized as the stock options are earned. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date, using the Black-Scholes option-pricing model, until the award vests or there is a substantial disincentive for the nonemployee not to perform the required services. The fair value for the years ended December 31, 2008, 2007 and 2006 was calculated using the following assumptions:

	Years Ended December 31,
	2008	2007	2006
Risk-free interest rates	2.24%–3.98%	4.03%–5.03%	4.48%–5.14%
Expected life	10 years	10 years	10 years
Expected dividends	0%	0%	0%
Expected volatility	72.88%–75.25%	60.50%–63.25%	62.83%–66.57%

Stock-based compensation expense charged to operations on options granted to nonemployees for the years ended December 31, 2008, 2007 and 2006 was $(147,855), $1,289,349 and $90,840, respectively, and $1,238,518 for the period from December 19, 2002 (inception) to December 31, 2008.

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

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

Under SFAS 123R, compensation cost for employee stock-based awards is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. The weighted average estimated fair value of the employee stock options granted for the years ended December 31, 2008, 2007 and 2006 was $4.62, $4.51 and $0.68 per share, respectively.

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The estimated grant-date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Risk-free interest rates	2.57%–4.01%	4.15%–4.79%	4.39%–5.04%
Expected life	5 years–6.25 years	6 years–6.5 years	5 years–6.25 years
Expected dividends	0%	0%	0%
Expected volatility	67.63%–74.50%	55.13%–58.63%	55.17%–62.86%

Expected Life.    The expected life is based on the “simplified” method described in the SEC Staff Accounting Bulletin, Topic 14: Share-Based Payment.

Volatility.    Since the Company was a private entity for most of 2007 and a limited amount of historical data regarding the volatility of its common stock is available, the expected volatility used for 2008, 2007 and 2006 is based on volatility of similar entities, referred to as “guideline” companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.

Risk-Free Interest Rate.    The risk-free rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Dividend Yield.    The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Forfeitures.    SFAS 123R also requires the Company to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

As of December 31, 2008 there was $4,595,357 of total unrecognized compensation costs related to non-vested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted-average period of 2.33 years.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

The aggregate intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2008, 2007 and 2006, was $284,437, $184,970 and $13,198, respectively.

(10)	Warrants

Stock warrant activity is as follows:

	Common Shares	Price(1)	Series A Preferred Shares	Price(1)	Series B Preferred Shares	Price(1)	Series C Preferred Shares	Price(1)
Balance as of:
December 31, 2002	—		—		—		—
Granted	—		125,778	$0.91	23,516	$3.9430	—
Exercised	—		—		—		—
Cancelled	—		—		—		—

December 31, 2003	—		125,778	$0.91	23,516	$3.9430	—
Granted	—		—		101,205	$3.9430	—
Exercised	—		(125,778)	$1.46	—		—
Cancelled	—		—		—		—

December 31, 2004	—		—		124,721	$3.9430	—
Granted	170,336	$0.46	—		69,744	$3.9430	—
Exercised	—		—		—		—
Cancelled	—		—		—		—

December 31, 2005	170,336	$0.46	—		194,465	$3.9430	—
Granted	—		—		34,872	$3.9430	147,635	$8.0926
Exercised	—		—		—		—
Cancelled	—		—		—		—

December 31, 2006	170,336	$0.46	—		229,337	$3.9430	147,635	$8.0926
Granted(2)	—		—		—		135,927	$8.0926
Exercised	—		—		—		—
Cancelled	—		—		—		—
Converted upon close of IPO	512,899	$6.24	—		(229,337)	$3.9430	(283,562)	$8.0926

December 31, 2007	683,235	$4.80	—		—		—
Granted(2)	1,075,981	$1.58	—		—		—
Exercised	—		—		—		—
Cancelled	—		—		—		—

December 31, 2008	1,759,216	$2.83	—		—		—

(1)	Represents weighted-average exercise price per share.
(2)	See Note 6 for discussions relating to the issuance of warrants in 2008 and 2007.

At December 31, 2008 and 2007, the weighted-average remaining contractual life of outstanding warrants was 7.49 and 4.71 years, respectively. All of the warrants outstanding are currently exercisable.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

The aggregate number of common shares that could be issued if all warrants were exercised and converted to common stock at the option of the holder would be 1,759,216.

(11)	Related Party Transactions

The Company shared space with Restore Medical, Inc. (Restore) until Restore was acquired by Medtronic, Inc. in July 2008, a related party who had directors and stockholders that are officers of the Company, until Restore was acquired by Medtronic, Inc. in July 2008. The Company reimbursed Restore for various facility expenses, including property taxes, common area maintenance charges, payroll for the use of personnel, and shipping charges. Beginning in 2005 the Company also reimbursed Restore for rent expense related to the sublease agreement discussed in Note 12. Total expenses recorded were approximately $294,000, $432,000 and $256,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and approximately $1,125,000 for the period from December 19, 2002 (inception) to December 31, 2008. The majority of expenses are included in general and administrative costs on the consolidated statements of operations. Included in accounts payable and accrued expenses are a total of $0 and $27,066 due to Restore as of December 31, 2008 and 2007, respectively.

The Company obtained consulting services from Venturi Development Inc. (VDI), whose stockholders and officers are investors in the Company. The consultants received cash compensation for services provided. Total expenses recorded, including consulting expenses, were approximately $1,000, $29,000 and $29,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and approximately $2,680,000 for the period from December 19, 2002 (inception) to December 31, 2008. On December 31, 2008 and 2007 the Company had no outstanding payable balance to VDI.

Effective September 21, 2006, the Company entered into a consulting agreement with Bobby I. Griffin, who is a member of the board of directors. The consulting agreement provided for the consultant to receive compensation in the form of an option to purchase common stock for services provided. Pursuant to this consulting agreement, Mr. Griffin received a one-time option grant to purchase 54,946 shares of common stock at $1.91 per share that vested 25% on the first anniversary of the date the consulting agreement was entered into and 1/36th per month each month thereafter for 36 months. The consulting agreement terminated after one year and does not provide for the forfeiture of any vested or unvested options if after one year Mr. Griffin stops performing services as a consultant. The Company accounted for this transaction under the guidance of Emerging Issues Task Force Abstract No. 96-18 (EITF 96-18), Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under EITF 96-18, options are recorded at their fair value on the measurement date. The Company remeasured the fair value of the options granted at each reporting period until performance under the consulting agreement was completed and the measurement date was reached. The Company expensed the fair value of the options granted over the requisite service period which was the term of the consulting agreement, or one year. Total expense recorded was approximately $778,000 and $5,000 for the years ended December 31, 2007 and 2006 respectively, and approximately $783,000 for the period from December 19, 2002 (inception) to December 31, 2008. All of the expenses were included in general and administrative costs on the consolidated statements of operations.

(12)	Commitments and Contingencies

In September 2005, the Company entered into a three-year non-cancelable operating sublease agreement for office/warehouse space with Restore that expired on September 30, 2008. Effective October 1, 2008 the Company entered into a seven-year non-cancelable operating lease agreement for office/warehouse space. The lease expires on September 30, 2015 with monthly base rent ranging from $19,570 to $24,643. Total rent expense

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

recognized for the years ended December 31, 2008, 2007 and 2006 was $157,910, $120,256 and $127,766, respectively, and $540,440 for the period from December 19, 2002 (inception) to December 31, 2008. Facility related expenses are included as general and administrative costs on the consolidated statements of operations.

The following is a schedule of total future minimum lease payments due as of December 31, 2008:

Years ending December 31:
2009	$236,013
2010	247,951
2011	274,564
2012	280,055
2013	285,656
2014	291,369
2015	221,789

$1,837,397

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

Under this agreement, the Company issued 219,780 shares of common stock to the Mayo Foundation in 2005 and recorded $100,000 as deferred compensation, which is being amortized over the term of the five-year agreement. Unamortized deferred compensation related to the agreement was $21,667 and $41,667 at December 31, 2008 and 2007, respectively. In accordance with the agreement, upon the closing of the IPO in November 2007, the Company was also obligated to issue 206,044 shares of common stock as consideration to the Mayo Foundation and recorded a one-time stock-based compensation expense of $1.7 million. The stock-based compensation expense is recorded on the consolidated statements of operations as research and development expense.

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

(13)	Retirement Plan

The Company has a 401(k) profit-sharing plan that provides retirement benefits to employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company’s matching is at the discretion of the Company’s board of directors. For the years ended December 31, 2008, 2007 and 2006 and for the period from December 19, 2002 (inception) to December 31, 2008, the Company did not provide any matching of employees’ contributions.

(14)	Quarterly Data (unaudited)

The following table represents certain unaudited quarterly information for each of the eight quarters in the period ended December 31, 2008. In management’s opinion, this information has been prepared on the same basis as the audited financial statements and includes all the adjustments necessary to fairly state the unaudited quarterly results of operations (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008:
Net loss	$(8,498)	$(11,354)	$(10,200)	$(7,822)
Basic and diluted net loss per share	$(0.51)	$(0.68)	$(0.61)	$(0.46)
2007:
Net loss	$(5,398)	$(7,478)	$(6,953)	$(8,746)
Basic and diluted net loss per share	$(9.16)	$(12.41)	$(11.40)	$(1.10)

(15)	Subsequent Event

On February 19, 2009, the Company entered into several securities purchase agreements for the sale of 13,110,393 shares of its common stock, together with warrants to purchase an aggregate of 6,555,197 shares of its common stock, in a private placement transaction with several accredited investors (the Private Placement). The purchase price per share was $1.15, which equaled the consolidated closing bid price of the Company’s common stock as reported by the NASDAQ Stock Market on February 19, 2009. The warrants will be exercisable at any time and from time to time beginning on the date that is six months and one day after the closing of the Private Placement and ending four years after the closing of the Private Placement. The warrants have an exercise price of $1.38 per share, which equals 120% of the consolidated closing bid price of the Company’s common stock as reported by the NASDAQ Stock Market on February 19, 2009. On February 24, 2009, the Company completed the final closing of the Private Placement receiving gross proceeds of $15.9 million, less a placement agent fee of $617,443 and certain other expenses. In addition, the placement agent received a warrant to purchase 218,242 shares of common stock in the same form as that issued to participants in the Private Placement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(c) and 15d-15(c) of the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems of internal control determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has evaluated the design and operating effectiveness of our internal control over financial reporting as of December 31, 2008 in accordance with Section 404, Management Assessment of Internal Controls, of the Sarbanes-Oxley Act of 2002 utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based upon the evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

Effective October 1, 2008, we entered into a seven year lease agreement with Roseville Properties Management Company for the use of approximately 28,388 square feet of lab and office space in St. Paul, Minnesota. Under the terms of the lease agreement we are required to make monthly rent payments ranging from $19,570 to $24,643 or an aggregate seven year amount of approximately $1.9 million.

PART III.

Certain information required by Part III is omitted from this report, and is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (the Proxy Statement) in connection with our 2008 Annual Meeting of Stockholders.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors and executive officers is hereby incorporated by reference to the sections of our Proxy Statement under the headings “Nominees,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees—Audit Committee.”

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

The information required by this Item is hereby incorporated by reference to the sections of our Proxy Statement entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plans

The following table sets forth information as of December 31, 2008, with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Second Column)
Equity compensation plans approved by security holders	4,556,394	(1)	$4.04	851,236	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	4,556,394		$4.04	851,236

(1)	Consists of options awarded under the 2003 Stock Incentive Plan and outstanding warrants to purchase common stock.
(2)	Represents the maximum number of shares of common stock available to be awarded as of December 31, 2008.

(b) Security Ownership

The information required by this Item is hereby incorporated by reference to the section of our Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference to the section of our Proxy Statement entitled “Certain Relationships and Related Transactions, and Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the section of our Proxy Statement entitled “Principal Accountant Fees and Services.”

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules:    Consolidated Financial Statements for the three years ended December 31, 2008 are included in Part II, Item 8. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b) Exhibits:    The list of exhibits on the Exhibit Index on page 93 of this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTEROMEDICS INC.

By:	/S/ MARK B. KNUDSON, PH.D.
Mark B. Knudson, Ph.D.
President and Chief Executive Officer

Dated: March 12, 2009

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

Signature	Title	Date

/S/ MARK B. KNUDSON, PH.D. Mark B. Knudson, Ph.D.	President, Chief Executive Officer, Chairman and Director (principal executive officer)	March 12, 2009

/S/ GREG S. LEA Greg S. Lea	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 12, 2009

/S/ LUKE EVNIN, PH.D. Luke Evnin, Ph.D.	Director	March 12, 2009

/S/ CATHERINE FRIEDMAN Catherine Friedman	Director	March 12, 2009

/S/ CARL GOLDFISCHER, M.D. Carl Goldfischer, M.D.	Director	March 12, 2009

/S/ BOBBY I. GRIFFIN Bobby I. Griffin	Director	March 12, 2009

/S/ DONALD C. HARRISON M.D. Donald C. Harrison M.D.	Director	March 12, 2009

/S/ PAUL H. KLINGENSTEIN Paul H. Klingenstein	Director	March 12, 2009

/S/ ELLEN KOSKINAS Ellen Koskinas	Director	March 12, 2009

/S/ NICHOLAS L. TETI, JR. Nicholas L. Teti, Jr.	Director	March 12, 2009

/S/ JON T. TREMMEL Jon T. Tremmel	Director	March 12, 2009

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed on November 9, 2007 (File No. 333-143265)).

3.2	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

4.1	Amended and Restated Investors’ Rights Agreement, dated as of July 6, 2006, by and between the Company and the parties named therein. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.1	Licensing Agreement, by and between Mayo Foundation for Medical Education and Research and the Company, dated February 3, 2005. (Incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on August 14, 2007 (File No. 333-143265)).

10.2	Supply Agreement, by and between Atrotech OY and the Company, dated September 11, 2006. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.3	Loan and Security Agreement, dated December 1, 2004, between the Company and Venture Lending and Leasing IV, Inc. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.4	Supplement to the Loan and Security Agreement, dated December 1, 2004, between the Company and Venture Lending and Leasing IV, Inc. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.5	Amendment No. 1, dated as of September 29, 2005, to Supplement to the Loan and Security Agreement, dated December 1, 2004, between the Company and Venture Lending and Leasing IV, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.6	Loan and Security Agreement, dated as of May 17, 2007, between the Company, Venture Lending and Leasing IV, Inc. and Venture Lending and Leasing V, Inc. (Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.7	Supplement to the Loan and Security Agreement, dated as of May 17, 2007, between the Company, Venture Lending and Leasing IV, Inc. and Venture Lending and Leasing V, Inc. (Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.7A	Amendment No. 1 to Supplement to Loan and Security Agreement dated August 28, 2007 between the Company, Venture Lending and Leasing IV, Inc. and Venture Lending and Leasing V, Inc. (Incorporated herein by reference to Exhibit 10.7A to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on September 11, 2007 (File No. 333-143265)).

10.8†	Executive Employment Agreement, dated June 22, 2005, by and between the Company and Mark B. Knudson. (Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.9†	Executive Employment, dated May 21, 2007, by and between the Company and Greg Lea. (Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

Exhibit Number	Description of Document
10.10†	Executive Employment Agreement, dated February 9, 2007, by and between the Company and Adrianus Donders. (Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.11†	Executive Employment Agreement, dated May 16, 2007, by and between the Company and Russell Felkey. (Incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.12†*	2003 Stock Incentive Plan.

10.13†	Standard form of Incentive Stock Option Agreement pursuant to the 2003 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.14†	Standard form of Non-Incentive Stock Option Agreement pursuant to the 2003 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.15†	Standard form of Restricted Stock Agreement. (Incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.16†	Management Incentive Plan, (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2008 (File No. 1-33818)).

10.17	Form of Indemnification Agreement entered into by and between the Company and each of its executive officers and directors. (Incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

10.18	Consulting Agreement, dated September 21, 2006, by and between the Company and Bobby I. Griffin. (Incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

10.19	Loan and Security Agreement, dated November 18, 2008, between the Company and Silicon Valley Bank, Compass Horizon Funding Company LLC, and Venture Lending & Leasing V, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008 (File No. 1-33818)).

10.20*	Form of Warrant to purchase stock under Loan and Security Agreement, dated November 18, 2008, between the Company and Silicon Valley Bank, Compass Horizon Funding Company LLC, and Venture Lending & Leasing V, Inc.

10.21	Form of Securities Purchase Agreement, dated February 19, 2009, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2009 (File No. 1-33818)).

10.22	Form of Warrant, dated February 24, 2009, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2009 (File No. 1-33818)).

10.23*	Lease Agreement, effective October 1, 2008, by and between the Company and Roseville Properties Management Company.

14.1	Code of Conduct and Ethics of the Company. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on signature page to this Form 10-K).

Exhibit Number	Description of Document
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Indicates management contract or compensation plan or agreement.