Form 10-Q
period 2009-03-31
EnteroMedics Inc
filed 2009-05-07
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission file number: 1-33818

ENTEROMEDICS INC.

(Exact name of registrant as specified in its charter)

Delaware	48-1293684
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2800 Patton Road, St. Paul, Minnesota 55113

(Address of principal executive offices, including zip code)

(651) 634-3003

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting entity)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, 30,033,295 shares of the registrant’s Common Stock were outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 and for the period from December 19, 2002 (inception) through March 31, 2009
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and for the period from December 19, 2002 (inception) through March 31, 2009
	Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4T.	Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	22

SIGNATURES		23

EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Registered Trademarks and Trademark Applications: In the United States we have registered trademarks for VBLOC, ENTEROMEDICS and MAESTRO each registered with the United States Patent and Trademark Office, and have received a Notice of Allowance and first extension of time to file a Statement of Use on our application to register the mark EMPOWER. In addition, the marks VBLOC, MAESTRO and ENTEROMEDICS are the subject of either a trademark registration or application for registration in Australia, China, Mexico, the European Community, Saudi Arabia, the United Arab Emirates and Switzerland. We have also taken steps to seek registration of these three marks in Brazil. This Form 10-Q contains other trade names and trademarks and service marks of EnteroMedics and of other companies.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$34,320,199	$21,055,108
Short-term investments available for sale	888,156	5,239,892
Interest receivable	4,326	57,965
Other receivables	19,869	19,308
Prepaid expenses and other current assets	570,411	421,817

Total current assets	35,802,961	26,794,090
Property and equipment, net	1,175,878	1,263,903
Other assets	202,239	220,907

Total assets	$37,181,078	$28,278,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$4,073,771	$2,674,597
Accounts payable	130,944	163,377
Accrued expenses	2,213,917	2,862,102
Accrued interest payable	229,259	177,869

Total current liabilities	6,647,891	5,877,945
Notes payable, less current portion (net discounts of $1,172,188 and $1,329,592 at March 31, 2009 and December 31, 2008, respectively)	9,754,041	10,995,811
Common stock warrant liability	1,871,723	—

Total liabilities	18,273,655	16,873,756

Stockholders’ equity:
Common stock, $0.01 par value 50,000,000 shares authorized; 30,023,295 and 16,899,935 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	300,233	168,999
Additional paid-in capital	126,726,880	112,552,256
Deferred compensation	(16,667)	(21,667)
Accumulated other comprehensive income	4,830	12,988
Deficit accumulated during development stage	(108,107,853)	(101,307,432)

Total stockholders’ equity	18,907,423	11,405,144

Total liabilities and stockholders’ equity	$37,181,078	$28,278,900

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Period from December 19, 2002 (inception) to
	2009	2008	March 31, 2009
Operating expenses:
Research and development	$3,791,050	$6,182,965	$79,819,783
Selling, general and administrative	1,905,955	2,332,509	25,181,722

Total operating expenses	5,697,005	8,515,474	105,001,505
Other income (expense):
Interest income	48,285	495,906	3,987,355
Interest expense	(677,462)	(446,289)	(6,154,667)
Change in value of warrant liability	(342,053)	—	(696,960)
Other, net	(1,218)	(32,244)	(111,108)

Net loss	$(6,669,453)	$(8,498,101)	$(107,976,885)

Net loss per share – basic and diluted	$(0.30)	$(0.51)

Shares used to compute basic and diluted net loss per share	22,150,571	16,798,962

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,		Period from December 19, 2002 (inception) to
	2009	2008	March 31, 2009
Cash flows from operating activities:
Net loss	$(6,669,453)	$(8,498,101)	$(107,976,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	102,272	126,665	1,258,228
Loss on sale of equipment	885	—	16,470
Employee stock-based compensation	554,203	722,944	4,133,402
Nonemployee stock-based compensation	6,714	(112,103)	2,994,468
Amortization of commitment fees, debt issuance costs and original issue discount	176,072	98,793	1,949,154
Amortization of short-term investment premium and discount	578	(21,342)	(308,377)
Change in carrying value of warrant liability	342,053	—	696,960
Change in operating assets and liabilities:
Interest receivable	53,639	28,327	(4,326)
Other receivables	(561)	29,622	(19,869)
Prepaid expenses and other current assets	(148,594)	(276,144)	(570,411)
Accounts payable	23,618	191,590	140,926
Accrued expenses	(648,185)	31,428	2,213,917
Accrued interest payable	51,390	—	395,081

Net cash used in operating activities	(6,155,369)	(7,678,321)	(95,081,262)

Cash flows from investing activities:
Purchases of short-term investments available for sale	—	—	(14,882,233)
Maturities of short-term investments available for sale	4,343,000	90,000	13,971,414
Purchases of short-term investments held to maturity	—	(1,185,837)	(22,414,130)
Maturities of short-term investments held to maturity	—	3,000,000	22,750,000
Purchases of property and equipment	(71,183)	(85,506)	(2,460,558)

Net cash provided by (used in) investing activities	4,271,817	1,818,657	(3,035,507)

Cash flows from financing activities:
Proceeds from stock options exercised	5,965	—	145,605
Proceeds from warrants issued	819,400	—	835,057
Proceeds from warrants exercised	—	—	187,652
Proceeds from sale of common stock, net of underwriting fees of $3,074,315	—	—	40,874,977
Proceeds from sale of common stock in private placement financing	15,076,952	—	15,076,952
Common stock financing costs	(753,674)	—	(2,506,337)
Payment to shareholders for fractional shares upon reverse stock split	—	—	(355)
Proceeds from sale of Series A convertible preferred stock	—	—	1,803,348
Proceeds from sale of Series B convertible preferred stock	—	—	15,300,002
Series B convertible preferred stock financing costs	—	—	(111,079)
Proceeds from sale of Series C convertible preferred stock	—	—	40,825,003
Series C convertible preferred stock financing costs	—	—	(1,486,904)
Proceeds from convertible notes payable	—	—	6,814,846
Proceeds from notes payable	—	—	30,831,121

	Three months ended March 31,		Period from December 19, 2002 (inception) to
	2009	2008	March 31, 2009
Repayments on notes payable	—	(1,402,779)	(15,831,121)
Debt issuance costs	—	—	(321,799)

Net cash provided by (used in) financing activities	15,148,643	(1,402,779)	132,436,968

Net increase (decrease) in cash and cash equivalents	13,265,091	(7,262,443)	34,320,199
Cash and cash equivalents:
Beginning of period	21,055,108	48,732,309	—

End of period	$34,320,199	$41,469,866	$34,320,199

Supplemental disclosure:
Interest paid	$450,000	$341,928	$3,810,431
Noncash investing and financing activities:
Cancellation of Alpha Medical, Inc. Series A convertible preferred stock and common stock	$—	$—	$(661,674)
Issuance of Beta Medical, Inc. Series A convertible preferred stock in exchange for Alpha Medical, Inc. Series A convertible preferred stock and common stock	—	—	661,674
Value of warrants issued with debt	—	—	2,365,532
Value of warrants issued for debt commitment	—	—	636,250
Value of warrants issued with Series C financing	—	—	735,438
Value of warrants issued with private placement financing	154,525	—	154,525
Conversion of notes payable to Series B convertible preferred shares	—	—	1,564,843
Conversion of interest payable to Series B convertible preferred shares	—	—	34,809
Conversion of notes payable to Series C convertible preferred shares	—	—	5,250,003
Conversion of interest payable to Series C convertible preferred shares	—	—	131,013
Options issued for deferred compensation	—	—	10,898
Common stock issued to Mayo Foundation and for deferred compensation	—	—	1,770,904
Reclassifications of stock warrant liability	1,529,670	—	2,620,015
Conversion of convertible preferred stock to common stock	—	—	103,138

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

From inception through March 31, 2009, the Company has incurred losses totaling approximately $108.0 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. The Company may need to obtain additional financing and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize.

Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s fiscal year ends on December 31.

The accompanying condensed consolidated financial statements and notes thereto are unaudited. In the opinion of the Company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair presentation. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet as of December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. The difference from reported net loss for the quarter ended March 31, 2009 related entirely to net unrealized gains on short-term investments.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair values of investments in debt and equity securities are disclosed in Note 2. The fair value of the Company’s long-term debt is approximately $14,741,000 as of March 31, 2009 based on the present value of estimated future cash flows using a discount rate commensurate with borrowing rates available to the Company.

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Numerator:
Net loss	$(6,669,453)	$(8,498,101)

Denominator for historical and basic and diluted net loss per share:
Weighted-average common shares outstanding	22,150,571	16,798,962
Weighted-average unvested common shares subject to repurchase	—	—

Denominator for net loss per common share—basic and diluted	22,150,571	16,798,962

Net loss per share—basic and diluted	$(0.30)	$(0.51)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three months ended March 31,
	2009	2008
Stock options outstanding	3,303,735	3,230,734
Warrants to purchase common stock	8,939,283	683,235

Recently Issued Accounting Standards

In June 2008, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company adopted EITF 07-5 on January 1, 2009 and assessed any outstanding equity-linked financial instruments. The Company concluded that effective January 1, 2009 warrants issued November 2008 with a recorded value of $1.4 million on December 31, 2008 were to be reclassified from equity to a liability. The cumulative effect of the change in accounting principle on January 1, 2009 was a $130,968 increase to the deficit accumulated during development stage.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for the Company starting in fiscal 2008 with respect to financial assets and liabilities. In February 2008, the FASB released FASB Staff Position FAS 157-2—Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements (see Note 2).

In October 2008, FASB issued FASB Staff Position FAS 157-3 (FSP 157-3), Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which amended SFAS 157 to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-3 was effective upon issuance. Its additional guidance was incorporated into the measurements of fair value of applicable financial assets disclosed in Note 2, and did not have a material impact on the preparation of the consolidated financial statements.

In April 2009, FASB issued FASB Staff Position FAS 157-4 (FSP 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which amended SFAS 157 to define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect FSP 157-4 to have a material impact on the preparation of the consolidated financial statements.

In May 2008, FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission (SEC) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS 162 to have a material impact on the preparation of the consolidated financial statements.

There have been no other significant changes in recent accounting pronouncements during the three months ended March 31, 2009 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(2)	Fair Value Measurement

Effective January 1, 2008, the Company adopted the fair value measurement and disclosure provisions of SFAS 157 for its financial assets as described below.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value under SFAS 157 as of March 31, 2009. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

All short-term investments at March 31, 2009 are classified as Level 2 in connection with our adoption of SFAS 157 and are as follows:

Significant Other Observable Inputs Level 2
U.S. agency securities	$637,521
U.S. corporate bonds	250,635

Total	$888,156

The short-term investments available for sale at March 31, 2009 had contractual maturities of less than one year. The amortized cost and fair value of short-term investments available for sale, and the related gross unrealized gains and losses, were as follows at March 31, 2009:

		Gross Unrealized
	Cost	Gains	Losses	Fair value
U.S. agency securities	$632,790	$4,731	$—	$637,521
U.S. corporate bonds	250,536	99	—	250,635

Total	$883,326	$4,830	$—	$888,156

(3)	Commitments

Operating Lease

The Company rents its office, warehouse and laboratory facilities under an operating lease, which expires on September 30, 2015. At March 31, 2009, future minimum payments under the lease are as follows:

Years ending December 31:
Remaining nine months in 2009	$177,303
2010	247,951
2011	274,564
2012	280,055
2013	285,656
2014	291,369
2015	221,788

$1,778,686

(4)	Notes Payable

On November 18, 2008 the Company entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank (SVB), Western Technology Investment (WTI) and Horizon Technology Management LLC (Horizon and, collectively with SVB and WTI, the Lenders), in an aggregate principal amount of up to $20.0 million. On November 21, 2008, SVB and WTI each funded a Term Loan in the aggregate principal amount of $10.0 million and $5.0 million, respectively. The additional $5.0 million Term Loan is to be funded by Horizon on or before June 30, 2009 at such time as the trading price of the Company’s common stock on the NASDAQ Global Market meets or exceeds a target amount specified in the Loan Agreement. See subsequent event Note 7.

Scheduled debt principal payments are as follows as of March 31, 2009:

Years Ending December 31:
Remaining nine months in 2009	$2,674,597
2010	5,820,985
2011	6,504,418

15,000,000
Less: Original issue discount	(1,172,188)

Notes payable, net	$13,827,812

(5)	Stock-based Compensation

As of March 31, 2009, the Company has adopted the EnteroMedics Inc. 2003 Stock Incentive Plan (the Plan) that includes both incentive stock options and nonqualified stock options to be granted to employees, officers, consultants, independent contractors, directors and affiliates of the Company. Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations, and followed the minimum value disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. Employee stock-based compensation determined under APB 25 is recognized over the option vesting period. Accordingly, for those grants made through December 31, 2005, we recognized compensation expense pursuant to APB 25 for stock options granted to employees with an exercise price below the estimated fair value of our common stock on the date of grant. For disclosure purposes pursuant to SFAS 123, we estimated the date of grant fair value using the minimum value option-pricing model.

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

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Company’s 2003 Stock Incentive Plan for the three months ended March 31, 2009 and 2008 was allocated to operating expenses as follows:

	Three months ended March 31,
	2009	2008
Research and development	$155,330	$245,388
Selling, general and administrative	405,587	365,453

Total	$560,917	$610,841

As of March 31, 2009 there was $4,332,693 of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted-average period of 2.31 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three months ended March 31, 2009 and 2008:

	Employees		Nonemployees
	Three months ended March 31,		Three months ended March 31,
	2009	2008	2009	2008
Risk-free interest rates	1.90%-2.17%	3.49%-3.61%	2.68%	3.43%
Expected life	6-6.25 years	5-6.25 years	10 years	10 years
Expected dividends	0%	0%	0%	0%
Expected volatility	88.10%-88.70%	67.63%-69.25%	99.70%	75.25%

Option activity under the Company’s 2003 Stock Incentive Plan for the three months ended March 31, 2009 was as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2008	851,236	2,797,178	$4.80
Shares reserved	—	—	—
Options granted	(569,000)	569,000	1.11
Options exercised	—	(12,967)	0.46
Options cancelled	49,476	(49,476)	—

Balance, March 31, 2009	331,712	3,303,735	$4.19

(6)	Stock Purchase

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

(7)	Subsequent Event

On November 18, 2008 the Company entered into a $20.0 million debt facility. The initial commitment under the debt facility was for $15.0 million and was funded on November 21, 2008, of which the Company received net proceeds of $7.1 million after transaction expenses, facility charges and existing debt pay off. The debt facility provided that the additional $5.0 million draw was to be available and automatically fund under the terms of the loan agreement if and when the trading price of our common stock on the NASDAQ Global Market met or exceeded a target amount on or before June 30, 2009. The Company’s trading price recently achieved this target amount and therefore, on April 28, 2009, the automatic funding of the additional $5.0 million was made to the Company under the debt facility. The $5.0 million loan requires monthly interest-only payments through June 30, 2009 at an annual percentage rate of 12.0% followed by 30 equal principal and interest installments beginning July 1, 2009 at an annual percentage rate of 11.0%. A final payment fee of $250,000 is due December 1, 2011, the maturity date. In conjunction with the funding, the Company issued 296,763 common stock warrants with an exercise price of $1.668 per share and a ten year life. The warrants give the Lender the option to purchase either (i) shares of the Company’s common stock with a per share exercise price equal to $1.668, or (ii) shares of the Company’s stock (including common stock) issued in an equity financing that occurs after the warrant issue date and on or before May 18, 2010 at the per share price of the stock sold in the financing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Based on our understanding of vagal nerve function and nerve blocking from our preclinical studies and the results of our initial clinical trials, we believe the Maestro System may offer obese patients a minimally invasive treatment alternative that has the potential to result in significant and sustained weight loss. We believe that our Maestro System will allow bariatric surgeons to help obese patients who are concerned about the risks and complications associated with gastric banding and gastric bypass surgery. We are continuing to evaluate the Maestro System in human clinical trials conducted internationally and to date the Maestro System has demonstrated a favorable safety profile. Preliminary results from a feasibility study conducted outside the U.S., indicate that the Maestro System may provide durable and ongoing weight-loss for people with obesity. As of January 12, 2009, the most recent follow-up of nine RF2 patients, among the earliest patients implanted in the VBLOC-RF2 trial, showed an excess weight loss (EWL) of 37.6% at 18 months of VBLOC therapy. At that time, the most recent results for the prior follow-up periods demonstrated an EWL of 28.1% in 17 RF2 patients at 12 months and an EWL of 17.9% in 35 RF2 patients at six months of VBLOC therapy. We have completed enrollment and implantation of subjects in our first U.S. pivotal trial, the EMPOWER trial. We plan to review the data from our EMPOWER trial to support our premarket approval (PMA) application in late 2009 and submit the application for the Maestro System shortly thereafter. We anticipate commercialization in the United States beginning in early 2011 if and when the FDA grants us approval. In addition, data from sub-group analyses demonstrate that VBLOC therapy may hold promise in improving the co-morbidities of diabetes and hypertension, independent of, and prior to, substantial weight loss. We are conducting, or plan to conduct, feasibility studies in each of these co-morbidities to assess VBLOC therapy’s potential in addressing multiple indications.

We obtained CE marking approval for sale of the Maestro System in the European Union on March 4, 2009. The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for our Maestro System (which falls into Class III), the method involved a combination of self-assessment by the manufacturer of the safety and performance of the device, and a third-party assessment by a Notified Body, usually of the design of the device and of the manufacturer’s quality system. We used KEMA in the Netherlands as the Notified Body for our CE marking approval process.

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

To date, we have generated no revenue from the sale of products, and we have incurred net losses in each year since our inception. As of March 31, 2009, we had a deficit accumulated during the development stage of $108.0 million. We expect our losses to continue and to increase as we continue our development activities and expand our commercialization activities. We have financed our operations primarily through public and private placement of our equity securities and issuance of debt.

Financial Overview

Revenue

To date, we have not commercialized any products and we have not generated any revenue. We do not expect to generate revenue from sales in the United States until early 2011 and then, only if we receive FDA approval of our Maestro System. Any revenue from initial sales of a new product is difficult to predict and in any event will only modestly reduce our continued and increasing losses resulting from our research and development and other activities.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development and clinical and regulatory expenses, incurred in the development of our Maestro System. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. From inception through March 31, 2009, we have incurred a total of $79.8 million in research and development expenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, market development and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, and accounting services, cash management fees, consulting fees and travel expenses. From inception through March 31, 2009, we have incurred $25.2 million in selling, general and administrative expenses.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and 2008

Research and Development Expenses. Research and development expenses were $3.8 million for the three months ended March 31, 2009, compared to $6.2 million for the three months ended March 31, 2008. The decrease of $2.4 million, or 38.7%, is primarily due to decreases of $1.3 million, $710,000 and $157,000 in professional services, device costs and compensation expense, respectively. Professional services and device cost decreases are driven by the completion of enrollment and implants in our EMPOWER clinical study during 2008. We are currently incurring costs related to follow up visits, which are less expensive than the cost of the implantation procedure, and do not require us to incur new device costs. The reduction in compensation expense is the result of a reduction-in-force completed December 1, 2008. The reduction-in-force also resulted in a decrease of $153,000 in employee stock-based compensation expense compared to the three months ended March 31, 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.9 million for the three months ended March 31, 2009, compared to $2.3 million for the three months ended March 31, 2008. The decrease of $427,000, or 18.3%, is primarily due to a $389,000 decrease in professional services expense. The decrease in professional services expense is made up of decreases of $130,000 in audit, tax and legal fees, $125,000 in marketing and public relations activity and $143,000 related to other general consulting services, including the conversion of consultants to employees.

Interest Income. Interest income was $48,000 for the three months ended March 31, 2009, compared to $496,000 for the three months ended March 31, 2008. The decrease of $448,000, or 90.3%, is primarily due to a decrease in the short-term interest rate environment and a decrease in the average cash, cash equivalents and short-term investment balance from $52.4 million during the three months ended March 31, 2008 to $30.8 million during the three months ended March 31, 2009. The decreased average cash, cash equivalents and short-term investments balance is the result of $32.7 million in net cash used in operating and investing activities from January 1, 2008 through March 31, 2009, offset by $15.0 million of debt funding received in November 2008, of which we received net proceeds of $7.1 million after transaction expenses, facility charges and existing debt pay off and $15.1 million of net private placement proceeds received February 24, 2009.

Interest Expense. Interest expense was $677,000 for the three months ended March 31, 2009, compared to $446,000 for the three months ended March 31, 2008. The increase of $231,000, or 51.8%, was primarily the result of entering into a $20.0 million debt facility, of which $15.0 million was funded in November 2008 that resulted in net proceeds of $7.1 million after transaction expenses, facility charges and existing debt pay off. The effective rate of the new debt facility is approximately 19% compared to the old debt facility containing several outstanding loans with effective interest rates primarily ranging from approximately 15% to 17%.

Change in Value of Warrant Liability. The change in value of warrant liability was $342,000 for the three months ended March 31, 2009, compared to zero for the three months ended March 31, 2008. This is the result of adopting EITF 07-5 on January 1, 2009, which resulted in warrants issued November 2008 with a recorded value of $1.4 million on December 31, 2008 being reclassified from equity to a liability. The fair market value of the warrants as of March 31, 2009 was $1.9 million.

Liquidity and Capital Resources

We have incurred losses since our inception in December 2002 and, as of March 31, 2009 we had a deficit accumulated during the development stage of $108.0 million. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments. Prior to our IPO in November 2007, we had received net proceeds of $63.2 million from the sale of common stock and preferred stock and $30.8 million in debt financing, $746,000 to finance equipment purchases and $30.0 million to finance working capital. Through our IPO we received net proceeds of $39.1 million after expenses and underwriters’ discounts and commissions and including the partial exercise of the underwriters’ over-allotment option. In November 2008, we entered into a $20.0 million working capital debt facility, replacing the existing debt financing. We received net proceeds of $7.1 million from the first draw of $15.0 million after transaction expenses, facility charges and existing debt pay off. On February 24, 2009, we completed the sale of 13,110,393 shares of our common stock, together with warrants to purchase an aggregate of 6,555,197 shares of our common stock, in a private placement transaction with several accredited investors. We received gross proceeds of $15.9 million less a placement agent fee of $617,000 and certain other expenses.

As of March 31, 2009, we had $35.2 million in cash, cash equivalents and short-term investments. Of this amount $34.0 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. corporate bonds and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.

The fair value of our short-term investment holdings are based on security prices from one or multiple industry established pricing sources. Examples of these pricing sources are Bloomberg, Interactive Data Corporation, Reuters, JJ Kenny, and Merrill Lynch. Each pricing source uses a different confidential method for pricing securities using various inputs, such as interest rates, known historical trades, yield curve information, benchmark data, prepayment speeds, credit quality, or broker/dealer quotes. Management regularly reviews the pricing methodology used by our third party asset managers to ensure consistency of the fair-value determination with Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, and proper classification of the underlying assets and liabilities within that standard’s fair-value hierarchy. We also review each of our short-term investment positions and assess whether there is any other-than temporary impairment as well as the reasonableness of the fair market values being reported. Based on our review of short-term investments held at March 31, 2009, there were no indicators of other-than temporary impairment present.

The remaining unpaid balance of the $15.0 million in debt financing as of March 31, 2009 is collateralized by a first security priority lien on all of our assets, excluding intellectual property. We have entered into account control agreements in order to perfect the lender’s first security interest in our cash and investment accounts. In the event we have less than five remaining months of liquidity, we are required to grant a temporary lien on our intellectual property. The number of remaining months of liquidity is calculated by dividing cash and cash equivalents as of the end of any particular month by the sum of our total operating expenses for each of the immediately preceding five months. The debt financing agreement also requires us to (1) maintain a cash and cash equivalents balance that exceeds the outstanding principal balance until we receive CE Mark approval and raise aggregate net proceeds of at least $12.0 million from new capital transactions and (2) secure aggregate net proceeds of at least $20.0 million by January 9, 2010 from new capital transactions, of which $10.0 million is required by June 30, 2009. On February 24, 2009, we completed a private placement transaction with several accredited investors, receiving gross proceeds of $15.9 million less a placement agent fee of $617,000 and certain other expenses. Under the terms of our debt financing agreement, as a result of completing the private placement transaction on February 24, 2009 and obtaining CE Mark approval on March 4, 2009 our liquidity covenant has changed requiring us to maintain a cash and cash equivalents balance that exceeds our aggregate operating expenses for the most recent five calendar month period ending prior to the determination date. The date by which we are required to secure the remaining aggregate net proceeds under the capital covenant may be extended upon the achievement of certain milestones defined in the debt financing agreement. There are no additional liquidity covenants that we are required to maintain under the terms of our debt financing agreements.

Net Cash Used in Operating Activities

Net cash used in operating activities was $6.2 million and $7.7 million for the three months ended March 31, 2009 and 2008, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was partially offset by depreciation and amortization, stock-based compensation and changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $4.3 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively. Net cash provided by investing activities is primarily related to the proceeds from the maturity of short-term investments partially offset by the purchase of short-term investments and, to a lesser extent, the purchase of property and equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $15.1 million for the three months ended March 31, 2009 compared to net cash used in financing activities of $1.4 million for the three months ended March 31, 2008. Net cash provided by financing activities for the three months ended March 31, 2009 is primarily attributable to the completion of a private placement transaction that resulted in gross proceeds of $15.9 million for the issuance of common stock and common stock warrants, offset by $754,000 in financing costs incurred through March 31, 2009. Net cash used in financing activities for the three months ended March 31, 2008 is primarily attributable to the repayments of long-term debt.

On November 18, 2008 we entered into a $20.0 million debt facility. The initial commitment under the debt facility was for $15.0 million and was funded on November 21, 2008, of which we received net proceeds of $7.1 million after transaction expenses, facility charges and existing debt pay off. The debt facility provided that the additional $5.0 million draw was to be available and automatically fund under the terms of the loan agreement if and when the trading price of our common stock on the NASDAQ Global Market met or exceeded a target amount on or before June 30, 2009. The Company’s trading price recently achieved this target amount and therefore, on April 28, 2009, the automatic funding of the additional $5.0 million was made to the Company under the debt facility. The $5.0 million loan requires monthly interest-only payments through June 30, 2009 at an annual percentage rate of 12.0% followed by 30 equal principal and interest installments beginning July 1, 2009 at an annual percentage rate of 11.0%. A final payment fee of $250,000 is due December 1, 2011, the maturity date.

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

We do not expect to generate any product revenue from sales in the United States until early 2011. We do not anticipate generating any product revenue in the United States unless and until we successfully obtain FDA approval for our Maestro System. We believe the net proceeds from our IPO in November 2007, the credit facility entered into November 2008 and the private placement closed February 24, 2009, together with our pre-existing cash, cash equivalents and short-term investment balances and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements into 2010. If our available cash, cash equivalents and investment balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or enter into an additional credit facility. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2008. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Our significant accounting policies are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the U.S. Securities and Exchange Commission (SEC).

Contractual Obligations

During the three months ended March 31, 2009, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2008.

The following table summarizes our contractual obligations as of March 31, 2009 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$1,778,686	$237,187	$532,296	$568,525	$440,678
Long-term debt, including interest	18,468,953	5,637,686	12,831,267	—	—
Other long-term liabilities	50,000	50,000	—	—	—

Total contractual cash obligations	$20,297,639	$5,924,873	$13,363,563	$568,525	$440,678

The table above reflects only payment obligations that are fixed and determinable. Our operating lease commitments relate to our corporate headquarters in St. Paul, Minnesota. Other long-term liabilities consist of obligations required under the terms of our license agreements with the Mayo Foundation for Medical Education and Research (Mayo Foundation).

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. We adopted EITF 07-5 on January 1, 2009 and assessed any outstanding equity-linked financial instruments. We concluded that effective January 1, 2009 warrants issued November 2008 with a recorded value of $1.4 million on December 31, 2008 were to be reclassified from equity to a liability. The cumulative effect of the change in accounting principle on January 1, 2009 was a $130,968 increase to the deficit accumulated during development stage.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for us starting in fiscal 2008 with respect to financial assets and liabilities. In February 2008, the FASB released FASB Staff Position FAS 157-2—Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 on January 1, 2008 did not have a material impact on our consolidated financial statements (see Note 2 to our condensed consolidated financial statements).

In October 2008, FASB issued FASB Staff Position FAS 157-3 (FSP 157-3), Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which amended SFAS 157 to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-3 was effective upon issuance. Its additional guidance was incorporated into the measurements of fair value of applicable financial assets disclosed in Note 2 to our condensed consolidated financial statements, and did not have a material impact on the preparation of our consolidated financial statements.

In April 2009, FASB issued FASB Staff Position FAS 157-4 (FSP 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which amended SFAS 157 to define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect FSP 157-4 to have a material impact on the preparation of our consolidated financial statements.

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

There have been no other significant changes in recent accounting pronouncements during the three months ended March 31, 2009 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and short-term investments. As of March 31, 2009, we had $35.2 million in cash, cash equivalents and short-term investments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of March 31, 2009 our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the three months ended March 31, 2009 to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

As previously described in our Current Report on Form 8-K filed April 29, 2009, on April 28, 2009, we received an additional $5.0 million in debt funding from Horizon Technology Management LLC (Horizon) under the terms of the loan agreement entered into November 18, 2008. As part of the term loan draw, on April 28, 2009 the Company issued a warrant (the Warrant) to Horizon to purchase an aggregate number of shares equal to $495,000 divided by the exercise price of the Warrant. The Warrant gives Horizon the option to purchase either (i) shares of our common stock with a per share exercise price equal to $1.668, or (ii) shares of our stock (including common stock) issued in an equity financing that occurs after the Warrant issue date and on or before May 18, 2010 at the per share price of the stock sold in the financing. A total of 296,763 common stock warrants with an exercise price of $1.668 per share and a ten year life were issued to Horizon on April 28, 2009.

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

Management has broad discretion over the uses of the proceeds of the initial public offering. As of March 31, 2009, approximately $13.0 million of the aggregate net proceeds from our initial public offering remained invested in a variety of interest bearing instruments, including obligations of U.S. government agencies, corporate bonds, and money market funds or in operating cash accounts.

Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On May 4, 2009, we entered into an Amended and Restated Executive Employment Agreement (the Amended Agreement) with Mark B. Knudson, Ph.D., which replaced Dr. Knudson’s Employment

Agreement with the Company dated June 22, 2005 (the Prior Agreement). The Amended Agreement has a two-year term with an automatic renewal provision for successive one-year terms and provides for a base salary of not less than $300,000 per year or such higher rate as may be approved by our board of directors. It also provides that the target amount of any cash incentive compensation under our management incentive plan in any calendar year cannot be less than 30% of Dr. Knudson’s base salary in effect from time to time. The Amended Agreement may be terminated prior to the expiration of the term by mutual written agreement of the parties, in the event of death or disability, by the Company for “Cause” (as defined in the agreement) or by Dr. Knudson for “Good Reason” (as defined in the agreement). In addition, either party may terminate Dr. Knudson’s employment at any time for any reason or no reason, including after a “Change in Control” (as defined in the agreement) with 30 days written notice.

Pursuant to the Amended Agreement if Dr. Knudson’s employment is terminated at the conclusion of the Amended Agreement’s initial term or any additional term thereof, Dr. Knudson will be entitled to (i) payment of his base salary through the date of such termination (the Separation Date) and for the 12–month period following the Separation Date, (ii) exercise all options vested as of the Separation Date for a period of five years following the Separation Date and (iii) continuing coverage to be paid by us under the Company’s medical, dental and life insurance programs for a period of up to 18 months following the Separation Date. Dr. Knudson is also entitled to severance payments for a period of 18 months and may exercise any options vested as of the Separation Date for a period of five years following the Separation Date if his employment is terminated by us “without Cause” (as defined in the agreement) or by Dr. Knudson for “Good Reason.” Further, the Amended Agreement provides for continuing coverage paid by us under the Company’s medical, dental and life insurance programs for a period of up to 18 months in the event Dr. Knudson’s employment is terminated by his death or disability, by us “without Cause” or by Executive for “Good Reason.” Such coverage may earlier terminate in the latter circumstances upon Dr. Knudson’s commencement of new employment that offers him health care coverage.

The Amended Agreement modifies the “Change in Control” provision such that upon the occurrence of a “Change in Control” and the satisfaction of certain other conditions, 100% of Dr. Knudson’s then–unvested options will immediately vest, regardless of whether Dr. Knudson’s employment is terminated in connection therewith. In addition, if Dr. Knudson’s employment is terminated by us “without Cause” or by Dr. Knudson for “Good Reason” during any two year period after a “Change in Control” and certain conditions are satisfied, we will pay Dr. Knudson the applicable 18-month severance described above and any amounts to which he is entitled as of the Separation Date as a pro rata portion of any unpaid cash incentive compensation for the calendar year in which the Separation Date occurs, and the vesting schedule of any options issued to Dr. Knudson after the Change of Control will accelerate such that on the Separation Date 100% of any unvested shares under the options will immediately vest.

In addition, the Amended Agreement includes a non-disclosure and assignment provision and non-competition, non-solicitation and no recruitment commitments each lasting for a period of one year following termination.

The foregoing summary of the Amendment is qualified in its entirety by reference to the Amended and Restated Executive Employment Agreement, which is filed as Exhibit 10.3 to this Form 10-Q and incorporated under this Item 5 by reference.

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
Greg S. Lea
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 7, 2009

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed on November 9, 2007 (File No. 333-143265)).

3.2	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

4.1	Specimen certificate for shares of common stock (Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on August 14, 2007 (File No. 333-143265)).

4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 6, 2006, by and between the Company and the parties named therein. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.1	Form of Securities Purchase Agreement, dated February 19, 2009, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2009 (File No. 1-33818)).

10.2	Form of Warrant, dated February 24, 2009, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2009 (File No. 1-33818)).

10.3*†	Amended and Restated Executive Employment Agreement, dated May 4, 2009, by and between the Company and Mark B. Knudson.

10.4*†	Executive Employment Agreement, dated August 5, 2008, by and between the Company and Katherine S. Tweden.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Indicates management contract or compensation plan or agreement.