Form 10-Q
period 2009-06-30
EnteroMedics Inc
filed 2009-08-07
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, 30,045,406 shares of the registrant’s Common Stock were outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 and for the period from December 19, 2002 (inception) through June 30, 2009	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and for the period from December 19, 2002 (inception) through June 30, 2009	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4T.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

SIGNATURES	21

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Registered Trademarks and Trademark Applications: In the United States we have registered trademarks for VBLOC, ENTEROMEDICS and MAESTRO each registered with the United States Patent and Trademark Office, and have received a Notice of Allowance and a third extension of time to file a Statement of Use on our application to register the mark EMPOWER. In addition, the marks VBLOC, MAESTRO and ENTEROMEDICS are the subject of either a trademark registration or application for registration in Australia, Brazil, China, Mexico, the European Community, Saudi Arabia, the United Arab Emirates and Switzerland. This Form 10-Q contains other trade names and trademarks and service marks of EnteroMedics and of other companies.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$34,567,113	$21,055,108
Short-term investments available for sale	282,259	5,239,892
Interest receivable	3,743	57,965
Other receivables	—	19,308
Prepaid expenses and other current assets	482,076	421,817

Total current assets	35,335,191	26,794,090
Property and equipment, net	1,100,112	1,263,903
Other assets	183,571	220,907

Total assets	$36,618,874	$28,278,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$7,341,138	$2,674,597
Accounts payable	138,020	163,377
Accrued expenses	2,663,777	2,862,102
Accrued interest payable	343,892	177,869

Total current liabilities	10,486,827	5,877,945
Notes payable, less current portion (net discounts of $1,490,230 and $1,329,592 at June 30, 2009 and December 31, 2008, respectively)	11,168,632	10,995,811
Common stock warrant liability	5,669,469	—

Total liabilities	27,324,928	16,873,756

Stockholders’ equity:
Common stock, $0.01 par value 50,000,000 shares authorized; 30,045,406 and 16,899,935 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	300,454	168,999
Additional paid-in capital	127,473,135	112,552,256
Deferred compensation	(11,667)	(21,667)
Accumulated other comprehensive income	1,579	12,988
Deficit accumulated during development stage	(118,469,555)	(101,307,432)

Total stockholders’ equity	9,293,946	11,405,144

Total liabilities and stockholders’ equity	$36,618,874	$28,278,900

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from December 19, 2002 (inception) to June 30,
	2009	2008	2009	2008	2009
Operating expenses:
Research and development	$4,065,297	$8,911,201	$7,856,347	$15,094,166	$83,885,080
Selling, general and administrative	2,168,959	2,314,485	4,074,914	4,646,994	27,350,681

Total operating expenses	6,234,256	11,225,686	11,931,261	19,741,160	111,235,761
Other income (expense):
Interest income	23,986	285,824	72,271	781,730	4,011,341
Interest expense	(874,070)	(389,257)	(1,551,532)	(835,546)	(7,028,737)
Change in value of warrant liability	(3,255,602)	—	(3,597,655)	—	(3,952,562)
Other, net	(21,760)	(25,374)	(22,978)	(57,618)	(132,868)

Net loss	$(10,361,702)	$(11,354,493)	$(17,031,155)	$(19,852,594)	$(118,338,587)

Net loss per share—basic and diluted	$(0.34)	$(0.68)	$(0.65)	$(1.18)

Shares used to compute basic and diluted net loss per share	30,034,165	16,809,989	26,114,146	16,804,475

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,		Period from December 19, 2002 (inception) to June 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(17,031,155)	$(19,852,594)	$(118,338,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	208,408	264,600	1,364,364
Loss on sale of equipment	885	1,046	16,470
Employee stock-based compensation	1,274,533	1,418,372	4,853,732
Nonemployee stock-based compensation	80,514	(78,140)	3,068,268
Amortization of commitment fees, debt issuance costs and original issue discount	418,842	189,842	2,191,924
Amortization of short-term investment premium or discount	224	(20,452)	(308,731)
Change in value of warrant liability	3,597,655	—	3,952,562
Change in operating assets and liabilities:
Interest receivable	54,222	32,179	(3,743)
Other receivables	19,308	29,643	—
Prepaid expenses and other current assets	(60,259)	2,606	(482,076)
Accounts payable	18,388	203,605	135,696
Accrued expenses	(198,325)	2,071,500	2,663,777
Accrued interest payable	166,023	—	509,714

Net cash used in operating activities	(11,450,737)	(15,737,793)	(100,376,630)

Cash flows from investing activities:
Purchases of short-term investments available for sale	—	(3,500,234)	(14,882,233)
Maturities of short-term investments available for sale	4,946,000	5,065,000	14,574,414
Purchases of short-term investments held-to-maturity	—	(1,185,837)	(22,414,130)
Maturities of short-term investments held-to-maturity	—	4,450,000	22,750,000
Purchases of property and equipment	(89,247)	(103,528)	(2,478,622)

Net cash provided by (used in) investing activities	4,856,753	4,725,401	(2,450,571)

Cash flows from financing activities:
Proceeds from stock options exercised	16,136	23,183	155,776
Proceeds from warrants issued	819,400	—	835,057
Proceeds from warrants exercised	—	—	187,652
Proceeds from sale of common stock, net of underwriting fees of $3,074,315	—	—	40,874,977
Proceeds from sale of common stock in private placement financing	15,076,952	—	15,076,952
Common stock financing costs	(806,499)	—	(2,559,162)
Payment to shareholders for fractional shares upon reverse stock split	—	—	(355)
Proceeds from sale of Series A convertible preferred stock	—	—	1,803,348
Proceeds from sale of Series B convertible preferred stock	—	—	15,300,002
Series B convertible preferred stock financing costs	—	—	(111,079)
Proceeds from sale of Series C convertible preferred stock	—	—	40,825,003
Series C convertible preferred stock financing costs	—	—	(1,486,904)
Proceeds from convertible notes payable	—	—	6,814,846
Proceeds from notes payable	5,000,000	—	35,831,121
Repayments on notes payable	—	(2,683,671)	(15,831,121)
Debt issuance costs	—	—	(321,799)

Net cash provided by (used in) financing activities	20,105,989	(2,660,488)	137,394,314

Net increase (decrease) in cash and cash equivalents	13,512,005	(13,672,880)	34,567,113
Cash and cash equivalents:
Beginning of period	21,055,108	48,732,309	—

End of period	$34,567,113	$35,059,429	$34,567,113

Supplemental disclosure:
Interest paid	$966,667	$624,341	$4,327,098
Noncash investing and financing activities:
Cancellation of Alpha Medical, Inc. Series A convertible preferred stock and common stock	$—	$—	$(661,674)
Issuance of Beta Medical, Inc. Series A convertible preferred stock in exchange for Alpha Medical, Inc. Series A convertible preferred stock and common stock	—	—	661,674
Value of warrants issued with debt	542,144	—	2,907,676
Value of warrants issued for debt commitment	—	—	636,250
Value of warrants issued with Series C financing	—	—	735,438
Value of warrants issued with private placement financing	154,525	—	154,525
Conversion of notes payable to Series B convertible preferred shares	—	—	1,564,843
Conversion of interest payable to Series B convertible preferred shares	—	—	34,809
Conversion of notes payable to Series C convertible preferred shares	—	—	5,250,003
Conversion of interest payable to Series C convertible preferred shares	—	—	131,013
Options issued for deferred compensation	—	—	10,898
Common stock issued to Mayo Foundation and for deferred compensation	—	—	1,770,904
Reclassifications of stock warrant liability	1,529,670	—	2,620,015
Conversion of convertible preferred stock to common stock	—	—	103,138

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

Since inception, the Company has incurred losses through June 30, 2009 totaling approximately $118.3 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. The Company may need to obtain additional financing and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. The difference from reported net loss for the three and six months ended June 30, 2009 related entirely to net unrealized gains on short-term investments.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair values of investments in debt and equity securities are disclosed in Note 2. The fair value of the Company’s long-term debt is approximately $19,780,000 as of June 30, 2009 based on the present value of estimated future cash flows using a discount rate commensurate with borrowing rates available to the Company.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(10,361,702)	$(11,354,493)	$(17,031,155)	$(19,852,594)

Denominator for historical basic and diluted net loss per share:
Weighted-average common shares outstanding	30,034,165	16,809,989	26,114,146	16,804,475
Weighted-average unvested common shares subject to repurchase	—	—	—	—

Denominator for net loss per common share—basic and diluted	30,034,165	16,809,989	26,114,146	16,804,475

Net loss per share—basic and diluted	$(0.34)	$(0.68)	$(0.65)	$(1.18)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,
	2009	2008
Stock options outstanding	5,137,288	3,193,706
Warrants to purchase common stock	9,236,046	683,235

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

In April 2009, FASB issued FASB Staff Position FAS 157-4 (FSP 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which amended SFAS 157 to define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date. FSP 157-4 is effective for the Company during the quarter ended June 30, 2009. The adoption of FSP 157-4 did not have a material impact on the consolidated financial statements.

In May 2008, FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. In June 2009, FASB approved the FASB Accounting Standards Codification (the Codification) as the single source of authoritative, nongovernmental accounting principles generally accepted in the United States of America (GAAP), excluding the guidance issued by the Securities and Exchange Commission (SEC). FASB approved an Exposure Draft that replaced SFAS 162 and modified GAAP by establishing only two levels of GAAP, authoritative and nonauthoritative. This was accomplished by authorizing the Codification to become the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company does not expect the Codification to have a material impact on the consolidated financial statements.

In April 2009, FASB issued FASB Staff Position FAS 107-1 (FSP 107-1) and Accounting Principles Board Opinion No. 28-1 (APB 28-1), Interim Disclosures about Fair Value of Financial Instruments, which expands the fair value disclosures required for all financial instruments within the scope of Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods for publicly traded entities. FSP 107-1 also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods. FSP 107-1 is effective for the Company during the quarter ended June 30, 2009. The adoption of FSP 107-1 did not have a material impact on the consolidated financial statements.

In May 2009, FASB issued Statement of Financial Accounting Standards No. 165 (SFAS 165), Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for the Company during the quarter ended June 30, 2009. The adoption of SFAS 165 did not have a material impact on the consolidated financial statements (see Note 7).

There have been no other significant changes in recent accounting pronouncements during the six months ended June 30, 2009 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

The types of instruments the Company invests in that are valued based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include the Company’s U.S. agency securities, commercial paper, U.S. corporate bonds and municipal obligations. Such instruments are classified by the Company within Level 2 of the fair value hierarchy. The Company values these types of assets using consensus pricing or a weighted average price, which is based on multiple pricing sources received from a variety of industry standard data providers (e.g. Bloomberg), security master files from large financial institutions, and other third-party sources. The multiple prices obtained are then used as inputs into a distribution-curve-based algorithm to determine the daily market price.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value under SFAS 157 as of June 30, 2009. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

All short-term investments at June 30, 2009 are classified as Level 2 in connection with our adoption of SFAS 157 and are as follows:

Significant Other Observable Inputs Level 2
U.S. agency securities	$282,259

Total	$282,259

The short-term investments available for sale at June 30, 2009 had contractual maturities of less than one year. The amortized cost and fair value of short-term investments available for sale, and the related gross unrealized gains and losses, were as follows at June 30, 2009:

		Gross Unrealized
	Cost	Gains	Losses	Fair value
U.S. agency securities	$280,681	$1,578	$—	$282,259

Total	$280,681	$1,578	$—	$282,259

(3)	Commitments

Operating Lease

The Company rents its office, warehouse and laboratory facilities under an operating lease, which expires on September 30, 2015. At June 30, 2009, future minimum payments under the lease are as follows:

Years ending December 31:
Remaining six months in 2009	$118,594
2010	247,951
2011	274,564
2012	280,055
2013	285,656
2014	291,369
2015	221,788

$1,719,977

(4)	Notes Payable

On November 18, 2008 the Company entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank (SVB), Western Technology Investment (WTI) and Horizon Technology Management LLC (Horizon and, collectively with SVB and WTI, the Lenders), in an aggregate principal amount of up to $20.0 million. On November 21, 2008, SVB and WTI each funded a Term Loan in the aggregate principal amount of $10.0 million and $5.0 million, respectively. The additional $5.0 million Term Loan was automatically funded by Horizon on April 28, 2009 when the trading price of the Company’s common stock on the NASDAQ Global Market exceeded a target amount specified in the Loan Agreement. The $5.0 million loan requires monthly interest-only payments through June 30, 2009 at an annual percentage rate of 12.0% followed by 30 equal principal and interest installments beginning July 1, 2009 at an annual percentage rate of 11.0%. A final payment fee of $250,000 is due December 1, 2011, the maturity date. In conjunction with the funding, the Company issued 296,763 common stock warrants with an exercise price of $1.668 per share and a ten year life to Horizon. The warrants give Horizon the option to purchase either (i) shares of our common stock with a per share exercise price equal to $1.668, or (ii) shares of our stock (including common stock) issued in an equity financing that occurs after the warrant issue date and on or before May 18, 2010 at the per share price of the stock sold in the financing.

Scheduled debt principal payments are as follows as of June 30, 2009:

Years Ending December 31:
Remaining six months in 2009	$3,566,130
2010	7,761,313
2011	8,672,557

20,000,000
Less: Original issue discount	(1,490,230)

Notes payable, net	$18,509,770

(5)	Stock-based Compensation

As of June 30, 2009, the Company has adopted the EnteroMedics Inc. 2003 Stock Incentive Plan (the Plan) that includes both incentive stock options and nonqualified stock options to be granted to employees, officers, consultants, independent contractors, directors and affiliates of the Company. Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations, and followed the minimum value disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. Employee stock-based compensation determined under APB 25 is recognized over the option vesting period. Accordingly, for those grants made through December 31, 2005, the Company recognized compensation expense pursuant to APB 25 for stock options granted to employees with an exercise price below the estimated fair value of our common stock on the date of grant. For disclosure purposes pursuant to SFAS 123, the Company estimated the date of grant fair value using the minimum value option-pricing model.

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

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Company’s 2003 Stock Incentive Plan for the three and six months ended June 30, 2009 and 2008 was allocated to operating expenses as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Research and development	$218,120	$264,941	$373,450	$510,329
Selling, general and administrative	576,010	464,450	981,597	829,903

Total	$794,130	$729,391	$1,355,047	$1,340,232

As of June 30, 2009 there was $8,519,994 of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted-average period of 2.89 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three and six months ended June 30, 2009 and 2008:

	Employees		Employees
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Risk-free interest rates	2.28%-2.99%	3.89%	1.90%-2.99%	3.49%-3.89%
Expected life	6-6.25 years	6-6.25 years	6-6.25 years	5-6.25 years
Expected dividends	0%	0%	0%	0%
Expected volatility	96.90%-99.00%	68.38%-68.50%	88.10%-99.00%	67.63%-69.38%

	Nonemployees		Nonemployees
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Risk-free interest rates	3.51%-3.53%	3.98%	2.68%-3.53%	3.43%-3.98%
Expected life	6.45-9.98 years	10 years	6.45-9.98 years	10 years
Expected dividends	0%	0%	0%	0%
Expected volatility	100.50%	74.00%	99.70%-100.50%	74.00%-75.25%

Option activity under the Plan for the six months ended June 30, 2009 was as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2008	851,236	2,797,178	$4.80
Shares reserved	3,000,000	—	—
Options granted	(2,440,300)	2,440,300	2.92
Options exercised	—	(35,078)	.46
Options cancelled	65,112	(65,112)	5.78

Balance, June 30, 2009	1,476,048	5,137,288	$3.92

(6)	Stock Purchase

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

(7)	Subsequent Events

On July 2, 2009, the Company’s stockholders approved the filing of an amendment to Article IV, Section 1 of the Company’s Fifth Amended and Restated Certificate of Incorporation increasing the number of shares of common stock authorized for issuance by 35,000,000 shares from 50,000,000 to 85,000,000. The total number of shares of preferred stock and common stock authorized for issuance under the Fifth Amended and Restated Certificate of Incorporation is 5,000,000 and 85,000,000, respectively.

The Company has evaluated subsequent events occurring through August 7, 2009, the date on which this Quarterly Report on Form 10-Q was issued.

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

To date, we have generated no revenue from the sale of products, and we have incurred net losses in each year since our inception. As of June 30, 2009, we had a deficit accumulated during the development stage of $118.3 million. We expect our losses to continue and to increase as we continue our development activities and expand our commercialization activities. We have financed our operations primarily through public and private placement of our equity securities and issuance of debt.

Financial Overview

Revenue

To date, we have not commercialized any products and we have not generated any revenue. We do not expect to generate revenue until 2011 and then, only if we receive FDA approval of our Maestro System. Any revenue from initial sales of a new product is difficult to predict and in any event will only modestly reduce our continued and increasing losses resulting from our research and development and other activities.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development and clinical and regulatory expenses, incurred in the development of our Maestro System. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. From inception through June 30, 2009, we have incurred a total of $83.9 million in research and development expenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, market development and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, and accounting services, cash management fees, consulting fees and travel expenses. From inception through June 30, 2009, we have incurred $27.4 million in selling, general and administrative expenses.

Results of Operations

Comparison of the Three Months Ended June 30, 2009 and 2008

Research and Development Expenses. Research and development expenses were $4.1 million for the three months ended June 30, 2009, compared to $8.9 million for the three months ended June 30, 2008. The decrease of $4.8 million, or 54.4%, is primarily due to decreases of $3.3 million, $989,000, and $391,000 in professional services, device costs, and compensation expense, respectively. Professional services and device cost decreases are driven by the completion of enrollment and implants in our EMPOWER clinical study during 2008. We are currently incurring costs related to follow-up visits, which are less expensive than the cost of the implantation procedure, and do not require us to incur new device costs. The reduction in compensation expense is the result of a reduction-in-force completed December 1, 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.2 million for the three months ended June 30, 2009, compared to $2.3 million for the three months ended June 30, 2008. The decrease of $146,000, or 6.3%, is primarily due to a decrease in professional services, including decreases of $70,000 in legal fees and $60,000 in general consulting services including the conversion of consultants to employees.

Interest Income. Interest income was $24,000 for the three months ended June 30, 2009, compared to $286,000 for the three months ended June 30, 2008. The decrease of $262,000, or 91.6%, is primarily due to a decrease in the short-term interest rate environment and a decrease in the average cash, cash equivalents and short-term investment balance from $43.2 million during the second quarter of 2008 to $36.3 million during the second quarter of 2009. The decreased average cash, cash equivalents and short-term investments balance is the result of $37.4 million in net cash used in operating and investing activities from January 1, 2008 through June 30, 2009, offset by $15.0 million of debt funding received in November 2008, of which we received net proceeds of $7.1 million after transaction expenses, facility charges and existing debt pay off, $15.1 million of net private placement proceeds received February 24, 2009, and $5.0 million of additional debt funding received in April 2009.

Interest Expense. Interest expense was $874,000 for the three months ended June 30, 2009, compared to $389,000 for the three months ended June 30, 2008. The increase of $485,000, or 124.5%, was primarily the result of entering into a $20.0 million debt facility, of which $15.0 million was funded in November 2008 that resulted in net proceeds of $7.1 million after transaction expenses, facility charges and existing debt pay off and the funding of the remaining $5.0 million in April 2009. The effective rates on the $15.0 million and $5.0 million debt fundings are approximately 19% and 22%, respectively, compared to the old debt facility containing several outstanding loans with effective interest rates primarily ranging from approximately 15% to 17%.

Change in Value of Warrant Liability. The change in value of warrant liability was $3.3 million for the three months ended June 30, 2009, compared to zero for the three months ended June 30, 2008. This is the result of adopting EITF 07-5 on January 1, 2009, which resulted in warrants issued November 2008 with a recorded value of $1.4 million on December 31, 2008 being reclassified from equity to a liability. The fair market value of the 1,779,372 warrants, with a weighted-average exercise price of $1.24, was $5.7 million as of June 30, 2009. The fair market value was calculated using the Black-Scholes valuation model, which resulted in a $3.3 million increase for the three months ended June 30, 2009. The increase was primarily the result of our stock price increasing from a closing price of $1.36 on March 31, 2009 to $3.33 on June 30, 2009.

Comparison of the Six Months Ended June 30, 2009 and 2008

Research and Development Expenses. Research and development expenses were $7.9 million for the six months ended June 30, 2009, compared to $15.1 million for the six months ended June 30, 2008. The decrease of $7.2 million, or 48.0%, is primarily due to decreases of $4.6 million, $1.7 million and $548,000 in professional services, device costs and compensation expense, respectively. Professional services and device cost decreases are driven by the completion of enrollment and implants in our EMPOWER clinical study during 2008. We are currently incurring costs related to follow-up visits, which are less expensive than the cost of the implantation procedure, and do not require us to incur new device costs. The reduction in compensation expense is the result of a reduction-in-force completed December 1, 2008. The reduction-in-force also resulted in a decrease of $177,000 in employee stock-based compensation expense compared to the six months ended June 30, 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.1 million for the six months ended June 30, 2009, compared to $4.6 million for the six months ended June 30, 2008. The decrease of $572,000, or 12.3%, is primarily due to a decrease of $534,000 in professional services. The decrease in professional services is made up of decreases of $186,000 in legal fees, $134,000 in reduced marketing and public relations activity and $203,000 in other general consulting services, including the conversion of consultants to employees.

Interest Income. Interest income was $72,000 for the six months ended June 30, 2009, compared to $782,000 for the six months ended June 30, 2008. The decrease of $709,000, or 90.8%, is primarily due to a decrease in short-term interest rates and a reduction in total cash available to invest. The average cash, cash equivalents and short-term investment balance was $33.3 million and $47.8 million for the six months ended June 30, 2009 and 2008, respectively. The decreased average cash, cash equivalents and short-term investments balance is the result of $37.4 million in net cash used in operating and investing activities from January 1, 2008 through June 30, 2009, offset by $15.0 million of debt funding received in November 2008, of which we received net proceeds of $7.1 million after transaction expenses, facility charges and existing debt pay off, $15.1 million of net private placement proceeds received February 24, 2009, and $5.0 million of additional debt funding received in April 2009.

Interest Expense. Interest expense was $1.6 million for the six months ended June 30, 2009, compared to $836,000 for the six months ended June 30, 2008. The increase of $716,000, or 85.7%, was primarily the result of entering into a $20.0 million debt facility, of which $15.0 million was funded in November 2008 that resulted in net proceeds of $7.1 million after transaction expenses, facility charges and existing debt pay off and the funding of the remaining $5.0 million in April 2009. The effective rates on the $15.0 million and $5.0 million debt fundings are approximately 19% and 22%, respectively, compared to the old debt facility containing several outstanding loans with effective interest rates primarily ranging from approximately 15% to 17%.

Change in Value of Warrant Liability. The change in value of warrant liability was $3.6 million for the six months ended June 30, 2009, compared to zero for the six months ended June 30, 2008. This is the result of adopting EITF 07-5 on January 1, 2009, which resulted in warrants issued November 2008 with a recorded value of $1.4 million on December 31, 2008 being reclassified from equity to a liability. The fair market value of the 1,779,372 warrants, with a weighted-average exercise price of $1.24, was $5.7 million as of June 30, 2009. The fair market value was calculated using the Black-Scholes valuation model, which resulted in a $3.6 million increase for the six months ended June 30, 2009. The increase was primarily the result of our stock price increasing from a closing price of $1.46 on January 1, 2009 to $3.33 on June 30, 2009.

Liquidity and Capital Resources

We have incurred losses since our inception in December 2002 and, as of June 30, 2009 we had a deficit accumulated during the development stage of $118.3 million. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments. Prior to our initial public offering (IPO) in November 2007, we had received net proceeds of $63.2 million from the sale of common stock and preferred stock and $30.8 million in debt financing, $746,000 to finance equipment purchases and $30.0 million to finance working capital. Through our IPO we received net proceeds of $39.1 million after expenses and underwriters’ discounts and commissions and including the partial exercise of the underwriters’ over-allotment option. In November 2008, we entered into a $20.0 million working capital debt facility, replacing the existing debt financing. We received net proceeds of $7.1 million from the first draw of $15.0 million after transaction expenses, facility charges and existing debt pay off. The debt facility provided that the additional $5.0 million draw was to be available and automatically fund under the terms of the loan agreement if and when the trading price of our common stock on the NASDAQ Global Market met or exceeded a target amount on or before June 30, 2009. The Company’s trading price achieved this target and therefore, on April 28, 2009, the automatic funding of the additional $5.0 million was made to the Company under the debt facility. The $5.0 million loan requires monthly interest-only payments through June 30, 2009 at an annual percentage rate of 12.0% followed by 30 equal principal and interest installments beginning July 1, 2009 at an annual percentage rate of 11.0%. A final payment fee of $250,000 is due December 1, 2011, the maturity date. In conjunction with the funding, the Company issued 296,763 common stock warrants with an exercise price of $1.668 per share and a ten year life. The warrants give the Lender the option to purchase either (i) shares of the Company’s common stock with a per share exercise price equal to $1.668, or (ii) shares of the Company’s stock (including common stock) issued in an equity financing that occurs after the warrant issue date and on or before May 18, 2010 at the per share price of the stock sold in the financing. On February 24, 2009, we completed the sale of 13,110,393 shares of our common stock, together with warrants to purchase an aggregate of 6,555,197 shares of our common stock, in a private placement transaction with several accredited investors. We received gross proceeds of $15.9 million less a placement agent fee of $617,000 and certain other expenses.

As of June 30, 2009, we had $34.8 million in cash, cash equivalents and short-term investments. Of this amount $29.3 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.

The fair value of our short-term investment holdings are based on security prices from one or multiple industry established pricing sources. Examples of these pricing sources are Bloomberg, Interactive Data Corporation, Reuters, JJ Kenny, and Merrill Lynch. Each pricing source uses a different confidential method for pricing securities using various inputs, such as interest rates, known historical trades, yield curve information, benchmark data, prepayment speeds, credit quality, or broker/dealer quotes. Management regularly reviews the pricing methodology used by our third party asset managers to ensure consistency of the fair-value determination with Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, and proper classification of the underlying assets and liabilities within that standard’s fair-value hierarchy. We also review each of our short-term investment positions and assess whether there is any other-than temporary impairment as well as the reasonableness of the fair market values being reported. Based on our review of short-term investments held at June 30, 2009, there were no indicators of other-than temporary impairment present.

The remaining unpaid balance of the $20.0 million in debt financing as of June 30, 2009 is collateralized by a first security priority lien on all of our assets, excluding intellectual property. We have entered into account control agreements in order to perfect the lender’s first security interest in our cash and investment accounts. In the event we have less than five remaining months of liquidity, we are required to grant a temporary lien on our intellectual property. The number of remaining months of liquidity is calculated by dividing cash and cash equivalents as of the end of any particular month by the sum of our total operating expenses for each of the immediately preceding five months. The debt financing agreement also requires us to (1) maintain a cash and cash equivalents balance that exceeds our aggregate operating expenses for the most recent five calendar month period ending prior to the determination date and (2) secure aggregate net proceeds of at least $20.0 million by January 9, 2010 from new capital transactions, of which $10.0 million is required by June 30, 2009. On February 24, 2009, we completed a private placement transaction with several accredited investors, receiving gross proceeds of $15.9 million less a placement agent fee of $617,000 and certain other expenses. The date by which we are required to secure the remaining aggregate net proceeds under the capital covenant may be extended upon the achievement of certain milestones defined in the debt financing agreement. There are no additional liquidity covenants that we are required to maintain under the terms of our debt financing agreements.

Net Cash Used in Operating Activities

Net cash used in operating activities was $11.5 million and $15.7 million for the six months ended June 30, 2009 and 2008, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was partially offset by depreciation and amortization, change in value of warrant liability, stock-based compensation and changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $4.9 million and $4.7 million for the six months ended June 30, 2009 and 2008, respectively. Net cash provided by investing activities is primarily related to the proceeds from the maturity of short-term investments partially offset by the purchase of short-term investments and, to a lesser extent, the purchase of property and equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $20.1 million for the six months ended June 30, 2009 compared to net cash used in financing activities of $2.7 million for the six months ended June 30, 2008. Net cash provided by financing activities for the six months ended June 30, 2009 is primarily attributable to the completion of a private placement transaction that resulted in gross proceeds of $15.9 million for the issuance of common stock and common stock warrants, offset by $806,000 in financing costs incurred through June 30, 2009 and debt funding proceeds of $5.0 million automatically funded on April 28, 2009 per the terms of the $20.0 million debt facility we entered into on November 18, 2008. Net cash used in financing activities for the six months ended June 30, 2008 is primarily attributable to the repayments of long-term debt.

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

Contractual Obligations

During the six months ended June 30, 2009, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2008, other than the funding of a $5.0 million term loan on April 28, 2009 as discussed in Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The following table summarizes our contractual obligations as of June 30, 2009 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$1,719,977	$238,362	$542,078	$571,340	$368,197
Long-term debt, including interest	24,011,937	9,204,775	14,807,162	—	—
Other long-term liabilities	50,000	50,000	—	—	—

Total contractual cash obligations	$25,781,914	$9,493,137	$15,349,240	$571,340	$368,197

The table above reflects only payment obligations that are fixed and determinable. Our operating lease commitments relate to our corporate headquarters in St. Paul, Minnesota. Other long-term liabilities consist of obligations required under the terms of our license agreements with the Mayo Foundation for Medical Education and Research (Mayo Foundation).

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements.

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

In April 2009, FASB issued FASB Staff Position FAS 157-4 (FSP 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which amended SFAS 157 to define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date. FSP 157-4 is effective for us during the quarter ended June 30, 2009. The adoption of FSP 157-4 did not have a material impact on the consolidated financial statements.

In May 2008, FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. In June 2009, FASB approved the FASB Accounting Standards Codification (the Codification) as the single source of authoritative, nongovernmental accounting principles generally accepted in the United States of America (GAAP), excluding the guidance issued by the Securities and Exchange Commission (SEC). FASB approved an Exposure Draft that replaced SFAS 162 and modified GAAP by establishing only two levels of GAAP, authoritative and nonauthoritative. This was accomplished by authorizing the Codification to become the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We do not expect the Codification to have a material impact on our consolidated financial statements.

In April 2009, FASB issued FASB Staff Position FAS 107-1 (FSP 107-1) and Accounting Principles Board Opinion No. 28-1 (APB 28-1), Interim Disclosures about Fair Value of Financial Instruments, which expands the fair value disclosures required for all financial instruments within the scope of Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods for publicly traded entities. FSP 107-1 also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods. FSP 107-1 is effective for us during the quarter ended June 30, 2009. The adoption of FSP 107-1 did not have a material impact on the consolidated financial statements.

In May 2009, FASB issued Statement of Financial Accounting Standards No. 165 (SFAS 165), Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for us during the quarter ended June 30, 2009. The adoption of SFAS 165 did not have a material impact on the consolidated financial statements.

There have been no other significant changes in recent accounting pronouncements during the six months ended June 30, 2009 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and short-term investments. As of June 30, 2009, we had $34.8 million in cash, cash equivalents and short-term investments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of June 30, 2009 our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the six months ended June 30, 2009 to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Management has broad discretion over the uses of the proceeds of the initial public offering. As of June 30, 2009, approximately $8.0 million of the aggregate net proceeds from our initial public offering remained invested in a variety of interest bearing instruments, including obligations of U.S. government agencies and money market funds or in operating cash accounts.

Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2009 Annual Meeting of Stockholders (Annual Meeting) was held on May 6, 2009 in Minneapolis, Minnesota. At the Annual Meeting, our stockholders voted on the following matters set forth in our Proxy Statement, which was filed with the SEC pursuant to Regulation 14A of the Exchange Act and mailed to stockholders on April 6, 2009:

Proposal 1 – Election of three Class II directors to hold office until the 2012 Annual Meeting and until the director’s successor is elected and has qualified, or, if sooner, until the director’s death, resignation or removal.

Based on the following results of voting, each of the Class II directors was re-elected:

NOMINEE	FOR	WITHHELD
Luke Evnin, Ph.D.	17,958,825	1,094,053
Bobby I. Griffin.	19,015,537	37,341
Paul H. Klingenstein	19,015,542	37,336

Election of one Class II director to hold office until the 2011 Annual Meeting and until the director’s successor is elected and has qualified, or, if sooner, until the director’s death, resignation or removal.

Based on the following results of voting, the Class II director was re-elected and will become a Class I director, filling the vacancy resulting from the resignation of Ellen Koskinas:

NOMINEE	FOR	WITHHELD
Jon T. Tremmel	19,015,537	37,341

Proposal 2 – Amendment to the EnteroMedics Inc. 2003 Stock Incentive Plan (the Plan), to increase the number of shares authorized for issuance under the Plan by 3,000,000 shares, from 3,901,103 shares to 6,901,103 shares.

Based on the following results of voting, an increase to the number of shares authorized for issuance under the Plan was approved:

FOR	AGAINST
16,842,550	292,859

At a Special Meeting of Stockholders held on July 2, 2009 in St. Paul, Minnesota our stockholders voted on the following matter set forth in our Proxy Statement, which was filed with the SEC pursuant to Regulation 14A of the Exchange Act and mailed to stockholders on June 1, 2009:

Amend Article IV, Section 1 of the Company’s Fifth Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance by 35 million shares from 50 million to 85 million.

Based on the following results of voting, an increase to the number of shares of common stock authorized for issuance was approved:

FOR	AGAINST
23,272,029	119,533

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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
Greg S. Lea
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 7, 2009

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed on November 9, 2007 (File No. 333-143265)).

3.2*	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Company, dated as of July 2, 2009.

3.3	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

4.1	Specimen certificate for shares of common stock (Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on August 14, 2007 (File No. 333-143265)).

4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 6, 2006, by and between the Company and the parties named therein. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.1*	Consulting agreement, dated June 1, 2009, by and between the Company and Nicholas L. Teti, Jr.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith