Form 10-Q
period 2009-09-30
EnteroMedics Inc
filed 2009-11-16
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, 37,374,404 shares of the registrant’s Common Stock were outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 and for the period from December 19, 2002 (inception) through September 30, 2009	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and for the period from December 19, 2002 (inception) through September 30, 2009	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4T.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

SIGNATURES		19

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

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$27,051,733	$21,055,108
Short-term investments available for sale	—	5,239,892
Interest receivable	—	57,965
Other receivables	—	19,308
Prepaid expenses and other current assets	340,945	421,817

Total current assets	27,392,678	26,794,090
Property and equipment, net	1,054,205	1,263,903
Other assets	191,918	220,907

Total assets	$28,638,801	$28,278,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$7,549,445	$2,674,597
Accounts payable	210,296	163,377
Accrued expenses	2,873,836	2,862,102
Accrued interest payable	452,483	177,869

Total current liabilities	11,086,060	5,877,945
Notes payable, less current portion (net discounts of $1,245,096 and $1,329,592 at September 30, 2009 and December 31, 2008, respectively)	9,449,905	10,995,811
Common stock warrant liability	4,748,474	—

Total liabilities	25,284,439	16,873,756

Stockholders’ equity:
Common stock, $0.01 par value 85,000,000 and 50,000,000 shares authorized at September 30, 2009 and December 31, 2008, respectively; 30,805,338 and 16,899,935 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	308,053	168,999
Additional paid-in capital	133,530,454	112,552,256
Deferred compensation	(6,667)	(21,667)
Accumulated other comprehensive income	—	12,988
Deficit accumulated during development stage	(130,477,478)	(101,307,432)

Total stockholders’ equity	3,354,362	11,405,144

Total liabilities and stockholders’ equity	$28,638,801	$28,278,900

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from December 19, 2002 (inception) to September 30, 2009
	2009	2008	2009	2008
Operating expenses:
Research and development	$4,563,666	$8,192,624	$12,420,013	$23,286,790	$88,448,746
Selling, general and administrative	2,702,147	1,869,094	6,777,061	6,516,088	30,052,828

Total operating expenses	7,265,813	10,061,718	19,197,074	29,802,878	118,501,574

Other income (expense):
Interest income	6,970	205,047	79,241	986,777	4,018,311
Interest expense	(918,032)	(347,291)	(2,469,564)	(1,182,837)	(7,946,769)
Change in value of warrant liability	(3,829,130)	—	(7,426,785)	—	(7,781,692)
Other, net	(1,918)	4,258	(24,896)	(53,360)	(134,786)

Net loss	$(12,007,923)	$(10,199,704)	$(29,039,078)	$(30,052,298)	$(130,346,510)

Net loss per share—basic and diluted	$(0.40)	$(0.61)	$(1.06)	$(1.79)

Shares used to compute basic and diluted net loss per share	30,063,997	16,854,336	27,445,231	16,821,217

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,		Period from December 19, 2002 (inception) to September 30, 2009
	2009	2008
Cash flows from operating activities:
Net loss	$(29,039,078)	$(30,052,298)	$(130,346,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	319,983	402,675	1,475,939
Loss on sale of equipment	2,645	4,186	18,230
Employee stock-based compensation	2,302,875	2,037,073	5,882,074
Nonemployee stock-based compensation	368,299	(122,910)	3,356,053
Amortization of commitment fees, debt issuance costs and original issue discount	682,645	274,651	2,455,727
Amortization of short-term investment premium or discount	904	8,822	(308,051)
Change in value of warrant liability	7,426,785	—	7,781,692
Change in operating assets and liabilities:
Interest receivable	57,965	6,623	—
Other receivables	19,308	3,899	—
Prepaid expenses and other current assets	80,872	163,100	(340,945)
Other assets	(27,015)	(70,000)	(27,015)
Accounts payable	101,019	166,602	218,327
Accrued expenses	11,734	3,018,669	2,873,836
Accrued interest payable	274,614	—	618,305

Net cash used in operating activities	(17,416,445)	(24,158,908)	(106,342,338)

Cash flows from investing activities:
Purchases of short-term investments available for sale	—	(9,127,233)	(14,882,233)
Maturities of short-term investments available for sale	5,226,000	5,122,790	14,854,414
Purchases of short-term investments held-to-maturity	—	(1,185,838)	(22,414,130)
Maturities of short-term investments held-to-maturity	—	4,450,000	22,750,000
Purchases of property and equipment	(167,030)	(194,882)	(2,556,405)

Net cash provided by (used in) investing activities	5,058,970	(935,163)	(2,248,354)

Cash flows from financing activities:
Proceeds from stock options exercised	19,801	48,248	159,441
Proceeds from warrants issued	819,400	—	835,057
Proceeds from warrants exercised	—	—	187,652
Proceeds from sale of common stock, net of underwriting fees of $3,074,315	—	—	40,874,977
Proceeds from sale of common stock in private placement financing	15,076,952	—	15,076,952
Common stock financing costs	(806,499)	—	(2,559,162)
Payment to shareholders for fractional shares upon reverse stock split	—	—	(355)
Proceeds from sale of Series A convertible preferred stock	—	—	1,803,348
Proceeds from sale of Series B convertible preferred stock	—	—	15,300,002
Series B convertible preferred stock financing costs	—	—	(111,079)
Proceeds from sale of Series C convertible preferred stock	—	—	40,825,003
Series C convertible preferred stock financing costs	—	—	(1,486,904)
Proceeds from convertible notes payable	—	—	6,814,846
Proceeds from notes payable	5,000,000	—	35,831,121
Repayments on notes payable	(1,755,554)	(4,085,117)	(17,586,675)
Debt issuance costs	—	—	(321,799)

Net cash provided by (used in) financing activities	18,354,100	(4,036,869)	135,642,425

Net increase (decrease) in cash and cash equivalents	5,996,625	(29,130,940)	27,051,733
Cash and cash equivalents:
Beginning of period	21,055,108	48,732,309	—

End of period	$27,051,733	$19,601,369	$27,051,733

Supplemental disclosure:
Interest paid	$1,512,307	$873,952	$4,872,738
Noncash investing and financing activities:
Cancellation of Alpha Medical, Inc. Series A convertible preferred stock and common stock	$—	$—	$(661,674)
Issuance of Beta Medical, Inc. Series A convertible preferred stock in exchange for Alpha Medical, Inc. Series A convertible preferred stock and common stock	—	—	661,674
Value of warrants issued with debt	542,144	—	2,907,676
Value of warrants issued for debt commitment	—	—	636,250
Value of warrants issued with Series C financing	—	—	735,438
Value of warrants issued with private placement financing	154,525	—	154,525
Cashless exercise of warrants	4,750,126	—	4,750,126
Conversion of notes payable to Series B convertible preferred shares	—	—	1,564,843
Conversion of interest payable to Series B convertible preferred shares	—	—	34,809
Conversion of notes payable to Series C convertible preferred shares	—	—	5,250,003
Conversion of interest payable to Series C convertible preferred shares	—	—	131,013
Options issued for deferred compensation	—	—	10,898
Common stock issued to Mayo Foundation and for deferred compensation	—	—	1,770,904
Reclassifications of stock warrant liability	1,529,670	—	2,620,015
Conversion of convertible preferred stock to common stock	—	—	103,138

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

Since inception, the Company has incurred losses through September 30, 2009 totaling approximately $130.3 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. The Company may need to obtain additional financing and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. The difference from reported net loss for the three and nine months ended September 30, 2009 related entirely to the maturity of short-term investments and the realization of net unrealized gains on those short-term investments.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair value of the Company’s long-term debt is approximately $18,201,000 as of September 30, 2009 based on the present value of estimated future cash flows using a discount rate commensurate with borrowing rates available to the Company.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(12,007,923)	$(10,199,704)	$(29,039,078)	$(30,052,298)

Denominator for historical basic and diluted net loss per share:
Weighted-average common shares outstanding	30,063,997	16,854,336	27,445,231	16,821,217
Weighted-average unvested common shares subject to repurchase	—	—	—	—

Denominator for net loss per common share—basic and diluted	30,063,997	16,854,336	27,445,231	16,821,217

Net loss per share—basic and diluted	$(0.40)	$(0.61)	$(1.06)	$(1.79)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30,
	2009	2008
Stock options outstanding	5,516,177	3,052,607
Warrants to purchase common stock	8,279,524	683,235

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (ASC or the Codification) as the single source of authoritative, nongovernmental accounting principles generally accepted in the United States of America (GAAP), excluding the guidance issued by the Securities and Exchange Commission (SEC). FASB approved an Exposure Draft that replaced SFAS 162 and modified GAAP by establishing only two levels of GAAP, authoritative and nonauthoritative. This was accomplished by authorizing the Codification to become the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is effective for the Company during the quarter ended September 30, 2009. The adoption of the Codification did not have a material impact on the consolidated financial statements.

In June 2008, FASB issued ASC subtopic 815-40 (ASC 815-40), Derivatives and Hedging: Contracts in Entity’s Own Equity, or Emerging Issues Task Force No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. ASC 815-40 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815, Derivatives and Hedging, or Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company adopted ASC 815-40 on January 1, 2009 and assessed any outstanding equity-linked financial instruments. The Company concluded that effective January 1, 2009 warrants issued November 2008 with a recorded value of $1.4 million on December 31, 2008 were to be reclassified from equity to a liability. The cumulative effect of the change in accounting principle on January 1, 2009 was a $130,968 increase to the deficit accumulated during development stage.

There have been no other significant changes in recent accounting pronouncements during the nine months ended September 30, 2009 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(2)	Commitments

Operating Lease

The Company rents its office, warehouse and laboratory facilities under an operating lease, which expires on September 30, 2015. At September 30, 2009, future minimum payments under the lease are as follows:

Years ending December 31:
Remaining three months in 2009	$59,884
2010	247,951
2011	274,564
2012	280,055
2013	285,656
2014	291,369
2015	221,788

$1,661,267

(3)	Notes Payable

On November 18, 2008 the Company entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank (SVB), Western Technology Investment (WTI) and Horizon Technology Management LLC (Horizon and, collectively with SVB and WTI, the Lenders), in an aggregate principal amount of up to $20.0 million with 11.0% warrant coverage. On November 21, 2008, SVB and WTI each funded a Term Loan in the aggregate principal amount of $10.0 million and $5.0 million, respectively. The additional $5.0 million Term Loan was automatically funded by Horizon on April 28, 2009 when the trading price of the Company’s common stock on the NASDAQ Global Market exceeded a target amount specified in the Loan Agreement. The $5.0 million loan required monthly interest-only payments through June 30, 2009 at an annual percentage rate of 12.0% followed by 30 equal principal and interest installments beginning July 1, 2009 at an annual percentage rate of 11.0%. A final payment fee of $250,000 is due December 1, 2011, the maturity date. In conjunction with the funding, the Company issued 296,763 common stock warrants with an exercise price of $1.668 per share and a ten year life to Horizon. The warrants give Horizon the option to purchase either (i) shares of our common stock with a per share exercise price equal to $1.668, or (ii) shares of our stock (including common stock) issued in an equity financing that occurs after the warrant issue date and on or before May 18, 2010 at the per share price of the stock sold in the financing.

On September 29, 2009, SVB completed a cashless exercise of the warrants issued to them as part of the Loan Agreement. SVB held a total of 956,522 common stock warrants with an exercise price of $1.15 per share. The cashless exercise of the warrants resulted in the Company issuing 752,818 shares of its common stock. The related warrant liability was marked-to-market to $4.8 million from $3.0 million on the date of exercise and reclassified to equity.

Scheduled debt principal payments are as follows as of September 30, 2009:

Years Ending December 31:
Remaining three months in 2009	$1,810,576
2010	7,761,313
2011	8,672,557

18,244,446
Less: Original issue discount	(1,245,096)

Notes payable, net	$16,999,350

(4)	Stock-based Compensation

The provisions of Accounting Standards Codification 718, Compensation – Stock Compensation, or Statement of Financial Accounting Standards No. 123R, Share-Based Payment, are applied to all share-based payment awards issued to employees and where appropriate, nonemployees, unless another source of literature applies. When determining the measurement date of a nonemployee’s share-based payment award, the Company follows Accounting Standards Codification subtopic 505-50, Equity: Equity-based Payments to Non-Employees, or Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, which requires measuring the stock options at fair value and remeasuring such stock options to the current fair value until the performance date has been reached.

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Company’s 2003 Stock Incentive Plan for the three and nine months ended September 30, 2009 and 2008 was allocated to operating expenses as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Research and development	$387,318	$154,826	$760,768	$665,155
Selling, general and administrative	928,809	419,105	1,910,406	1,249,008

Total	$1,316,127	$573,931	$2,671,174	$1,914,163

As of September 30, 2009 there was $9,084,917 of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted-average period of 3.09 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three and nine months ended September 30, 2009 and 2008:

	Employees		Employees
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Risk-free interest rates	2.73%	4.01%	1.90%-2.99%	3.49%-4.01%
Expected life	6.25 years	6.25 years	6.00 - 6.25 years	5.00 - 6.25 years
Expected dividends	0%	0%	0%	0%
Expected volatility	97.00%	67.75%	88.10%-99.00%	67.63%-69.38%

	Nonemployees		Nonemployees
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Risk-free interest rates	3.24%-3.64%	3.83%	2.68%-3.64%	3.43%-3.98%
Expected life	6.00 - 9.98 years	10 years	6.00 - 9.98 years	10 years
Expected dividends	0%	0%	0%	0%
Expected volatility	100.50%-108.10%	72.88%	99.70%-108.10%	72.88%-75.25%

Option activity under the Plan for the nine months ended September 30, 2009 was as follows:

	Shares Available For Grant	Outstanding Options
		Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2008	851,236	2,797,178	$4.80
Shares reserved	3,000,000	—	—
Options granted	(2,886,200)	2,886,200	3.25
Options exercised	—	(42,192)	0.47
Options cancelled	125,009	(125,009)	5.26

Balance, September 30, 2009	1,090,045	5,516,177	$4.01

(5)	Stock Purchase

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

(6)	Subsequent Events

On October 2, 2009, WTI completed a cashless exercise of the warrants issued to them as part of the Loan Agreement entered into on November 18, 2008. WTI held a total of 478,261 common stock warrants with an exercise price of $1.15 per share. The cashless exercise of the warrants resulted in the Company issuing 355,493 shares of its common stock. The related warrant liability was marked-to-market on the date of exercise and reclassified to equity. This resulted in a $2.0 million decrease in the fair value of the warrants. WTI also completed a cashless exercise of an additional 149,949 common stock warrants with an exercise price of $3.94 per share. The cashless exercise of the warrants resulted in the Company issuing 17,974 shares of its common stock.

On October 2, 2009, the Company announced preliminary results from its EMPOWER trial indicating that based on an initial analysis, the study did not meet its primary and secondary efficacy endpoints. The Company also announced that there were no therapy-related serious adverse events reported during the study. As announced on November 12, 2009, the ongoing detailed review suggests that vagal blocking therapy may promote safe and effective weight loss as an adjunct to behavioral support, diet and exercise in morbidly obese patients. The review further suggests that these effects were evident in both the treatment and control arms. The Company is continuing a comprehensive analysis of all clinical, statistical, and engineering data to understand this finding. Based on the analysis to date, the control arm of the trial, which was intended to be inactive, apparently provided a low-intensity blocking signal that introduced VBLOC therapy in human subjects.

On October 2, 2009, the Company entered into a securities purchase agreement with certain institutional investors for the sale of 6,161,068 shares of its common stock in a registered direct offering (the Offering), at a purchase price of $0.80 per share. On October 7, 2009, the Company completed the final closing of the Offering receiving gross proceeds of $4.9 million before deducting estimated offering expenses.

As a result of the Offering completed on October 7, 2009, the exercise price of 47,826 and 296,763 common stock warrants held by Horizon, was adjusted from $1.15 to $0.80 per share and from $1.668 to $0.80 per share, respectively, resulting in the issuance of 342,911 additional common stock warrants to Horizon.

On October 27, 2009, the Company implemented a plan to reduce its workforce and operating costs in order to preserve capital and streamline its operations following the announcement of top-line results from its pivotal EMPOWER study on October 2, 2009. The reduction in force will lower the number of employees by 40%, to a total of 33, by November 15, 2009. The reduction in force is expected to result in approximately $3.2 million in reduced operating expenses in 2010. The Company expects to incur a charge of approximately $0.5 million related to the workforce reduction in the fourth quarter of 2009.

The Company has evaluated subsequent events occurring through November 16, 2009, the date on which this Quarterly Report on Form 10-Q was issued.

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

We completed enrollment and implantation of patients in our first U.S. pivotal trial, the EMPOWER trial during 2008. On October 2, 2009, we announced that the study did not meet its primary and secondary efficacy endpoints, as results in the control and treatment arms were statistically indistinguishable, while achieving all of its safety endpoints. As announced on November 12, 2009, the ongoing detailed review suggests that vagal blocking therapy may promote safe and effective weight loss as an adjunct to behavioral support, diet and exercise in morbidly obese patients. The review further suggests that these effects were evident in both the treatment and control arms. We are continuing a comprehensive analysis of all clinical, statistical, and engineering data to understand this finding. Based on the analysis to date, the control arm of the trial, which was intended to be inactive, apparently provided a low-intensity blocking signal that introduced VBLOC therapy in human subjects.

On November 12, 2009 we also announced the following EMPOWER study findings:

•	The EMPOWER study met all of its safety goals, including the finding that there were no therapy-related serious adverse events reported across the entire study population;

•

Patients who met or exceeded the prescribed nine hours of daily device use (n=128, 51% of evaluated patients) averaged 10.9 hours of daily use and experienced an average excess weight loss (EWL) of 23.1% from implant by BMI method (18.3% from treatment initiation by Met Life method) in the treatment arm and 22.6% (BMI) from implant, (17.8% from initiation, Met Life) in the control arm at 12 months;

•

Patients that did not meet the prescribed nine hours of daily device use (n=125) averaged 6.9 hours of daily use and experienced a mean EWL of 10.5% (BMI) from implant in the treatment arm (6.4% from initiation, Met Life) and 8.6% (BMI) in the control arm (4.6% from initiation, Met Life) at 12 months;

•

For all patients (n=253), the average EWL at 12 months was 16.6% EWL (BMI) from implant (12.1% from initiation, MetLife) for the treatment arm and 16.4% EWL (BMI) from implant (12.0% from initiation, MetLife) for the control arm; and

•

For those patients with a diagnosis of hypertension (n=110), a statistically significant reduction of systolic and diastolic blood pressure from baseline was observed, a result that will require follow-up study.

On October 27, 2009 we began taking steps to preserve capital and streamline operations while we analyze the EMPOWER trial results. This resulted in a reduction in force that lowered the number of employees by 40%, to a total of 33, by November 15, 2009. We expect to incur a charge of approximately $0.5 million related to the workforce reduction in the fourth quarter of 2009. We are continuing to evaluate the results of the EMPOWER trial and are taking steps to discuss the outcome of this study with the FDA to determine the appropriate regulatory path forward for the Maestro System as a treatment for morbid obesity.

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

We obtained CE marking approval for sale of the Maestro RF System in the European Union on March 4, 2009. The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for our Maestro System (which falls into Class III), the method involved a combination of self-assessment by the manufacturer of the safety and performance of the device, and a third-party assessment by a Notified Body, usually of the design of the device and of the manufacturer’s quality system. We used KEMA in the Netherlands as the Notified Body for our CE marking approval process.

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

To date, we have generated no revenue from the sale of products, and we have incurred net losses in each year since our inception. As of September 30, 2009, we had a deficit accumulated during the development stage of $130.3 million. We expect our losses to continue and to increase as we continue our development activities and eventually expand our commercialization activities. We have financed our operations primarily through public and private placement of our equity securities and issuance of debt.

Financial Overview

Revenue

To date, we have not commercialized any products and we have not generated any revenue. We do not expect to generate revenue in the United States unless we receive FDA approval of our Maestro System. Any revenue from initial sales of a new product is difficult to predict and in any event will only modestly reduce our continued and increasing losses resulting from our research and development and other activities.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development and clinical and regulatory expenses, incurred in the development of our Maestro System. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. From inception through September 30, 2009, we have incurred a total of $88.4 million in research and development expenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, market development and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, and accounting services, cash management fees, consulting fees and travel expenses. From inception through September 30, 2009, we have incurred $30.1 million in selling, general and administrative expenses.

Results of Operations

Comparison of the Three Months Ended September 30, 2009 and 2008

Research and Development Expenses. Research and development expenses were $4.6 million for the three months ended September 30, 2009, compared to $8.2 million for the three months ended September 30, 2008. The decrease of $3.6 million, or 44.3%, is primarily due to decreases of $2.8 million, $525,000, and $304,000 in professional services, compensation expense, and travel, respectively. Professional services and travel is driven by the completion of enrollment and implants in our EMPOWER clinical study during 2008. We are currently incurring costs related to follow-up visits, which are less expensive than the cost of the implantation procedure, and do not require us to incur new device costs. The reduction in compensation expense is the result of a reduction-in-force completed December 1, 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.7 million for the three months ended September 30, 2009, compared to $1.9 million for the three months ended September 30, 2008. The increase of $833,000, or 44.6%, is primarily due to increases of $510,000 and $356,000 in stock-based compensation and professional services, respectively. The increase in stock-based compensation is primarily due to options granted to employees on June 22, 2009 resulting in $152,600 in additional expense and stock options granted to consultants resulting in $255,000 in additional expense. The increase in professional services is the result of $208,000 for commercialization activity in anticipation of the unblinding of the EMPOWER trial and increases of $88,000 in legal fees and $57,000 in audit fees.

Interest Income. Interest income was $7,000 for the three months ended September 30, 2009, compared to $205,000 for the three months ended September 30, 2008. The decrease of $198,000, or 96.6%, is primarily due to a decrease in the short-term interest rate environment and a decrease in the average cash, cash equivalents and short-term investment balance from $31.9 million during the third quarter of 2008 to $31.0 million during the third quarter of 2009. The decreased average cash, cash equivalents and short-term investments balance is the result of $43.2 million in net cash used in operating and investing activities from January 1, 2008 through September 30, 2009, offset by $15.0 million of debt funding received in November 2008, of which we received net proceeds of $7.1 million after transaction expenses, facility charges and existing debt pay off, $15.1 million of net private placement proceeds received February 24, 2009, and $5.0 million of additional debt funding received in April 2009.

Interest Expense. Interest expense was $918,000 for the three months ended September 30, 2009, compared to $347,000 for the three months ended September 30, 2008. The increase of $571,000, or 164.3%, was primarily the result of entering into a $20.0 million debt facility, of which $15.0 million was funded in November 2008 that resulted in net proceeds of $7.1 million after transaction expenses, facility charges and existing debt pay off and the funding of the remaining $5.0 million in April 2009. The effective rates on the $15.0 million and $5.0 million debt fundings are approximately 19% and 22%, respectively, compared to the old debt facility containing several outstanding loans with effective interest rates primarily ranging from approximately 15% to 17%.

Change in Value of Warrant Liability. The change in value of warrant liability was $3.8 million for the three months ended September 30, 2009, compared to zero for the three months ended September 30, 2008. This is the result of adopting the provisions of ASC 815-40 on January 1, 2009, which resulted in warrants issued November 2008 with a recorded value of $1.4 million on December 31, 2008 being reclassified from equity to a liability. On September 29, 2009, Silicon Valley Bank completed a cashless exercise of 956,522 common stock warrants with an exercise price of $1.15 per share. The related warrant liability was marked-to-market to $4.8 million from $3.0 million on the date of exercise and reclassified to equity. The fair market value of the remaining 822,850 warrants, with a weighted-average exercise price of $1.34, was $4.7 million as of September 30, 2009. The fair market value was calculated using the Black-Scholes valuation model, which resulted in a $2.1 million increase for the three months ended September 30, 2009. The increase was primarily the result of an increase of our stock price from a closing price of $3.33 on June 30, 2009 to $4.79 on September 30, 2009.

Comparison of the Nine Months Ended September 30, 2009 and 2008

Research and Development Expenses. Research and development expenses were $12.4 million for the nine months ended September 30, 2009, compared to $23.3 million for the nine months ended September 30, 2008. The decrease of $10.9 million, or 46.7%, is primarily due to decreases of $7.4 million, $1.9 million and $1.0 million in professional services, device costs and compensation expense, respectively. Professional services and device cost decreases are driven by the completion of enrollment and implants in our EMPOWER clinical study during 2008. We are currently incurring costs related to follow-up visits, which are less expensive than the cost of the implantation procedure, and do not require us to incur new device costs. The reduction in compensation expense is the result of a reduction-in-force completed December 1, 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.8 million for the nine months ended September 30, 2009, compared to $6.5 million for the nine months ended September 30, 2008. The increase of $261,000, or 4.0%, is primarily made up of an increase of $661,000 in stock based compensation due to options granted to employees on June 22, 2009 and stock option grants associated with consulting agreements. This increase is offset by decreases of $309,000 and $52,000 in professional services and reduced marketing and public relations activity, respectively. The decrease in professional services is made up of decreases of $98,000 in legal fees for efficiencies gained after being a public company for over a year and $211,000 in other general consulting services, including the conversion of certain consultants to employees.

Interest Income. Interest income was $79,000 for the nine months ended September 30, 2009, compared to $987,000 for the nine months ended September 30, 2008. The decrease of $908,000, or 92.0%, is primarily due to a decrease in short-term interest rates and a reduction in total cash available to invest. The average cash, cash equivalents and short-term investment balance was $32.2 million and $41.5 million for the nine months ended September 30, 2009 and 2008, respectively. The decreased average cash, cash equivalents and short-term investments balance is the result of $43.2 million in net cash used in operating and investing activities from January 1, 2008 through September 30, 2009, offset by $15.0 million of debt funding received in November 2008, of which we received net proceeds of $7.1 million after transaction expenses, facility charges and existing debt pay off, $15.1 million of net private placement proceeds received February 24, 2009, and $5.0 million of additional debt funding received in April 2009.

Interest Expense. Interest expense was $2.5 million for the nine months ended September 30, 2009, compared to $1.2 million for the nine months ended September 30, 2008. The increase of $1.3 million, or 108.8%, was primarily the result of entering into a $20.0 million debt facility, of which $15.0 million was funded in November 2008 that resulted in net proceeds of $7.1 million after transaction expenses, facility charges and existing debt pay off and the funding of the remaining $5.0 million in April 2009. The effective rates on the $15.0 million and $5.0 million debt fundings are approximately 19% and 22%, respectively, compared to the old debt facility containing several outstanding loans with effective interest rates primarily ranging from approximately 15% to 17%.

Change in Value of Warrant Liability. The change in value of warrant liability was $7.4 million for the nine months ended September 30, 2009, compared to zero for the nine months ended September 30, 2008. This is the result of adopting the provisions of ASC 815-40 on January 1, 2009, which resulted in warrants issued November 2008 with a recorded value of $1.4 million on December 31, 2008 being reclassified from equity to a liability. On September 29, 2009, Silicon Valley Bank completed a cashless exercise of 956,522 common stock warrants with an exercise price of $1.15 per share. The related warrant liability was marked-to-market on the date of exercise and reclassified to equity. The change in fair value of these warrants from January 1, 2009 to the date of exercise was $3.8 million. The fair market value of the remaining 822,850 warrants, with a weighted-average exercise price of $1.34, was $4.7 million as of September 30, 2009. The fair market value was calculated using the Black-Scholes valuation model, which resulted in a $3.6 million increase for the nine months ended September 30, 2009. The increase was primarily the result of our stock price increasing from a closing price of $1.46 on January 1, 2009 to $4.79 on September 30, 2009.

Liquidity and Capital Resources

We have incurred losses since our inception in December 2002 and, as of September 30, 2009 we had a deficit accumulated during the development stage of $130.3 million. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments. Prior to our initial public offering (IPO) in November 2007, we had received net proceeds of $63.2 million from the sale of common stock and preferred stock and $30.8 million in debt financing, $746,000 to finance equipment purchases and $30.0 million to finance working capital. Through our IPO we received net proceeds of $39.1 million after expenses and underwriters’ discounts and commissions and including the partial exercise of the underwriters’ over-allotment option. In November 2008, we entered into a $20.0 million working capital debt facility, replacing the existing debt financing. We received net proceeds of $7.1 million from the first draw of $15.0 million after transaction expenses, facility charges and existing debt pay off. The debt facility provided that the additional $5.0 million draw was to be available and automatically fund under the terms of the loan agreement if and when the trading price of our common stock on the NASDAQ Global Market met or exceeded a target amount on or before June 30, 2009. The Company’s trading price achieved this target and therefore, on April 28, 2009, the automatic funding of the additional $5.0 million was made to the Company under the debt facility. On February 24, 2009, we completed the sale of 13,110,393 shares of our common stock, together with warrants to purchase an aggregate of 6,555,197 shares of our common stock, in a private placement transaction with several accredited investors. We received gross proceeds of $15.9 million less a placement agent fee of $617,000 and certain other expenses. On October 7, 2009, we completed the sale of 6,161,068 shares of our common stock in a registered direct offering, at a purchase price of $0.80 per share. We received gross proceeds of $4.9 million before deducting estimated offering expenses.

As of September 30, 2009, we had $27.1 million in cash and cash equivalents. Of this amount $25.1 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.

The remaining unpaid balance of $18.2 million in debt financing as of September 30, 2009 is collateralized by a first security priority lien on all of our assets, excluding intellectual property. We have entered into account control agreements in order to perfect the lender’s first security interest in our cash and investment accounts. In the event we have less than five remaining months of liquidity, we are required to grant a temporary lien on our intellectual property. The number of remaining months of liquidity is calculated by dividing cash and cash equivalents as of the end of any particular month by the sum of our total operating expenses for each of the immediately preceding five months. The debt financing agreement also requires us to (1) maintain a cash and cash equivalents balance that exceeds our aggregate operating expenses for the most recent five calendar month period ending prior to the determination date and (2) secure aggregate net proceeds of at least $20.0 million by January 9, 2010 from new capital transactions, of which $10.0 million was required by June 30, 2009. On February 24, 2009, we completed a private placement transaction with several accredited investors, receiving gross proceeds of $15.9 million less a placement agent fee of $617,000 and on October 7, 2009, we completed a registered direct offering transaction, receiving gross proceeds of $4.9 million before deducting estimated offering expenses. There are no additional liquidity covenants that we are required to maintain under the terms of our debt financing agreements.

Net Cash Used in Operating Activities

Net cash used in operating activities was $17.4 million and $24.2 million for the nine months ended September 30, 2009 and 2008, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was partially offset by depreciation and amortization, change in value of warrant liability, stock-based compensation and changes in operating assets and liabilities.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $5.1 million for the nine months ended September 30, 2009 compared to net cash used in investing activities of $935,000 for the nine months ended September 30, 2008. Net cash provided by investing activities for the nine months ended September 30, 2009 is primarily related to the proceeds from the maturity of short-term investments slightly offset by the purchase of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2008 is primarily related to purchases of short-term investments and, to a lesser extent, the purchase of property and equipment, partially offset by the maturity of short-term investments.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $18.3 million for the nine months ended September 30, 2009 compared to net cash used in financing activities of $4.0 million for the nine months ended September 30, 2008. Net cash provided by financing activities for the nine months ended September 30, 2009 is primarily attributable to the completion of a private placement transaction that resulted in gross proceeds of $15.9 million for the issuance of common stock and common stock warrants, offset by $806,000 in financing costs incurred through September 30, 2009 and debt funding proceeds of $5.0 million automatically funded on April 28, 2009 per the terms of the $20.0 million debt facility we entered into on November 18, 2008, offset by repayments on long-term debt. Net cash used in financing activities for the nine months ended September 30, 2008 is primarily attributable to the repayments of long-term debt.

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

We do not expect to generate any product revenue from sales in the United States unless we successfully obtain FDA approval for our Maestro System. We believe the net proceeds from our IPO in November 2007, the credit facility entered into November 2008, the private placement closed February 24, 2009 and the registered direct offering closed October 7, 2009, together with our pre-existing cash, cash equivalents and short-term investment balances and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements into 2010. If our available cash, cash equivalents and investment balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or enter into an additional credit facility. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Obligations

During the nine months ended September 30, 2009, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2008, other than the funding of a $5.0 million term loan on April 28, 2009 as discussed in Note 3 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The following table summarizes our contractual obligations as of September 30, 2009 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

Contractual Obligations	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$1,661,267	$239,536	$551,859	$574,154	$295,718
Long-term debt, including interest	21,710,743	9,204,775	12,505,968	—	—
Other long-term liabilities	50,000	50,000	—	—	—

Total contractual cash obligations	$23,422,010	$9,494,311	$13,057,827	$574,154	$295,718

The table above reflects only payment obligations that are fixed and determinable. Our operating lease commitments relate to our corporate headquarters in St. Paul, Minnesota. Other long-term liabilities consist of obligations required under the terms of our license agreements with the Mayo Foundation for Medical Education and Research (Mayo Foundation).

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (ASC or the Codification) as the single source of authoritative, nongovernmental accounting principles generally accepted in the United States of America (GAAP), excluding the guidance issued by the Securities and Exchange Commission (SEC). FASB approved an Exposure Draft that replaced SFAS 162 and modified GAAP by establishing only two levels of GAAP, authoritative and nonauthoritative. This was accomplished by authorizing the Codification to become the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is effective for us during the quarter ended September 30, 2009. The adoption of the Codification did not have a material impact on our consolidated financial statements.

In June 2008, FASB issued ASC subtopic 815-40 (ASC 815-40), Derivatives and Hedging: Contracts in Entity’s Own Equity, or Emerging Issues Task Force No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. ASC 815-40 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815, Derivatives and Hedging, or Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. We adopted ASC 815-40 on January 1, 2009 and assessed any outstanding equity-linked financial instruments and concluded that effective January 1, 2009 warrants issued November 2008 with a recorded value of $1.4 million on December 31, 2008 were to be reclassified from equity to a liability. The cumulative effect of the change in accounting principle on January 1, 2009 was a $130,968 increase to the deficit accumulated during development stage.

There have been no other significant changes in recent accounting pronouncements during the nine months ended September 30, 2009 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and short-term investments. As of September 30, 2009, we had $27.1 million in cash, cash equivalents and short-term investments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of September 30, 2009 our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the nine months ended September 30, 2009 to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2008 other than those identified below.

The preliminary results of the blinded segment of our EMPOWER trial may not be sufficient to support approval of a PMA application, and this will likely prevent or delay regulatory approval of our Maestro System and impair our financial position.

In September 2009, we completed the blinded segment of our EMPOWER pivotal trial, a randomized, prospective, placebo-controlled multi-center trial of our Maestro System in the United States. Based on our initial analysis, the EMPOWER trial did not meet its primary and secondary efficacy endpoints; however, we are currently conducting a thorough analysis of the EMPOWER study data. The inability to achieve our primary and secondary efficacy endpoints in the EMPOWER trial means that it will take us longer to ultimately commercialize a product and generate revenue, our financial projections may be impaired, and we may never be able to produce sufficient data to support a premarket approval (PMA) application with the U.S. Food and Drug Administration or commercialize a product.

If we are unable to comply with the continued listing requirements of the NASDAQ Global Market, our common stock could be delisted, which could affect its market price and liquidity and reduce our ability to raise capital.

We are required to meet certain qualitative and financial tests to maintain the listing of our common stock on the NASDAQ Global Market. On October 19, 2009, we received a notice from the NASDAQ Stock Market (NASDAQ) advising that for the prior ten consecutive business days, the market value of the our listed securities had been below the minimum $50,000,000 requirement for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(b)(2)(A) (the MVLS Rule). We are monitoring our Market Value of Listed Securities (MVLS) and have until January 19, 2010, the end of the 90 calendar day grace period, to regain compliance with the MVLS Rule by having our MVLS close at $50,000,000 or more for a minimum of ten consecutive business days. If we are unable to regain compliance with the MVLS Rule or are unable to maintain compliance with the other continued listing requirements of the NASDAQ Global Market within specified periods and subject to permitted extensions, our common stock may be recommended for delisting (subject to any appeal we would file or application to transfer our common stock to the NASDAQ Capital Market, if approved). If our common stock were delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting would also impair our ability to raise capital.

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

Management has broad discretion over the uses of the proceeds of the initial public offering. As of September 30, 2009, none of the aggregate net proceeds from our initial public offering remained.

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
Greg S. Lea
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 16, 2009

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed on November 9, 2007 (File No. 333-143265)).

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Company, dated as of July 2, 2009. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 1-33818)).

3.3	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

4.1	Specimen certificate for shares of common stock (Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on August 14, 2007 (File No. 333-143265)).

4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 6, 2006, by and between the Company and the parties named therein. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith