Form 10-K
period 2009-12-31
EnteroMedics Inc
filed 2010-03-29
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number: 1-33818

ENTEROMEDICS INC.

(Exact name of registrant as specified in its charter)

Delaware	48-1293684
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2800 Patton Road, St. Paul, Minnesota 55113

(Address of principal executive offices, including zip code)

(651) 634-3003

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common stock, $0.01 par value per share	The NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock as reported by the NASDAQ Global Market on that date was $50,816,406.

As of February 26, 2010, 44,856,657 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Definitive Proxy Statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2010 Annual Meeting of Stockholders, to be held May 6, 2010 (the Proxy Statement), are incorporated by reference into Part III of this report. Except with respect to information specifically incorporated by reference in this report, the Proxy Statement is not deemed to be filed as a part hereof.

ENTEROMEDICS INC.

FORM 10-K

Registered Trademarks and Trademark Applications:    In the United States we have registered trademarks for VBLOC, ENTEROMEDICS and MAESTRO each registered with the United States Patent and Trademark Office, and have received a Notice of Allowance and third extension of time to file a Statement of Use on our application to register the mark EMPOWER. In addition, the marks VBLOC, MAESTRO and ENTEROMEDICS are the subject of either a trademark registration or application for registration in Australia, Brazil, China, Mexico, the European Community, Saudi Arabia, the United Arab Emirates and Switzerland. This Form 10-K contains other trade names and trademarks and service marks of EnteroMedics and of other companies.

PART I.

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

On October 2, 2009, we announced preliminary results from our pivotal clinical study, the EMPOWER trial; indicating that based on an initial analysis, the study did not meet its primary and secondary efficacy endpoints. We also announced that there were no therapy-related serious adverse events reported during the study. The EMPOWER trial is a multi-center, randomized, double-blind, prospective, placebo-controlled pivotal study being conducted in the United States and selected international centers. We further announced on November 12, 2009, the ongoing detailed review suggests that vagal blocking therapy may promote safe and effective weight loss as an adjunct to behavioral support, diet and exercise in morbidly obese patients. The review further suggests that these effects were evident in both the treatment and control arms. We are continuing a comprehensive analysis of all clinical, statistical, and engineering data to understand this finding. Based on the analysis to date, the control arm of the trial, which was intended to be inactive, apparently provided a low-intensity blocking signal that introduced VBLOC therapy in human subjects.

In January 2010, we met with the U.S. Food and Drug Administration (FDA) to discuss the EMPOWER trial results and the regulatory process going forward. Based on this discussion, we recently submitted an Investigational Device Exemption (IDE) application for a clinical trial using the next-generation Maestro RC

System in the treatment of morbid obesity. Assuming that we obtain an approved IDE, successfully enroll and implant the trial and achieve favorable results, we plan to use data from that trial to support a premarket approval (PMA) application for the Maestro System, which we expect to submit no earlier than the second half of 2012. If the FDA grants us approval, we anticipate we will be able to commercialize the Maestro System in the United States no earlier than the second half of 2013. In the event that the Maestro System receives FDA approval, we expect to recruit and retain personnel responsible for commercial operations, sales and marketing, customer service, reimbursement and technical service in order to support the commercial launch of our product. We will also need to increase production volumes of our products in connection with commercialization. We rely primarily on third-party manufacturers and suppliers to produce our products and will continue to select qualified suppliers and contract manufacturers that can supply products on a commercial scale according to our proprietary specifications.

Background—The Obesity Epidemic

Obesity has been identified by the U.S. Surgeon General as the fastest growing cause of disease and death in the United States. In 1980, approximately 15% of the adult population in the United States was obese according to National Health and Nutrition Examination Survey. By 2005, the incidence of obesity had more than doubled to 33%. Currently, the Centers for Disease Control and Prevention (CDC) estimates that there are more than 72 million obese adults in the United States, having a Body Mass Index (BMI) of 30 or higher. BMI is calculated by dividing a person’s weight in kilograms by the square of their height in meters. It is estimated that by 2015, over 40% of American adults could be obese. Obesity is also a significant health problem outside of the United States, with as many as 400 million people worldwide estimated to be obese and 1.6 billion adults estimated to be overweight, according to the World Health Organization. The World Health Organization estimates that by 2015, approximately 2.3 billion adults will be overweight and more than 700 million people worldwide will be obese.

The CDC has identified obesity as a leading public health threat in the United States and has estimated that there are approximately 112,000 obesity-related deaths each year in the United States. The World Health Organization has estimated that about 2.5 million deaths worldwide are attributed to people being overweight or obese. According to data from the U.S. Department of Health and Human Services, almost 80% of adults with a BMI above 30 have an obesity-related disease or disorder, also called a co-morbidity, and almost 40% have two or more of these co-morbidities. According to the North American Association for the Study of Obesity and the CDC, obesity is associated with many significant weight-related co-morbidities including Type 2 diabetes, high blood-pressure, sleep apnea, certain cancers, high cholesterol, coronary artery disease, osteoarthritis and stroke. In addition, a number of disorders involving the central nervous system may also be complicated by obesity, such as anxiety, bipolar disorder, agoraphobia, depression and insomnia. As of 2000, the Department of Health and Human Services estimated the overall economic costs of obesity in the United States to be $117 billion per year. In an abstract sponsored and co-authored by the CDC, it was noted that in 2008 these costs could have risen to $147 billion per year.

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

•

Offers Favorable Safety Profile.    We have designed our EMPOWER clinical trial to demonstrate the safety of the Maestro System. In our clinical trials to date, including the EMPOWER trial, we have not observed any mortality or any medically serious device related adverse events that have required surgical attention in the patients we have implanted with the Maestro System. We have also not observed any long-term problematic clinical side effects in any patients, including in those patients who have been using the Maestro System for more than one year.

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

Achieve Regulatory Approval for VBLOC Therapy Using Our Maestro System.    We received an IDE from the FDA for use of the Maestro System in the United States in our EMPOWER trial, and announced on October 2, 2009 that based on an initial analysis, the study did not meet its primary and secondary efficacy endpoints. We further announced on November 12, 2009, the ongoing detailed review suggests that vagal blocking therapy may promote safe and effective weight loss as an adjunct to behavioral support, diet and exercise in morbidly obese patients. The review further suggests that these effects were evident in both the treatment and control arms. We are continuing a comprehensive analysis of all clinical, statistical, and engineering data to understand this finding. Based on the analysis to date, the control arm of the trial, which was intended to be inactive, apparently provided a low-intensity blocking signal that introduced VBLOC therapy in human subjects. After meeting with the FDA in January 2010 to discuss the EMPOWER trial results and the regulatory process going forward, we recently submitted an IDE application for a clinical trial using the next-generation Maestro RC System in the treatment of morbid obesity. Assuming that we obtain an approved IDE, successfully enroll and implant the trial and achieve favorable results, we plan to use data from that trial to pursue a PMA from the FDA to allow us to commence sales in the United States. We have also received the European CE Mark for our Maestro RF System to enable the eventual commercialization of our systems in the European Economic Area. We also plan to use our CE Mark certification to make other international regulatory filings to permit sales in those jurisdictions.

Drive the Adoption and Endorsement of VBLOC Therapy Through Obesity Therapy Experts.    Our clinical development strategy is to collaborate closely with regulatory bodies, obesity therapy experts and scientific experts. We have established credible and open relationships with obesity therapy experts and scientific experts and we believe these obesity therapy experts and scientific experts will be important in promoting patient awareness and gaining widespread adoption if the Maestro System is approved and commercialized.

Commercialize Our Products using a Direct Sales and Marketing Effort.    We plan to build a sales force to call directly on key opinion leaders and bariatric surgeons, primarily within bariatric Centers of Excellence. We believe this currently represents approximately 378 facilities within the United States, which we believe will enable us to target them effectively with a small sales force. We expect that our direct sales force will promote the Maestro System to physicians and patients who have concerns with current bariatric surgical procedures. We also plan to call on physicians, weight-management specialists and nurses who influence patient adoption.

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

The Maestro System, Implantation Procedure and Usage

The Maestro System.    Our Maestro System pulse generator delivers VBLOC therapy via two small electrodes that are laparoscopically implanted and placed in contact with the trunks of the vagus nerve just above the junction between the esophagus and the stomach, near the diaphragm. We are developing the Maestro System in two different energy configurations, the Maestro RF System and the Maestro RC System. The Maestro RF System is the device currently being used in our EMPOWER trial, which we announced on October 2, 2009 did not meet its primary and secondary efficacy endpoints.

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

Clinical Development

We are developing our Maestro System to deliver VBLOC therapy for the long-term treatment of obesity. Based on our preliminary preclinical and clinical findings, we believe that our Maestro System has the potential to offer a compelling combination of efficacy and safety. We are continuing to evaluate the Maestro System in human clinical studies conducted in the United States and internationally. We announced on October 2, 2009 that based on an initial analysis, our EMPOWER trial did not meet its primary and secondary efficacy endpoints. We also announced that there were no therapy-related serious adverse events reported during the study. After meeting with the FDA in January 2010 to discuss the EMPOWER trial results and the regulatory process going forward, we recently submitted an IDE application for a clinical trial using the next-generation Maestro RC System in the treatment of morbid obesity.

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

As a result of the findings of our preclinical studies, we were able to refine the implant technique, demonstrate the biocompatibility of our Maestro System in animals and collect the data necessary to begin human clinical trials. Several publications resulting from these preclinical studies were peer-reviewed and accepted for podium presentation at the Digestive Disease Week meeting in 2006, the American Society for Bariatric Surgery meeting in 2006 and the International Federation for Surgery of Obesity meeting in 2006.

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

We have not observed any mortality or any medically serious device related adverse events in any of our completed or ongoing studies. Reported events include those associated with laparoscopic surgery or any implantable electronic device. The effects of VBLOC therapy include changes in appetite, and, in some subjects, effects that may be expected with decreased intra-abdominal vagus nerve activity, such as temporary abdominal discomfort and short episodes of belching, bloating, cramping or nausea.

Findings from our clinical feasibility trials have resulted in more than 20 publications peer-reviewed and accepted for presentation between 2006 and 2009 at the following meetings: Digestive Disease Week, American Society for Metabolic and Bariatric Surgery, International Federation for Surgery of Obesity, Obesity Surgery Society of Australia & New Zealand and Obesity Society (formerly the North American Association for the Study of Obesity).

We used our clinical studies data in a submission to our Notified Body and obtained European CE Mark approval for our Maestro RF System on March 4, 2009.

Below is a summary of our planned and ongoing clinical studies.

VBLOC-RF2 Trial

Enrollment of 38 subjects in the VBLOC-RF2 trial began in November 2006 and is designed to evaluate the safety and efficacy of the Maestro RF2 System in treating patients with obesity over a period of 60 months. The trial is an international, open-label, prospective, multi-center study. We are implementing weight management programs and plan to evaluate the efficacy of VBLOC therapy by measuring average percentage EWL at one month, three, six and 12 months and possibly longer. We are using results from this trial to further optimize selection of VBLOC therapy parameters. Preliminary data indicate that the RF2 system improvements have resulted in improved therapy delivery and improved weight loss. To date, no deaths or medically serious device related adverse events have been reported during the VBLOC-RF2 trial. As of January 12, 2009, the most recent follow-up of nine RF2 patients, among the earliest patients implanted in the VBLOC-RF2 trial, showed an EWL of 37.6% at 18 months of VBLOC therapy. At that time, the most recent results for the prior follow-up periods demonstrated an EWL of 28.1% in 17 RF2 patients at 12 months and an EWL of 17.9% in 35 RF2 patients at six months of VBLOC therapy.

VBLOC-RC Trial

We initiated the VBLOC-RC trial in November 2007. The trial is an international feasibility study designed to demonstrate that the clinical performance of the Maestro RC System in five subjects is similar to that of the RF2 system. It is also intended to demonstrate that the subject can effectively recharge the implanted RC device and the physician and staff can perform device programming and operation. We are implementing weight management programs such as diet, behavior modification or exercise programs and plan to evaluate system performance and efficacy by measuring average percentage EWL at one, three and six months. To date, no deaths or medically serious device related adverse events have been reported during the VBLOC-RC trial.

VBLOC-DM2 ENABLE Trial

Enrollment of the VBLOC-DM2 ENABLE trial began in the second quarter of 2008 and is designed to evaluate the effects of VBLOC therapy on glucose regulation and blood pressure using the Maestro RC2 System in approximately 30 subjects. The trial is an international, open-label, prospective, multi-center study. We plan to evaluate the efficacy of VBLOC therapy by measuring average percentage EWL, HbA1c and FPG and blood pressure at one week, one month, three, six and 12 months and possibly longer. To date, no deaths or medically serious device related adverse events have been reported during the VBLOC-DM2 ENABLE trial and the safety profile is similar to that seen in the other VBLOC trials. As of January 14, 2010 the most recent follow-up of patients shows an average device usage of approximately 14 hours per day and the below data.

Change in HbA1c (Baseline 7.7%)

Visit (post-device activation)	HbA1c Change	Percent HbA1c	n	p (compared to baseline)
Week 1	-0.3	7.4	19	0.0206
Week 4	-0.7	7.0	19	0.0002
Week 12	-0.9	6.8	18	0.0019
6 Months	-0.8	6.9	19	0.0062

Percent EWL (BMI Method from Implant)

Visit (post-device activation)	EWL	n	p (compared to baseline)
Week 12	23.6%	18	<0.0001
6 Months	26.4%	19	<0.0001

Change in Mean Arterial Pressure (MAP) in Hypertensive Subjects in mmHg (Baseline 99.5 mmHg, average)

Visit (post-device activation)	MAP Change	n	p (compared to baseline)
Week 1	-7.8	10	0.0102
Week 4	-12.3	10	0.0046
Week 12	-9.9	9	0.0007
6 Months	-12.9	10	0.0018

EMPOWER Trial

On October 2, 2009, we announced preliminary results from our pivotal clinical study, the EMPOWER trial; indicating that based on an initial analysis, the study did not meet its primary and secondary efficacy endpoints. We also announced that there were no therapy-related serious adverse events reported during the study. The

EMPOWER trial is a multi-center, randomized, double-blind, prospective, placebo-controlled pivotal study including a maximum of 300 subjects at up to 15 U.S. and international sites. We completed enrollment and implantation of 294 subjects in the EMPOWER trial in 2008.

We further announced on November 12, 2009, the ongoing detailed review suggests that vagal blocking therapy may promote safe and effective weight loss as an adjunct to behavioral support, diet and exercise in morbidly obese patients. The review further suggests that these effects were evident in both the treatment and control arms with overall study results showing that for all patients (n=253), the average EWL at 12 months was 16.6% EWL (BMI) from implant (12.1% from initiation, MetLife) for the treatment arm and 16.4% EWL (BMI) from implant (12.0% from initiation, MetLife) for the control arm. We are continuing a comprehensive analysis of all clinical, statistical, and engineering data to understand this finding. Based on the analysis to date, the control arm of the trial, which was intended to be inactive, apparently provided a low-intensity blocking signal that introduced VBLOC therapy in human subjects.

It is our belief after continuing to analyze the EMPOWER trial data that there is a direct correlation between weight loss and hours of daily device usage. On January 14, 2010 we announced the below observations and additional data from our ongoing detailed review of the EMPOWER trial.

Weight loss corresponded directly to hours of use for patients in the treatment arm. At 12 months, results were as follows:

	<6 Hours /Day	Greater-than or Equal to 6 and <9 Hours/Day	Greater-than or Equal to 9 and <12 Hours/Day	Greater-than or Equal to 12 Hours/Day
Percent EWL (BMI Method)	4.7%	12.9%	21.5%	29.5%

Weight loss corresponded directly to hours of use when both the treatment and control arms are combined. At 12 months, results were as follows:

12 Months from Implant (BMI Method)	Greater-than or Equal to 9 Hours/Day (n=128)	<9 Hours/Day (n=125)	p
Subjects Achieving Greater-than or Equal to 25% EWL	39.1%	12.0%	<0.0001
Average Daily Use in Subjects	11.2 hrs	7.7 hrs	<0.0001

The purpose of the EMPOWER trial was to measure the safety and efficacy of our Maestro System in obese subjects after 12 months of VBLOC therapy. After all subjects completed 12 months of follow up, the trial was unblinded and all subjects, including those in the control group, had the option to receive ongoing VBLOC therapy. Subjects will continue to be followed out to 60 months as part of the trial and we will continue to monitor average percentage EWL and safety during this extended period.

Next Generation Maestro RC System Trial

In January 2010, we met with the FDA to discuss the EMPOWER trial results and the regulatory process going forward. Based on this discussion, we recently submitted an IDE application for a clinical trial using the next-generation Maestro RC System in the treatment of morbid obesity. Assuming that we obtain an approved IDE, successfully enroll and implant the trial and achieve favorable results, we plan to use data from that trial to support a PMA application for the Maestro System, which we expect to submit no earlier than the second half of 2012. If the FDA grants us approval, we anticipate we will be able to commercialize the Maestro System in the United States no earlier than the second half of 2013.

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

We have spent a significant portion of our capital resources on research and development. Our research and development expenses were $15.6 million in 2009, $27.7 million in 2008 and $21.1 million in 2007. Our research and development expenditures in 2010 and beyond will largely depend on our regulatory path forward. If the FDA grants us approval on an IDE application for a clinical trial using the next-generation Maestro RC System in the treatment of morbid obesity we would expect research and development expenditures to increase in support of a new clinical trial in addition to the continued follow-up on existing trials, such as VBLOC-DM2 ENABLE and EMPOWER.

Other Diseases and Disorders

We believe that our VBLOC therapy may have the potential, if validated through appropriate clinical studies, to treat a number of additional gastrointestinal disorders or co-morbidities frequently associated with obesity, including the following:

•

Type 2 Diabetes.    Metabolic syndrome refers to a group of risk factors for cardiovascular disease and Type 2 diabetes mellitus and affects an estimated 50 million people in the United States. We believe that VBLOC therapy has significant potential in treating metabolic syndrome. We have launched an international feasibility trial, VBLOC-DM2 ENABLE, to further explore the efficacy of VBLOC therapy in this patient population and have reported preliminary findings in the “Clinical Development” section above.

•

Hypertension.    Blood pressure normally rises and falls throughout the day. When it consistently stays too high for too long, it is called hypertension. It is estimated that one out of three American adults has high blood pressure or hypertension. We believe that VBLOC therapy may improve mean systolic and diastolic blood pressure in hypertensive patients. We have included an evaluation of the blood pressure effects of VBLOC therapy in our international feasibility trial, VBLOC-DM2 ENABLE, to further explore the efficacy of VBLOC therapy in this patient population and have reported preliminary findings in the “Clinical Development” section above.

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

Mayo Clinic Relationship

Our research and development team works with clinicians from Mayo Clinic Rochester, Minnesota pursuant to exclusive know-how, license, and consulting agreements. Mayo clinicians with multiple specialties such as bariatric surgery, gastroenterology and laparoscopic surgery consult with our research and development team on an exclusive basis to advise us as we develop our devices for vagal blocking therapy to treat obesity. Specifically, Mayo clinicians, along with other of our consultants, have offered their expertise to advise us with regard to our clinical trials and surgical techniques for our implantation procedure and participate on our medical advisory board and therapeutic algorithm panel. The agreements with Mayo Clinic also include a similar collaboration for the development of products to address a wide variety of disorders susceptible to treatment by electrically blocking neural impulses on the vagus nerve. We retain the exclusive rights to obesity-related device inventions developed through this collaboration. We have also licensed-in two obesity-related patent applications from Mayo Clinic. These patent applications cover a number of medical device concepts for treating obesity, all of which are unrelated to our VBLOC technology. The five-year agreement entered into with the Mayo Clinic in 2005 was extended for two additional years effective February 3, 2010.

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

Initially, we anticipate that our sales representatives will exclusively target selected bariatric surgery Centers of Excellence and nationally recognized bariatric surgery centers. To be approved as a bariatric surgery Center of Excellence, a surgery center needs to perform a minimum of 125 bariatric surgical procedures per year. As of December 31, 2009, there were approximately 378 bariatric surgery Centers of Excellence approved by the Surgical Review Corporation and 75 Level I Centers of Excellence approved by the American College of Surgeons. In addition we expect to market our products to a small number of nationally-recognized hospitals that do not intend to pursue the Center of Excellence certification.

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

We also compete against the manufacturers of pharmaceuticals that are directed at treating obesity. We are aware of two drugs that are approved for long-term treatment of obesity in the United States: Sibutramine, marketed by Abbott Labs as Meridia, and Orlistat, marketed by Roche as Xenical and GlaxoSmithKline as alli. In addition, numerous pharmaceutical companies are working on additional drug therapies that may prove effective in addressing obesity.

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

Intellectual Property

Our success will depend in part on our ability to obtain and defend patent protection for our products and processes, to preserve our trade secrets and to operate without infringing or violating the proprietary rights of third parties. To date, we have nine issued U.S. patents, seven of which pertain to treating gastrointestinal disorders and we believe provide us with broad intellectual property protection covering electrically-induced vagal blocking and for treating obesity. Material among these are our U.S. Patent No. 7,167,750, U.S. Patent No. 7,489,969, US Patent No. 7,613,515, US Patent No. 7,444,183 and US Patent No. 7,672,727. Assuming timely payment of maintenance fees as they become due, these patents will expire in 2023. We also have 22 U.S. patent applications, four pending international patent applications (PCT) and fourteen national stage patent applications (including seven European applications) in foreign jurisdictions. These applications primarily pertain to our vagal blocking technology and its application to obesity as well as other gastrointestinal disorders. In addition to our patents and applications, we have a license agreement with Mayo Foundation for Medical Education and Research for two pending U.S. patent applications on medical device obesity treatments, which are unrelated to our VBLOC therapy.

We also register the trademarks and trade names through which we conduct our business. To date, in the United States we have registered trademarks for VBLOC, ENTEROMEDICS and MAESTRO each registered with the United States Patent and Trademark Office, and have received a Notice of Allowance and third extension of time to file a Statement of Use on our application to register the mark EMPOWER. In addition, the marks VBLOC, MAESTRO and ENTEROMEDICS are the subject of either a trademark registration or application for registration in Australia, Brazil, China, Mexico, the European Community, Saudi Arabia, the United Arab Emirates and Switzerland. This Form 10-K contains other trade names and trademarks and service marks of EnteroMedics and of other companies. We may file additional trademark applications from time to time as deemed appropriate by management.

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

Many of our parts are custom designed and in certain instances, are obtained through long-term supply arrangements that are exclusive. Due to these factors, we may not be able to quickly qualify and establish additional or replacement suppliers for the components of our Maestro System. A delay in the approval process with the FDA for our Maestro System as a result of the need to qualify or obtain alternate vendors for any of our components would delay our ability to sell and market the Maestro System and could have a material adverse effect on our business.

We believe that our current manufacturing and supply arrangements will be adequate to continue our ongoing and planned clinical trials. In order to produce the Maestro System in the quantities we anticipate to meet future market demand, we will need our manufacturers and suppliers to increase, or scale up, manufacturing production and supply arrangements by a significant factor over the current level of production. There are technical challenges to scaling up manufacturing capacity and developing commercial-scale manufacturing facilities that may require the investment of substantial additional funds by our manufacturers and suppliers and hiring and retaining additional management and technical personnel who have the necessary experience. If our manufacturers or suppliers are unable to do so, we may not be able to meet the requirements for the launch of the product or to meet future demand, if at all. We may also represent only a small portion of our suppliers’ or manufacturers’ business and if they become capacity constrained they may choose to allocate their available resources to other customers that represent a larger portion of their business. We currently anticipate that we will continue to rely on third-party manufacturers and suppliers for the production of the Maestro System following commercialization. If we develop and obtain regulatory approval for our product and are unable to obtain a sufficient supply of our product, our revenue, business and financial prospects would be adversely affected.

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

We obtained European CE Mark approval for our Maestro RF System on March 4, 2009. The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for our Maestro System (which falls into Class III), the method involved a combination of self-assessment by the manufacturer of the safety and performance of the device, and a third-party assessment by a Notified Body, usually of the design of the device and of the manufacturer’s quality system. A Notified Body is a private commercial entity that is designated by the national government of a member state as being competent to make independent judgments about whether a product complies with applicable regulatory requirements. The manufacturer’s assessment included a clinical evaluation of the conformity of the device with applicable regulatory requirements. We used KEMA in the Netherlands as the Notified Body for our CE marking approval process.

Employees

As of December 31, 2009, we had a total of 34 employees. All of these employees are located in the United States.

From time to time we also employ independent contractors, consultants and temporary employees to support our operations. None of our employees are subject to collective bargaining agreements. We have never experienced a work stoppage and believe that our relations with our employees are good.

Executive Officers

Our executive officers are as follows:

Name	Age	Position
Mark B. Knudson, Ph.D.	61	President, Chief Executive Officer, Chairman and Director
Greg S. Lea	57	Senior Vice President and Chief Financial Officer
Adrianus (Jos) Donders	56	Senior Vice President of Operations
Daniel L. Cohen	51	Senior Vice President of Government Relations and Health Policy
Katherine S. Tweden, Ph.D.	49	Vice President of Research and Clinical

Mark B. Knudson, Ph.D. has served as our President, Chief Executive Officer and Chairman of the board since December 2002. Dr. Knudson also served as President and Chief Executive Officer of Venturi Group, LLC and Venturi Development, Inc., positions he held from 1999 and 2001 until their dissolutions in 2008 and 2009, respectively. Dr. Knudson served as Chairman of the board of Restore Medical, Inc., a publicly-held medical device company focused on the treatment of sleep disordered breathing, from 1999 through July 2008 when it was acquired by Medtronic, Inc. Dr. Knudson was also a member of the audit committee of Restore Medical. Dr. Knudson received a Bachelor of Science in biology from Pacific Lutheran University and a Ph.D. in physiology from Washington State University.

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

Daniel L. Cohen has served as our Senior Vice President of Government Relations and Health Policy since September 2009. Mr. Cohen worked as a consultant for the company from March 2009 to September 2009. Prior to joining EnteroMedics, Mr. Cohen served as Senior Vice President for Government Relations and Public Policy with US Oncology. He also served as a consultant with Inamed Corporation, a division of the Allergan Corporation, from 2001 to 2003, when he joined the company as Vice President Global, Corporate and Government Affairs, and again after the Allergan acquisition in 2006 through 2008. Mr. Cohen has experience as a Principal in a full-service government affairs firm, has served on the American Israel Public Affairs Committee (AIPAC), held staff positions with Members of the U.S. House of Representatives and managed political campaigns of all levels. Mr. Cohen holds a Master of Arts in Liberal Studies/International Affairs from Georgetown University and a Bachelor of Science Degree from Willamette University.

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

We are a development stage company with a limited operating history upon which you can evaluate our business. We currently do not have any products cleared or approved for commercialization or any other source of revenue, and we do not expect to have a commercialized product earlier than the second half of 2013. We have been engaged in research and development since our inception in 2002 and have invested substantially all of our time and resources in developing our VBLOC therapy, which we intend to commercialize initially in the form of our Maestro System. The success of our business will depend on our ability to obtain regulatory approval to market our Maestro System and any products we may develop in the future and our ability to create product sales, successfully introduce new products, establish our sales force and control costs, all of which we may be unable to do. If we are unable to successfully develop, receive regulatory approval for and commercialize our Maestro System for its indicated use, we may never generate revenue or be profitable and we may have to cease operations. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects.

We have incurred losses since inception and we anticipate that we will continue to incur increasing losses for the foreseeable future. If we are unable to raise additional capital in the second half of 2010, we may be unable to continue as a going concern.

We have incurred losses in each year since our formation in 2002. As of December 31, 2009, we had a deficit accumulated during the development stage of $133.2 million. Our net losses applicable to common stockholders for the fiscal years ended December 31, 2009, 2008 and 2007 were $31.9 million, $37.9 million and $28.6 million, respectively. We have funded our operations to date principally from the sale of our securities and through the issuance of indebtedness. Development of a new medical device, including conducting clinical trials and seeking regulatory approvals, is a long, expensive and uncertain process. If our Maestro System is approved for marketing by the U.S. Food and Drug Administration (FDA) we expect to incur significant sales and marketing expenses prior to recording sufficient revenue to offset these expenses. We expect our general and administrative expenses to increase as we continue to add the infrastructure necessary to support operating as a public company and develop our intellectual property portfolio. For these reasons, we expect to continue to incur significant and increasing operating losses for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with developing new medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

Without additional capital, we may run out of cash in the second half of 2010, which has raised a substantial doubt about our ability to continue as a going concern. We have prepared our consolidated financial statements for the year ended December 31, 2009 on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The funding of our operations beyond the second half of 2010 will require additional investments in our company in the form of equity or debt financing or through collaboration, licensing or other similar arrangements. There is no assurance that we will be able to raise sufficient capital to continue as a going concern.

If we are unable to comply with the continued listing requirements of the NASDAQ Capital Market, our common stock could be delisted, which could affect its market price and liquidity and reduce our ability to raise capital.

We are required to meet certain qualitative and financial tests (including a minimum closing bid price for our common stock of $1.00 per share) to maintain the listing of our common stock on the NASDAQ Capital Market. On November 13, 2009, we received a notice from the NASDAQ Stock Market advising that for the prior 30 consecutive business days, the minimum closing bid price of our listed securities had been below the minimum $1.00 per share requirement for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(a)(1). In anticipation of not regaining compliance with two other continued listing requirements of the NASDAQ Global Market prior to the expiration of their grace periods, we requested and were approved to transfer to the NASDAQ Capital Market, effective January 22, 2010. In connection with this transfer, we have been afforded the balance of our 180 calendar day grace period, until May 12, 2010, to regain compliance with the minimum closing bid price rule by having our stock price close at or above $1.00 per share for a minimum of ten consecutive business days. If we are unable to regain compliance with the minimum closing bid price rule or are unable to maintain compliance with the other continued listing requirements of the NASDAQ Capital Market within specified periods and subject to permitted extensions, our common stock may be recommended for delisting (subject to any appeal we would file). If our common stock were delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting would also impair our ability to raise capital.

We have not received, and may never receive, approval from the FDA or the regulatory body in any other country to market our Maestro System for the treatment of obesity.

We do not have the necessary regulatory approvals to market our Maestro System in the United States or in any foreign market other than the European Community for which we received CE Mark approval for our Maestro RF System on March 4, 2009. We plan initially to launch our product, if approved, in the United States, but ultimately will also seek to commercialize our Maestro System in countries outside the United States.

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

In order to market our Maestro System outside of the United States, we will need to establish and comply with the numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries may differ from that required to obtain FDA approval. The regulatory approval process in other countries may also include all of the risks detailed above regarding FDA approval in the United States. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. While we have received the European CE Mark for our Maestro RF System, we cannot assure you when, or if, we will be able to commence sales in the European Economic Area or obtain approval to market our Maestro System in other countries outside the United States.

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

In September 2009, we completed the blinded segment of our EMPOWER pivotal trial, a randomized, prospective, placebo-controlled multi-center trial of our Maestro System in the United States. Based on our initial analysis, the EMPOWER trial did not meet its primary and secondary efficacy endpoints; however, we are currently conducting a thorough analysis of the EMPOWER study data and have met with the FDA to discuss the EMPOWER trial results and the regulatory process going forward. Based on this discussion, we recently submitted an Investigational Device Exemption (IDE) application for a clinical trial using the next-generation Maestro RC System in the treatment of morbid obesity. Even if we are able to obtain FDA approval of an IDE for a clinical trial using the next-generation Maestro RC System in the treatment of morbid obesity, the inability to achieve our primary and secondary efficacy endpoints in the EMPOWER trial means that it will take us longer to ultimately commercialize a product and generate revenue, our financial projections may be impaired, and we may never be able to produce sufficient data to support a PMA application with the FDA or commercialize a product.

We may be unable to receive approval for or complete a pivotal trial using our next-generation Maestro RC System or other trials, or we may experience significant delays in completing our clinical trials, which could prevent or delay regulatory approval of our Maestro System and impair our financial position.

We recently submitted an IDE application for a clinical trial using the next-generation Maestro RC System in the treatment of morbid obesity. Assuming that we obtain an approved IDE, successfully enroll and implant the trial and achieve favorable results, we plan to use data from that trial to support a PMA application for the Maestro System. We expect to commence the trial upon receipt of an IDE approval from the FDA and upon receipt of approval from the relevant institutional review boards at the various sites at which we would be conducting the trial. Conducting a clinical trial of this size, which involves screening, assessing, testing, treating and monitoring patients at several sites across the country and possibly internationally, and coordinating with patients and clinical institutions, is a complex and uncertain process.

The commencement of our trial could be delayed for a variety of reasons, including:

•	obtaining an IDE approval from the FDA with acceptable terms;

•	reaching agreement on acceptable terms with prospective clinical trial sites;

•	manufacturing sufficient quantities of our Maestro System;

•	obtaining institutional review board approval to conduct the trial at a prospective site; and

•

obtaining sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial.

Once the trial has begun, the completion of the trial, and our other ongoing clinical trials, could be delayed, suspended or terminated for several reasons, including:

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

•	clinical investigators may not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices; and

•	we may be unable to obtain a sufficient supply of our Maestro System necessary for the timely conduct of the clinical trials.

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

Besides requiring physician adoption, market acceptance of our Maestro System will depend on successfully communicating the benefits of our VBLOC therapy to three additional constituencies involved in deciding whether to treat a particular patient using such therapy: (1) the potential patients themselves; (2) institutions such as hospitals, where the procedure would be performed and opinion leaders in these institutions; and (3) third-party payors, such as private healthcare insurers and Medicare, which would ultimately bear most of the costs of the various providers and equipment involved in our VBLOC therapy. Marketing to each of these constituencies requires a different marketing approach, and we must convince each of these groups of the efficacy and utility of our VBLOC therapy to be successful.

If our VBLOC therapy, or any other neuroblocking therapy for other gastrointestinal diseases and disorders that we may develop, does not achieve an adequate level of acceptance by the relevant constituencies, we may not generate significant product revenue and may not become profitable. The earliest we expect to be able to commercialize our Maestro System is in the second half of 2013, if at all. If we are not successful in the commercialization of our Maestro System for the treatment of obesity we may never generate any revenue and may be forced to cease operations.

We depend on clinical investigators and clinical sites to enroll patients in our clinical trials, and on other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays that are outside of our control.

We rely on clinical investigators and clinical sites to enroll patients in our clinical trials, including a potentially new clinical trial using our next generation Maestro RC System if approved by the FDA, and other third parties to manage the trials and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that clinical sites may devote to our clinical trials. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials, to ensure compliance by patients with clinical protocols or comply with regulatory requirements, we will be unable to complete these trials, which could prevent us from obtaining regulatory approvals for our product. Our agreements with clinical investigators and clinical trial sites for clinical testing place substantial responsibilities on these parties and, if these parties fail to perform as expected, our trials could be delayed or terminated. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, or the clinical data may be rejected by the FDA, and we may be unable to obtain regulatory approval for, or successfully commercialize, our product.

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

Physicians tend to be slow to change their medical treatment practices because of the time and skill required to learn a new procedure, the perceived liability risks arising from the use of new products and procedures, and the uncertainty of third-party coverage and reimbursement. Physicians may not widely adopt our Maestro System and VBLOC therapy unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of our VBLOC therapy provides a safe and effective alternative to other existing treatments for obesity, including pharmaceutical solutions and bariatric surgical procedures.

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

The efficacy, safety, ease of use and cost-effectiveness of our Maestro System and of any competing products will, in part, determine the availability and level of coverage and payment. In particular, we expect that securing coding, coverage and payment for our Maestro System will be more difficult if our clinical trials do not demonstrate a percentage of excess weight loss from a pre-implementation baseline that healthcare providers and obese individuals consider clinically meaningful, whether or not regulatory agencies consider the improvement of patients treated in clinical trials to have been clinically meaningful.

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

We rely entirely on third parties to manufacture our Maestro System and to supply us with all of the critical components of our Maestro System, including our leads, implantable batteries, neuroregulators and controllers. If any of our existing suppliers were unable or unwilling to meet our demand for product components, or if the components or finished products that they supply do not meet quality and other specifications, clinical trials or commercialization of our product could be delayed. Alternatively, if we have to switch to a replacement manufacturer or replacement supplier for any of our product components, we may face additional regulatory delays, and the manufacture and delivery of our Maestro System could be interrupted for an extended period of time, which could delay completion of our clinical trials or commercialization of our Maestro System. In addition, we may be required to obtain regulatory approval from the FDA to use different suppliers or components.

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

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or liquidate some or all of our assets.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development, including conducting current and future clinical trials for our Maestro System. Even before we receive regulatory approval to market our Maestro System, we expect to spend significant funds commercializing the product, including development of a direct sales force. In 2009, our cash used in operations was $24.7 million. Our cash used in operations in 2010 and beyond will largely depend on our regulatory path forward. If the FDA grants us approval on an IDE application for a clinical trial using the next-generation Maestro RC System in the treatment of morbid obesity we would expect research and development expenditures to increase in support of a new clinical trial in addition to the continued follow-up on existing trials, such as VBLOC-DM2 ENABLE and EMPOWER. In 2010 and the years following, we expect that our cash used in operations will be significant, and we will need to raise substantial additional capital to continue our research and development programs, commercialize our Maestro System, if approved by the FDA, and fund our on going operations.

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

Additional capital may not be available on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants or additional security interests in our assets. Any additional debt or equity financing that we complete may contain terms that are not favorable to us or our stockholders. Issuing public equity or debt securities may also be more costly or time-consuming for us because the aggregate market value of our common stock held by non-affiliates (public float) is less than $75.0 million (calculated in accordance with the SEC rules and regulations), which limits the size of offerings we may make using a Form S-3 registration statement to  1/3 of our public float for any twelve month period. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to delay, reduce the scope of, or eliminate some or all of, our development programs or liquidate some or all of our assets.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations result in increased legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. We have incurred and continue to expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. We currently do not have an internal audit function, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we do not comply with the requirements of Section 404, or if we identify deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

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

Our commercial success depends in part on our ability to obtain protection in the United States and other countries for our Maestro System and VBLOC therapy by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. To date, we have nine issued U.S. patents, seven of which pertain to treating gastrointestinal disorders, 22 U.S. patent applications, four pending international patent applications (PCT) and fourteen national stage patent applications, including seven European applications, in foreign jurisdictions. In addition, we are the exclusive licensee to two U.S. patent applications owned by Mayo Foundation for Medical Education and Research, which are unrelated to our VBLOC therapy. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us any competitive advantage. We expect to incur substantial costs in obtaining patents and, if necessary, defending our proprietary rights. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. We do not know whether we will obtain the patent protection we seek, or that the protection we do obtain will be found valid and enforceable if challenged. If we fail to obtain adequate protection of our intellectual property, or if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. We may also determine that it is in our best interests to voluntarily challenge a third party’s products or patents in litigation or administrative proceedings, including patent interferences or re-examinations. In the event that we seek to enforce any of our owned or exclusively licensed patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert, which, if successful could result in the loss of the entire patent or the relevant portion of our patent, which would not be limited to any particular party. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Even if we were to prevail in any litigation, we cannot assure you that we can obtain an injunction that prevents our competitors from practicing our patented technology. Our competitors may independently develop similar or alternative technologies or products without infringing any of our patent or other intellectual property rights, or may design around our proprietary technologies.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our public offering in November 2007 through February 26, 2010 our stock price has fluctuated from a low of $0.40 to a high of $10.77. The market price for our common stock will be affected by a number of factors, including:

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

Our executive officers and directors and entities affiliated with them beneficially own, in the aggregate, approximately 39.1% of our outstanding common stock as of February 26, 2010. Our executive officers, directors and affiliated entities, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may affect the market price of our common stock. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In addition, certain holders of our common stock and warrants to purchase our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to include in a company-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

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

ITEM 4.	RESERVED

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Our Common Stock

Our common stock has been traded on the NASDAQ Stock Market under the symbol “ETRM” since our initial public offering (IPO) on November 15, 2007. Prior to that date, there was no public market for our common stock. Our stock was traded on the NASDAQ Global Market from its initial listing at the time of our IPO until January 21, 2010. Subsequently, in anticipation of not curing our deficiencies with the continued listing requirements of the NASDAQ Global Market, we requested and were approved to transfer to the NASDAQ Capital Market, effective January 22, 2010.

As of February 26, 2010, there were approximately 60 holders of record of our common stock and 44,856,657 shares of common stock outstanding. No dividends have been paid on our common stock to date, and we do not anticipate paying any dividends in the foreseeable future.

The following table sets forth the high and low sales prices of our common stock as quoted on the NASDAQ Global Market for the periods indicated.

Price Range of Common Stock

	Price Range
	High	Low
Fiscal 2008
First Quarter	$10.26	$3.45
Second Quarter	$5.75	$3.75
Third Quarter	$5.24	$3.02
Fourth Quarter	$3.24	$0.83
Fiscal 2009
First Quarter	$5.38	$1.10
Second Quarter	$4.37	$1.25
Third Quarter	$5.58	$2.68
Fourth Quarter	$4.90	$0.40

The closing price for our common stock as reported by the NASDAQ Capital Market on February 26, 2010 was $0.53 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in PART III, Item 12 of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

From January 1, 2009 through December 31, 2009, we sold and issued the following unregistered securities. Also included is the consideration, if any, received by us for such shares, warrants, promissory notes and options and information relating to the section of the Securities Act of 1933, as amended (the Securities Act), or rules of the SEC, under which exemption from registration was claimed.

As previously described in our Current Report on Form 8-K filed November 24, 2008, on November 18, 2008, we entered into a new loan and security agreement with Silicon Valley Bank (SVB), Venture Lending & Leasing V, Inc. (a private equity fund under the management of Western Technology Investment (WTI)) and

Compass Horizon Funding Company LLC (Horizon and, collectively with SVB and WTI, the Lenders), pursuant to which the Lenders agreed to make term loans (each, a Term Loan) to the Company in an aggregate principal amount of up to $20.0 million, on the terms and conditions set forth in the loan agreement. On April 28, 2009, Horizon funded a Term Loan in the aggregate principal amount of $5.0 million. In conjunction with the funding, Horizon received a warrant to purchase an aggregate number of shares equal to $495,000 divided by the per share exercise price of the warrant, or 296,763 common stock warrants with an exercise price of $1.668 per share and a ten year life. The warrants give Horizon the option to purchase either (i) shares of our common stock with a per share exercise price equal to $1.668, or (ii) shares of our stock (including common stock) issued in an equity financing that occurs after the warrant issue date and on or before May 18, 2010 at the per share price of the stock sold in the financing. The warrants that we issued are in the form attached as Exhibit 10.20 to our December 31, 2008 Annual Report on Form 10-K filed March 12, 2009. Pursuant to the terms of the warrant agreement, the number of shares issued to Horizon and the exercise price of the warrant were adjusted in connection with the closing of our private placement in February 2009, our registered direct offering in October 2009 and our registered direct offering in January 2010. See Note 7 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

As previously described in our Current Report on Form 8-K filed February 25, 2009, on February 19, 2009, we entered into several securities purchase agreements for the sale of 13,110,393 shares of our common stock, together with warrants to purchase an aggregate of 6,555,197 shares of our common stock, in a private placement transaction with several accredited investors (the Private Placement). The purchase price per share was $1.15, which equaled the consolidated closing bid price of our common stock as reported by the NASDAQ Global Market on February 19, 2009. The warrants will be exercisable at any time and from time to time beginning on the date that is six months and one day after the closing of the Private Placement and ending four years after the closing of the Private Placement. The warrants have an exercise price of $1.38 per share, which equals 120% of the consolidated closing bid price of our common stock as reported by the NASDAQ Global Market on February 19, 2009. On February 24, 2009, we completed the final closing of the Private Placement receiving gross proceeds of $15.9 million, less a placement agent fee and certain other expenses. In addition, the placement agent received a warrant to purchase 218,242 shares of common stock in the same form as that issued to participants in the Private Placement.

The sales and issuances of securities described in the paragraphs above were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering.

Uses of Proceeds from Sale of Registered Securities

None.

Dividend Policy

We have never paid cash dividends on our common stock. The board of directors presently intends to retain all earnings for use in our business and does not anticipate paying cash dividends in the foreseeable future. We do not have a dividend reinvestment plan or a direct stock purchase plan.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph shows a comparison of cumulative total return for our common stock, the NASDAQ Composite Index, and the NASDAQ Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes $100 was invested in our common stock and in each of the indexes on November 15, 2007 (the date our common stock commenced trading on the NASDAQ Stock Market).

Data for the NASDAQ Composite Index and the NASDAQ Medical Equipment Index assume reinvestment of dividends. The Company has never paid dividends on its common stock and has no present plans to do so.

The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 25 MONTH CUMULATIVE TOTAL RETURN*

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

	November 15, 2007	December 31, 2007	December 31, 2008	December 31, 2009
EnteroMedics Inc.	$100.00	$100.63	$18.25	$7.00
NASDAQ Composite	100.00	92.70	54.79	79.14
NASDAQ Medical Equipment	100.00	96.43	53.56	74.06

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain financial data with respect to our business. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements and related notes thereto in Item 8 of this Annual Report on Form 10-K.

	Fiscal Years
	2009(1)	2008(1)	2007(1)(2)	2006(1)	2005
	(In thousands, except per share data)
Operations:
Loss from operations	$(24,212)	$(36,270)	$(28,026)	$(18,122)	$(11,152)
Net loss	(31,929)	(37,874)	(28,575)	(17,690)	(11,215)
Basic and diluted net loss per share	(1.07)	(2.25)	(11.69)	(34.19)	(28.82)
Shares used to compute basic and diluted net loss per share	29,846	16,836	2,445	517	389

Financial Position:
Cash, cash equivalents and short-term investments	14,618	26,295	57,031	34,732	10,719
Working capital (current assets less current liabilities)	8,821	20,916	49,802	29,921	8,640
Total assets	16,214	28,279	59,051	36,064	11,561
Long-term debt, net of current portion and discounts	3,881	10,996	6,018	1,727	7,344
Convertible preferred stock	—	—	—	103	46
Deficit accumulated during development stage	(133,368)	(101,307)	(63,433)	(34,858)	(17,168)
Total stockholders’ equity	5,581	11,405	45,282	28,574	1,975

(1)	Loss from operations, net loss and basic and diluted net loss per share for 2009, 2008, 2007 and 2006 include the impact of fair value accounting for stock-based compensation charges, which were not presented in prior years. Refer to Notes 2 and 11 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
(2)	Basic and diluted net loss per share and shares used to compute basic and diluted net loss per share include the impact of converting 10,488,178 shares of convertible preferred stock into common stock immediately prior to the closing of our initial public offering on November 20, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a development stage medical device company focused on the design and development of devices that use neuroblocking technology to treat obesity, its associated co-morbidities, and other gastrointestinal disorders. Our proprietary neuroblocking technology, which we refer to as VBLOC therapy, is designed to intermittently block the vagus nerve using high frequency, low energy, electrical impulses. We have a limited operating history and we currently have no products approved for sale. Our initial product under development is the Maestro System, which uses VBLOC therapy to limit the expansion of the stomach, help control hunger sensations between meals, reduce the frequency and intensity of stomach contractions and produce a feeling of early and prolonged fullness. We were formerly known as Beta Medical, Inc. and were incorporated in Minnesota on December 19, 2002. We later reincorporated in Delaware on July 22, 2004. Since inception, we have devoted substantially all of our resources to the development and commercialization of our Maestro System.

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

On October 2, 2009, we announced preliminary results from our pivotal clinical study, the EMPOWER trial; indicating that based on an initial analysis, the study did not meet its primary and secondary efficacy endpoints. We also announced that there were no therapy-related serious adverse events reported during the study. The EMPOWER trial is a multi-center, randomized, double-blind, prospective, placebo-controlled pivotal study being conducted in the United States and selected international centers. We further announced on November 12, 2009, the ongoing detailed review suggests that vagal blocking therapy may promote safe and effective weight loss as an adjunct to behavioral support, diet and exercise in morbidly obese patients. The review further suggests that these effects were evident in both the treatment and control arms. We are continuing a comprehensive analysis of all clinical, statistical, and engineering data to understand this finding. Based on the analysis to date, the control arm of the trial, which was intended to be inactive, apparently provided a low-intensity blocking signal that introduced VBLOC therapy in human subjects.

In January 2010, we met with the U.S. Food and Drug Administration (FDA) to discuss the EMPOWER trial results and the regulatory process going forward. Based on this discussion, we recently submitted an Investigational Device Exemption (IDE) application for a clinical trial using the next-generation Maestro RC

System in the treatment of morbid obesity. Assuming that we obtain an approved IDE, successfully enroll and implant the trial and achieve favorable results, we plan to use data from that trial to support a premarket approval (PMA) application for the Maestro System, which we expect to submit no earlier than the second half of 2012. If the FDA grants us approval, we anticipate we will be able to commercialize the Maestro System in the United States no earlier than the second half of 2013.

If and when we obtain FDA approval of our Maestro System we intend to market our products in the United States through a direct sales force supported by field technical and marketing managers who provide training, technical and other support services to our customers. Outside the United States we intend to use direct, dealer and distributor sales models as the targeted geography best dictates. To date, we have relied on third-party manufacturers and suppliers for the production of our Maestro System. We currently anticipate that we will continue to rely on third-party manufacturers and suppliers for the production of the Maestro System. We obtained European CE Mark approval for our Maestro RF System on March 4, 2009. The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for our Maestro System (which falls into Class III), the method involved a combination of self-assessment by the manufacturer of the safety and performance of the device, and a third-party assessment by a Notified Body, usually of the design of the device and of the manufacturer’s quality system. We used KEMA in the Netherlands as the Notified Body for our CE marking approval process.

To date, we have generated no revenue from the sale of products, and we have incurred net losses in each year since our inception. As of December 31, 2009, we had a deficit accumulated during the development stage of $133.2 million. We expect our losses to continue and to increase as we continue our development activities. We have financed our operations primarily through public and private placement of our equity securities and issuance of debt.

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

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements using the intrinsic value method and recognizing the expense over the option vesting period. The intrinsic value method is calculated as the difference, if any, between the fair value of our common stock and the exercise price on the date of the grant. We also followed the minimum value disclosure provisions. Using the intrinsic value method, we were not required to recognize stock-based compensation expense for employee stock options granted from inception through 2005 as the exercise prices, for financial reporting purposes, were determined to be at or above the deemed fair value of the underlying common stock on the date of grant. The fair value of our common stock was assessed and approved by our board of directors, the members of which have extensive experience in the life sciences industry and all but one of whom are nonemployee directors. In determining the appropriateness of the fair value of our common stock, the board of directors considered several factors, such as our life cycle, results of research and development, recent financings and financial projections.

Effective January 1, 2006, we adopted the fair value method of accounting for share-based payments, which superseded the previous accounting method, and requires compensation expense to be recognized using a fair-value-based method for costs related to all share-based payments including stock options. Companies are required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We adopted the new provisions using the prospective transition method. Under this method, compensation cost is recognized for all share-based payments granted or modified subsequent to December 31, 2005. All option grants valued after January 1, 2006 are expensed on a straight-line basis over the vesting period.

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

The application of share-based payment principles may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions. If factors change and we employ different assumptions in the application of share-based payment accounting in future periods, or if we decide to use a different valuation model, the compensation expense that we record in the future may differ significantly from what we have recorded in the current period and could materially affect our operating loss, net loss and net loss per share.

The fair value method is applied to all share-based payment awards issued to employees and where appropriate, nonemployees, unless another source of literature applies. When determining the measurement date of a nonemployee’s share-based payment award, the Company measures the stock options at fair value and remeasures such stock options to the current fair value until the performance date has been reached. For stock options granted to nonemployees, the fair value of the stock options is estimated using the Black-Scholes valuation model. This model utilizes the estimated fair value of common stock and requires that, at the date of grant and each subsequent reporting period until the services are completed or a significant disincentive for nonperformance occurs, we make assumptions with respect to the expected term of the option, the volatility of the fair value of our common stock, risk free interest rates and expected dividend yields of our common stock. Different estimates of volatility and expected life of the option could materially change the value of an option and the resulting expense.

Common Stock Warrant Liability

Effective January 1, 2009, we adopted new authoritative accounting guidance regarding the financial reporting for outstanding equity-linked financial instruments. This adoption required certain warrants issued by us to be recorded as a liability and recorded at fair value. Calculating the fair value of the warrant liability requires the input of highly subjective assumptions, which requires our best estimates, and involves inherent uncertainties and the application of management’s judgment. The common stock warrant liability and related changes in fair value are significant to our consolidated financial statements and is based on a weighted-average Black-Scholes valuation model, however the warrant liability will never result in the payment of cash by us.

Net Operating Losses and Tax Credit Carryforwards

At December 31, 2009, we had federal and state net operating loss carryforwards of approximately $51.7 million and $50.7 million, respectively. These net operating loss carryforwards will expire in varying amounts from 2022 through 2029, if not utilized. Under the provisions of Sections 382 and 383 of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and certain tax credits that can be utilized annually in the future to offset taxable income. A valuation allowance has been established to reserve the potential benefits of these carryforwards and tax credits in our consolidated financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets. If a change in our ownership is deemed to have occurred or occurs in the future, our ability to use our net operating loss carryforwards and tax credits in any fiscal year may be significantly limited.

Financial Overview

Revenue

To date, we have not commercialized any products and we have not generated any revenue. On October 2, 2009 we announced that our EMPOWER trial did not meet its primary and secondary efficacy endpoints. As such, we do not expect to generate revenue earlier than the second half of 2013 and then, only if we receive an approved IDE for a clinical trial using the next-generation Maestro RC System, successfully enroll and implant the clinical trial, achieve favorable results and receive FDA approval of our Maestro System. Any revenue from initial sales of a new product is difficult to predict and in any event will only modestly reduce our continued and increasing losses resulting from our research and development and other activities.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development and clinical and regulatory expenses, incurred in the development of our Maestro System. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. From inception through December 31, 2009, we have incurred a total of $91.6 million in research and development expenses. Our research and development expenditures in 2010 and beyond will largely depend on our regulatory path forward. If the FDA grants us approval on an IDE application for a clinical trial using the next-generation Maestro RC System in the treatment of morbid obesity we would expect research and development expenditures to increase in support of a new clinical trial in addition to the continued follow-up on existing trials, such as VBLOC-DM2 ENABLE and EMPOWER.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, market development and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, and accounting services, cash management fees, consulting fees and travel expenses. From inception through December 31, 2009, we have incurred $31.9 million in selling, general and administrative expenses.

Results of Operations

Comparison of the Years Ended December 31, 2009 and 2008

Research and Development Expenses.    Research and development expenses were $15.6 million for the year ended December 31, 2009, compared to $27.7 million for the year ended December 31, 2008. The decrease of $12.1 million, or 43.7%, is primarily due to decreases of $7.7 million, $2.2 million and $1.5 million in professional services, device costs and compensation and benefits expense, respectively. Professional services and device cost decreases are driven by the completion of enrollment and implants in our EMPOWER trial during 2008. We are currently incurring costs related to follow-up visits, which are less expensive than the cost of the implantation procedure, and do not require us to incur new device costs. The reduction in compensation and benefits expense is the result of a reduction-in-force completed December 1, 2008 and a 40% reduction-in-force completed October 27, 2009.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $8.6 million for the years ended December 31, 2009 and 2008. Although total annual selling, general and administrative expenses were consistent, various components fluctuated year-over-year. There were increases of $259,000 and $219,000 in compensation and benefits expense and professional services, respectively. The increases were driven by limited activities in support of commercializing the Maestro System in the event our EMPOWER trial met its primary and secondary efficacy endpoints and the FDA granted us approval to market our Maestro System. These limited activities were put on hold when we determined that our EMPOWER trial failed to meet the primary and secondary efficacy endpoints. The increases were offset by decreases of $331,000 and $104,000 in employee stock-based compensation expense and reduced travel expense, respectively. The decrease in employee stock-based compensation expense is primarily the result of the cancellation and related forfeiture of several stock options granted in 2008 with milestone features that were not achieved in 2009.

Interest Income.    Interest income was $79,000 for the year ended December 31, 2009, compared to $1.1 million for the year ended December 31, 2008. The decrease of $1.0 million, or 92.8%, is primarily due to a decrease in short-term interest rates and a reduction in total cash available to invest. The average cash, cash equivalents and short-term investments balance was $30.1 million and $39.2 million for the years ended December 31, 2009 and 2008, respectively. The decreased average cash, cash equivalents and short-term investments balance is the result of $50.5 million in net cash used in operating and investing activities from January 1, 2008 through December 31, 2009 together with $23.5 million in debt principal payments during the same time period, offset by $15.0 million of debt funding received in November 2008, $15.1 million of net private placement proceeds received February 24, 2009, $5.0 million of additional debt funding received in April 2009 and $4.8 million of net registered direct proceeds received October 7, 2009.

Interest Expense.    Interest expense was $4.1 million for the year ended December 31, 2009, compared to $2.7 million for the year ended December 31, 2008. The increase of $1.4 million, or 52.9%, was primarily the result of entering into a $20.0 million debt facility, of which $15.0 million was funded in November 2008 that resulted in net proceeds of $7.1 million after transaction expenses, facility charges and existing debt pay off and the funding of the remaining $5.0 million in April 2009. The effective rates on the $15.0 million and $5.0 million debt fundings are approximately 19% and 22%, respectively, compared to the old debt facility containing several outstanding loans with effective interest rates primarily ranging from approximately 15% to 17%. On December 1, 2009 we voluntarily prepaid two of the outstanding term loans in full, or approximately 50% of the outstanding principal balance. The prepayment of the term loans resulted in a final payment fee of $500,000 and the acceleration of $602,000 of unamortized discount on notes payable, both recorded as interest expense in 2009.

Change in Value of Warrant Liability.    The change in value of warrant liability was $3.6 million for the year ended December 31, 2009, compared to zero for the year ended December 31, 2008. This is the result of a change in accounting principle effective January 1, 2009, which resulted in warrants issued November 2008 with a recorded value of $1.4 million on December 31, 2008 being reclassified from equity to a liability. On September 29, 2009, Silicon Valley Bank completed a cashless exercise of 956,522 common stock warrants with an exercise price of $1.15 per share. The related warrant liability was marked-to-market on the date of exercise and reclassified to equity. The change in fair value of these warrants from January 1, 2009 to the date of exercise was $3.8 million. On October 2, 2009, Western Technology Investment completed a cashless exercise of 478,261 common stock warrants with an exercise price of $1.15 per share. The related warrant liability was marked-to-market on the date of exercise and reclassified to equity. The change in fair value of these warrants from January 1, 2009 to the date of exercise was $1,000. The fair market value of the remaining 687,500 warrants, with a weighted-average exercise price of $0.80, was $472,000 as of December 31, 2009. The fair market value for these remaining awards was calculated using the Black-Scholes valuation model, which resulted in a $120,000 decrease for the year ended December 31, 2009. The decrease was primarily the result of our stock price decreasing from a closing price of $1.46 on January 1, 2009 to $0.56 on December 31, 2009.

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

Change in Value of Warrant Liability.    Change in value of the convertible preferred stock warrant liability was zero for the year ended December 31, 2008, compared to $362,000 for the year ended December 31, 2007. The preferred stock warrant liability was recorded on December 11, 2006 when we sold an additional 123,569 shares of Series C preferred stock. Upon the closing of the sale, we had insufficient authorized and unissued shares of Series C preferred stock available to share settle outstanding warrants to purchase Series C preferred stock, resulting in the warrants being reclassified as a liability at the estimated fair value of $735,000 on December 11, 2006. On May 14, 2007 we filed an amended certificate of incorporation to increase the number of authorized shares of Series C preferred stock to 6,043,957. As a result of the amendment, we had sufficient authorized and unissued shares of Series C preferred stock available to share settle the warrants. The fair market value of the warrants on May 14, 2007 was determined to be $1.1 million. The $362,000 change in fair value from December 31, 2006 to the amendment date was recorded as expense and the convertible preferred stock liability was reclassified to additional paid-in capital.

Liquidity and Capital Resources

We have incurred losses since our inception in December 2002 and, as of December 31, 2009 we had a deficit accumulated during the development stage of $133.2 million. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments. Prior to our IPO in November 2007, we had received net proceeds of $63.2 million from the sale of common stock and preferred stock and $30.8 million in debt financing, $746,000 to finance equipment purchases and $30.0 million to finance working capital. Through our initial public offering we received net proceeds of $39.1 million after expenses and underwriters’ discounts and commissions and including the exercise of the underwriters’ over-allotment option. In November 2008, we entered into a $20.0 million working capital debt facility, replacing the existing debt financing. We received net proceeds of $7.1 million from the first draw of $15.0 million after transaction expenses, facility charges and existing debt pay off. The debt facility provided that the additional $5.0 million draw was to be available and automatically fund under the terms of the loan agreement if and when the trading price of our common stock on the NASDAQ Global Market met or exceeded a target amount on or before June 30, 2009. The Company’s trading price achieved this target and therefore, on April 28, 2009, the automatic funding of the additional $5.0 million was made to the Company under the debt facility. On February 24, 2009, we completed the sale of 13,110,393 shares of our common stock, together with warrants to purchase an aggregate of 6,555,197 shares of our common stock, in a private placement transaction with several accredited investors. We received gross proceeds of $15.9 million less a placement agent fee of $617,000 and certain other expenses. On October 7, 2009, we completed the sale of 6,161,068 shares of our common stock in a registered direct offering, at a purchase price of $0.80 per share. We received gross proceeds of $4.9 million before deducting estimated offering expenses.

As of December 31, 2009, we had $14.6 million in cash, cash equivalents and short-term investments. Of this amount $13.8 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents. On January 20, 2010, we completed the sale of 7,438,299 shares of our common stock in a registered direct offering, at a purchase price of $0.65 per share. We received gross proceeds of $4.8 million before deducting estimated offering expenses. We believe that the funds received January 20, 2010, together with our pre-existing cash, cash equivalents and short-term investment balances and interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements into the second half of 2010 assuming we do not receive any additional funds. The potential lack of liquidity through 2010 has raised a substantial doubt about our ability to continue as a going concern and is discussed further in “Operating Capital and Capital Expenditure Requirements” below and in Note 3 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute our business plan, including a potentially new clinical trial using the next-generation Maestro RC System if approved by the FDA, we will need to raise significant additional funds. In view of these matters, our ability to continue as a going concern is dependent upon our ability to secure additional financing sufficient to support our research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and ultimately to generate revenues sufficient to cover all costs. See further discussion in the below section titled “Operating Capital and Capital Expenditure Requirements.”

As of December 31, 2009, we had repaid the outstanding principal amount due to Venture Lending & Leasing V, Inc. (a private equity fund under the management of Western Technology Investment) and Compass Horizon Funding Company pursuant to the Loan and Security Agreement, effective as of November 18, 2008

(the Loan Agreement or Prior Loan Agreement). The remaining unpaid balance of $8.2 million in debt financing as of December 31, 2009 owed to Silicon Valley Bank (SVB) pursuant to the Loan Agreement is collateralized by a first security priority lien on all of our assets, excluding intellectual property. We have entered into account control agreements in order to perfect the lender’s first security interest in our cash and investment accounts. In the event we have less than five remaining months of liquidity, we are required to grant a temporary lien on our intellectual property. The number of remaining months of liquidity is calculated by dividing cash and cash equivalents as of the end of any particular month by the sum of our total operating expenses for each of the immediately preceding five months. The debt financing agreement also requires us to (1) maintain a cash and cash equivalents balance that exceeds our aggregate operating expenses for the most recent five calendar month period ending prior to the determination date and (2) secure aggregate net proceeds of at least $20.0 million by January 9, 2010 from new capital transactions, of which $10.0 million was required by June 30, 2009. The second covenant requiring $20.0 million from new capital transactions was achieved with the completion of our private placement transaction on February 24, 2009 together with the completion of our registered direct transaction on October 7, 2009. There are no additional liquidity covenants that we are required to maintain under the terms of our debt financing agreements.

On February 8, 2010 we entered into a First Amendment (the Amendment) with SVB to the Loan Agreement. The Amendment provides that SVB’s term loan shall be repaid with a payment of $383,532 on February 1, 2010 followed by consecutive equal monthly payments of $380,421 each, commencing on March 1, 2010 and ending on December 1, 2011. It also amends the interest rate due on the remaining principal amount of the term loan from 11.0% to a fixed annual rate of 10.0%, payable monthly. Pursuant to the Amendment, the conditions pursuant to which the Excluded Collateral (as defined in the Prior Loan Agreement) will be deemed to be included as Collateral (as defined in the Prior Loan Agreement) are changed from the failure to have five months of remaining liquidity to the occurrence of an Event of Default (as defined in the Prior Loan Agreement) after the date of the Amendment or the lender’s awareness after such date of an Event of Default that occurred on or before such date with written notice of such event delivered to the Company. In addition, the Amendment revises the financial covenants in the Prior Loan Agreement to delete the covenant relating to five months of remaining liquidity and to change the liquidity ratio covenant to equal a ratio of (i) the sum of our unrestricted cash and cash equivalents held with SVB and SVB’s affiliates, divided by (ii) the outstanding principal amount of the term loan, which is not permitted to be less than 1.50:1.00. Finally, the Amendment adds a new covenant, the breach of which would constitute an Event of Default. The new covenant requires that we receive aggregate net proceeds of at least $4.0 million from new capital transactions after January 1, 2010 and before March 31, 2010 and to keep the proceeds of such transactions at SVB until used. We satisfied this new covenant with the closing, on January 20, 2010, of our sale of 7,438,299 shares of common stock to certain institutional investors in a registered direct offering for gross proceeds of approximately $4.8 million, before deducting estimated offering expenses and placement agent fees.

Net Cash Used in Operating Activities

Net cash used in operating activities was $24.7 million, $33.7 million and $23.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was partially offset by depreciation and amortization, change in the carrying value of warrant liability, stock-based compensation and changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $5.0 million, $2.8 million and $8.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Net cash provided by investing activities was primarily related to the proceeds from the maturity of short-term investments partially offset by the purchase of short-term investments and, to a lesser extent, the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $13.2 million, $3.2 million and $46.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Net cash provided by financing activities was attributable to proceeds from debt financing in each of the three years ended December 31, 2009, 2008 and 2007, offset by repayments on long-term debt. We also received net proceeds of $39.1 million from the issuance of common shares in our IPO in the year ended December 31, 2007. During 2009 net cash was provided by the completion of a private placement transaction that resulted in gross proceeds of $15.9 million for the issuance of common stock and common stock warrants, offset by $806,000 in financing costs, and the completion of a registered direct transaction that resulted in gross proceeds of $4.9 million for the issuance of common stock, offset by $92,000 in financing costs. On January 20, 2010, we completed the sale of 7,438,299 shares of our common stock in a registered direct offering, at a purchase price of $0.65 per share. We received gross proceeds of $4.8 million before deducting estimated offering expenses.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any products and we have not earned any operating revenues. On October 2, 2009, we announced preliminary results from our pivotal clinical study, the EMPOWER trial; indicating that based on an initial analysis, the study did not meet its primary and secondary efficacy endpoints, while meeting its safety endpoint. Following this announcement, management has taken steps to preserve capital by halting all commercialization and development activities and focusing on a comprehensive analysis of all clinical, statistical, and engineering data to understand the trial outcome. This resulted in a 40% reduction in force on October 27, 2009. On November 12, 2009 we announced that the ongoing detailed review suggests that vagal blocking therapy may promote safe and effective weight loss as an adjunct to behavioral support, diet and exercise in morbidly obese patients. The review further suggests that these effects were evident in both the treatment and control arms and that based on the analysis to date, the control arm of the trial, which was intended to be inactive, apparently provided a low-intensity blocking signal that introduced VBLOC therapy in human subjects. In January 2010, we met with the FDA to discuss the EMPOWER trial results and the regulatory process going forward. Based on this discussion, we recently submitted an IDE application for a clinical trial using the next-generation Maestro RC System in the treatment of morbid obesity. Assuming we are able to obtain an approved IDE, successfully enroll and implant the new clinical trial and achieve favorable results, and obtain FDA approval for our Maestro System, we do not expect to generate any product revenue earlier than the second half of 2013. As a result, we anticipate that we will continue to incur substantial net losses for the next several years.

We believe the net proceeds from our registered direct offering closed on January 20, 2010 of $4.8 million before deducting estimated offering expenses, together with our pre-existing cash, cash equivalents and short-term investments balance of $14.6 million as of December 31, 2009 and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements into the second half of 2010 assuming we do not receive any additional funds, which has raised a substantial doubt about our ability to continue as a going concern. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute our business plan, including a potentially new clinical trial using the next-generation Maestro RC System if approved by the FDA, we will need to raise significant additional funds. In view of these matters, the ability for us to continue as a going concern is dependent upon our ability to secure additional financing sufficient to support our research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and ultimately to generate revenues sufficient to cover all costs. We may seek to raise funds through the sale of additional equity or debt securities, or by entering into an additional credit facility or through collaboration, licensing or other similar arrangements. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may be required to raise additional capital on more than one occasion and beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing or the FDA does not approve our IDE application for a clinical trial using the next-generation Maestro RC System, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Item 1A “Risk Factors” of this Annual Report on Form 10-K. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$1,601,384	$247,951	$554,619	$577,025	$221,789
Long-term debt, including interest	9,704,775	4,602,387	5,102,388	—	—

Total contractual cash obligations	$11,306,159	$4,850,338	$5,657,007	$577,025	$221,789

The table above reflects only payment obligations that are fixed and determinable. Our operating lease commitments relate to our corporate headquarters in St. Paul, Minnesota.

On February 8, 2010 we entered into an amended loan agreement reducing our annual interest rate from 11.0% to 10.0%, which in turn reduces our monthly principal and interest payments from $383,532 to $380,421, commencing on March 1, 2010 and ending on December 1, 2011. See Note 17 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a more detailed description of the amendment.

The table above excludes a recent two-year extension of our five-year license agreement with the Mayo Foundation for Medical Education and Research (Mayo Foundation) entered into in 2005. Under the terms of the extension, entered into on March 11, 2010 and effective February 3, 2010, the Mayo Foundation will receive an annual retainer of $100,000 in 2010 and 2011. We may also be obligated to pay the Mayo Foundation, contingent upon the occurrence of certain future events, earned royalty payments, including a minimum annual royalty as defined by the agreement, for the commercial sale of products developed and patented by the Mayo Foundation, jointly patented by the Company and the Mayo Foundation, or a product where the Mayo Foundation provided know-how as defined by the agreement. If no products are patented, the minimum royalty is not due.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (ASC or the Codification) as the single source of authoritative, nongovernmental accounting principles generally accepted in the United States of America (GAAP), excluding the guidance issued by the Securities and Exchange Commission (SEC). FASB approved an Exposure Draft that replaced Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, and modified GAAP by establishing only two levels of GAAP, authoritative and nonauthoritative. This was accomplished by authorizing the Codification to become the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification was effective for us beginning with the quarter ended September 30, 2009. The adoption of the Codification did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted new authoritative accounting guidance regarding the financial reporting for outstanding equity-linked financial instruments. See Note 2 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more details on this new authoritative accounting guidance.

There have been no other significant changes in recent accounting pronouncements during the fiscal year ended December 31, 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and short-term investments. As of December 31, 2009, we had $14.6 million in cash, cash equivalents and short-term investments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

EnteroMedics Inc.

St. Paul, Minnesota

We have audited the accompanying consolidated balance sheets of EnteroMedics Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009, and for the period from December 19, 2002 (date of inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, and for the period from December 19, 2002 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company adopted new authoritative accounting guidance regarding the financial reporting for outstanding equity-linked financial instruments.

These accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s recurring losses from operations and stockholder’s capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 3 to the consolidated financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, MN March 29, 2010

ENTEROMEDICS INC.

(A development stage company)

Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$14,617,594	$21,055,108
Short-term investments available for sale	—	5,239,892
Interest receivable	—	57,965
Other receivables	10,007	19,308
Prepaid expenses and other current assets	474,336	421,817

Total current assets	15,101,937	26,794,090
Property and equipment, net	965,829	1,263,903
Other assets	146,234	220,907

Total assets	$16,214,000	$28,278,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$3,880,656	$2,674,597
Accounts payable	33,618	163,377
Accrued expenses	2,077,916	2,862,102
Accrued interest payable	288,305	177,869

Total current liabilities	6,280,495	5,877,945
Notes payable, less current portion (net discounts of $455,469 and $1,329,592 at December 31, 2009 and 2008, respectively)	3,880,810	10,995,811
Common stock warrant liability	471,585	—

Total liabilities	10,632,890	16,873,756

Stockholders’ equity:
Common stock, $0.01 par value 85,000,000 and 50,000,000 shares authorized at December 31, 2009 and 2008, respectively; 37,378,387 and 16,899,935 shares issued and outstanding at December 31, 2009 and 2008, respectively	373,784	168,999
Additional paid-in capital	138,576,593	112,552,256
Deferred compensation	(1,667)	(21,667)
Accumulated other comprehensive income	—	12,988
Deficit accumulated during development stage	(133,367,600)	(101,307,432)

Total stockholders’ equity	5,581,110	11,405,144

Total liabilities and stockholders’ equity	$16,214,000	$28,278,900

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Operations

	Years ended December 31,			Period from December 19, 2002 (inception) to December 31, 2009
	2009	2008	2007
Operating expenses:
Research and development	$15,580,746	$27,673,725	$21,053,395	$91,609,479
Selling, general and administrative	8,631,597	8,596,703	6,972,803	31,907,364

Total operating expenses	24,212,343	36,270,428	28,026,198	123,516,843
Other income (expense):
Interest income	79,355	1,101,923	1,556,551	4,018,425
Interest expense	(4,104,300)	(2,683,658)	(1,648,818)	(9,581,505)
Change in value of warrant liability	(3,644,549)	—	(361,504)	(3,999,456)
Other, net	(47,363)	(21,865)	(95,379)	(157,253)

Net loss	$(31,929,200)	$(37,874,028)	$(28,575,348)	$(133,236,632)

Net loss per share—basic and diluted	$(1.07)	$(2.25)	$(11.69)

Shares used to compute basic and diluted net loss per share	29,845,954	16,835,661	2,445,001

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Stockholders’ Equity (Deficit)

Period from December 19, 2002 (inception) to December 31, 2009

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

Period from December 19, 2002 (inception) to December 31, 2009

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

Period from December 19, 2002 (inception) to December 31, 2009

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

Period from December 19, 2002 (inception) to December 31, 2009

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

Period from December 19, 2002 (inception) to December 31, 2009

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

Period from December 19, 2002 (inception) to December 31, 2009

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

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

Period from December 19, 2002 (inception) to December 31, 2009

	Series C Convertible Preferred Stock		Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2008	—	$—	—	$—	—	$—	16,899,935	$168,999	$112,552,256	$(21,667)	$12,988	$(101,307,432)	$11,405,144
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	(31,929,200)	(31,929,200)
Change in unrealized gain (loss) on available for sale investments	—	—	—	—	—	—	—	—	—	—	(12,988)	—	(12,988)

Total comprehensive loss													(31,942,188)

Employee stock-based compensation expense	—	—	—	—	—	—	—	—	2,209,216	—	—	—	2,209,216
Nonemployee stock-based compensation expense	—	—	—	—	—	—	—	—	210,075	—	—	—	210,075
Issuance of common stock in private investment public equity offering in February 2009 for cash at $1.15 per share, net of financing costs of $806,499	—	—	—	—	—	—	13,110,393	131,104	14,139,349	—	—	—	14,270,453
Warrants issued for the purchase of 6,555,197 shares of common stock in February 2009 for cash at $0.12 per warrant	—	—	—	—	—	—	—	—	819,400	—	—	—	819,400
Issuance of common stock in registered direct offering in October 2009 for cash at $0.80 per share, net of financing costs of $92,470	—	—	—	—	—	—	6,161,068	61,611	4,774,774	—	—	—	4,836,385
Common stock warrants reclassified to common stock warrant liability on January 1, 2009	—	—	—	—	—	—	—	—	(1,398,702)	—	—	(130,968)	(1,529,670)
Cashless exercise of 956,522 warrants with an exercise price of $1.15 per share in exchange for 752,818 shares of common stock in September 2009	—	—	—	—	—	—	752,818	7,528	4,742,598	—	—	—	4,750,126
Cashless exercise of 628,210 warrants with exercise prices ranging from $1.15 to $3.94 per share in exchange for 373,467 shares of common stock in October 2009	—	—	—	—	—	—	373,467	3,735	490,917	—	—	—	494,652
Exercise of 80,706 common stock options in 2009 for cash from $0.46 to $3.70 per share	—	—	—	—	—	—	80,706	807	36,710	—	—	—	37,517
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	20,000	—	—	20,000

Balance, December 31, 2009	—	$—	—	$—	—	$—	37,378,387	$373,784	$138,576,593	$(1,667)	$—	$(133,367,600)	$5,581,110

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Cash Flows

	Years ended December 31,			Period from December 19, 2002 (inception) to December 31, 2009
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(31,929,200)	$(37,874,028)	$(28,575,348)	$(133,236,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	424,354	513,060	403,041	1,580,310
Loss on sale of equipment	4,651	5,313	7,911	20,236
Employee stock-based compensation	2,209,216	2,648,410	883,310	5,788,415
Nonemployee stock-based compensation	230,075	(127,855)	2,972,815	3,217,829
Amortization of commitment fees, debt issuance costs and original issue discount	1,490,940	654,333	738,166	3,264,022
Amortization of short-term investment discount	904	(3,679)	(148,834)	(308,051)
Change in value of warrant liability	3,644,549	—	361,504	3,999,456
Change in operating assets and liabilities:
Interest receivable	57,965	(4,788)	56,224	—
Other receivables	9,301	23,827	2,985	(10,007)
Prepaid expenses and other current assets	(52,519)	4,901	(359,072)	(474,336)
Other assets	—	5,000	1,395	—
Accounts payable	(73,709)	(183,034)	(378,420)	43,599
Accrued expenses	(784,186)	492,058	665,813	2,077,916
Accrued interest payable	110,436	177,869	—	454,127

Net cash used in operating activities	(24,657,223)	(33,668,613)	(23,368,510)	(113,583,116)

Cash flows from investing activities:
Purchases of short-term investments available for sale	—	(9,127,233)	—	(14,882,233)
Maturities of short-term investments available for sale	5,226,000	8,938,414	690,000	14,854,414
Purchases of short-term investments held to maturity	—	(1,185,838)	(6,944,194)	(22,414,130)
Maturities of short-term investments held to maturity	—	4,450,000	15,300,000	22,750,000
Purchases of property and equipment	(186,981)	(244,439)	(800,393)	(2,576,356)

Net cash provided by (used in) investing activities	5,039,019	2,830,904	8,245,413	(2,268,305)

Cash flows from financing activities:
Proceeds from stock options exercised	37,517	65,407	21,187	177,157
Proceeds from warrants issued	819,400	—	—	835,057
Proceeds from warrants exercised	—	—	—	187,652
Proceeds from sale of common stock, net of underwriting fees of $3,074,315	—	—	40,844,477	40,874,977
Proceeds from sale of common stock in private placement and registered direct offerings	20,005,807	—	—	20,005,807
Common stock financing costs	(898,969)	—	(1,752,663)	(2,651,632)
Payment to shareholders for fractional shares upon reverse stock split	—	—	(355)	(355)
Proceeds from sale of Series A, B and C convertible preferred stock	—	—	—	57,928,353
Series B and C convertible preferred stock financing costs	—	—	—	(1,597,983)
Proceeds from convertible notes payable	—	—	—	6,814,846
Proceeds from notes payable	5,000,000	15,000,000	10,000,000	35,831,121
Repayments on notes payable	(11,783,065)	(11,674,658)	(2,793,712)	(27,614,186)
Debt issuance costs	—	(230,241)	—	(321,799)

Net cash provided by financing activities	13,180,690	3,160,508	46,318,934	130,469,015

Net (decrease) increase in cash and cash equivalents	(6,437,514)	(27,677,201)	31,195,837	14,617,594
Cash and cash equivalents:
Beginning of period	21,055,108	48,732,309	17,536,472	—

End of period	$14,617,594	$21,055,108	$48,732,309	$14,617,594

Supplemental disclosure:
Interest paid	$2,502,924	$1,826,674	$935,433	$5,863,355
Noncash investing and financing activities:
Cancellation of Alpha Medical, Inc. Series A convertible preferred stock and common stock	$—	$—	$—	$(661,674)
Issuance of Beta Medical, Inc. Series A convertible preferred stock in exchange for Alpha Medical, Inc. Series A convertible preferred stock and common stock	—	—	—	661,674
Value of warrants issued with debt	542,144	1,398,702	673,768	2,907,676
Value of warrants issued for debt commitment	—	—	550,212	636,250
Value of warrants issued with Series C financing	—	—	—	735,438
Value of warrants issued with private investment public equity financing	154,525	—	—	154,525
Cashless exercise of warrants	5,244,778	—	—	5,244,778
Conversion of notes and interest payable to Series B and C convertible preferred shares	—	—	—	6,980,668
Options issued for deferred compensation	—	—	—	10,898
Common stock issued to Mayo Foundation and for deferred compensation	—	—	1,658,654	1,770,904
Reclassification of warrant liability	1,529,670	—	1,090,345	2,620,015
Conversion of convertible preferred stock to common stock	—	—	103,138	103,138

See accompanying notes to consolidated financial statements.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements

(1)	Formation and Business of the Company

EnteroMedics Inc. (EnteroMedics or the Company) is developing implantable systems to treat obesity and other gastrointestinal disorders. The Company was incorporated in the state of Minnesota on December 19, 2002, originally as two separate legal entities, Alpha Medical, Inc. and Beta Medical, Inc., both of which were owned 100% by a common stockholder. Effective October 1, 2003, the two entities were combined and the combined entity changed its name to EnteroMedics Inc. The Company reincorporated in Delaware on July 22, 2004. The Company is in the development stage and since inception has devoted substantially all of its resources to recruiting personnel, developing its product technology, obtaining patents to protect its intellectual property and raising capital, and has not derived revenues from its primary business activity. Accordingly, the Company is in the development stage, as defined by the Accounting Standards Codification. The Company is headquartered in St. Paul, Minnesota.

EnteroMedics Europe Sárl (EnteroMedics Europe), a wholly owned subsidiary of the Company, was formed in January 2006. EnteroMedics Europe is a Swiss entity established as a means to conduct clinical trials in Switzerland. Upon establishment there were 20 shares of EnteroMedics Europe issued and outstanding with a par value of 1,000 Swiss Francs. EnteroMedics purchased 100% of the shares and then issued one share to a fiduciary agent. The one share is the property of EnteroMedics and is held by the fiduciary in a fiduciary capacity under terms of the Fiduciary Agreement. The functional currency of EnteroMedics Europe has been determined to be the U.S. Dollar.

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

Since inception, EnteroMedics has incurred losses through December 31, 2009 totaling approximately $133.2 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. The Company may need to obtain additional financing and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize.

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair values of investments in debt and equity securities are disclosed in Note 4. The fair value of the Company’s long-term debt is approximately $8.3 million as of December 31, 2009 based on the present value of estimated future cash flows using a discount rate commensurate with borrowing rates available to the Company.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. The Company’s cash equivalents are primarily in money market funds and commercial paper. The Company deposits its cash and cash equivalents in high-quality credit institutions. Under terms of the Company’s notes payable agreements (see Note 7), in the event of default, the lender has the right to enforce account control agreements and restrict the Company’s access to their cash and investment accounts.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance for deferred income tax assets is recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company has provided a full valuation allowance against the gross deferred tax assets as of December 31, 2009 and 2008 (see Note 10). The Company’s policy is to classify interest and penalties related to income taxes as income tax expense in the consolidated statements of operations.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

owners. The difference from reported net loss for the year ended December 31, 2009 related entirely to the maturity of short-term investments and the realization of net unrealized gains on those short-term investments. The difference from reported net loss for the year ended December 31, 2008 related entirely to net unrealized gains on short-term investments. There was no difference from reported net loss for the year ended December 31, 2007.

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses include, but are not limited to, product development, clinical and regulatory expenses, payroll and other personnel expenses, materials, supplies, and consulting costs.

Patent Costs

Costs associated with the submission of a patent application are expensed as incurred given the uncertainty of the patents resulting in probable future economic benefits to the Company. Patent-related legal expenses included in general and administrative costs were $231,291, $346,119 and $378,362 for the years ended December 31, 2009, 2008 and 2007, respectively, and $1,586,996 for the period from December 19, 2002 (inception) to December 31, 2009.

Derivative Instruments

The Company accounts for outstanding warrants that are not indexed to the Company’s stock or warrants issued when the Company has insufficient authorized and unissued stock available to share settle the outstanding warrants as derivative instruments, which require that the warrants be classified as a liability and measured at fair value with changes in fair value recognized currently in earnings and recorded separately in the consolidated statements of operations.

On July 6, 2006, the Company issued 147,635 Series C warrants upon closing the Series C convertible preferred stock financing with a fair value of $735,438 calculated using a Black-Scholes valuation model and the following assumptions: volatility of 55%, dividend rate of 0%, risk-free interest rate of 5.18%, and the maximum seven-year warrant life. In December 2006, the Company had insufficient authorized and unissued Series C stock available to share settle the outstanding Series C warrants which required the warrants to be classified as a liability. The fair market value of the warrants as of December 31, 2006 was $728,841. On May 14, 2007 the Company filed an amended certificate of incorporation to increase the number of authorized shares of Series C stock, resulting in sufficient authorized and unissued shares of Series C stock available to share settle the Series C warrants. The fair market value of the warrants on May 14, 2007 was determined to be $1,090,345. The change in fair value from December 31, 2006 to the amendment date of $361,504 was recorded as expense and the warrant liability was reclassified to additional paid-in capital.

Effective January 1, 2009, as a result of a change in accounting guidance, the Company assessed any outstanding equity-linked financial instruments and concluded that warrants issued in November 2008 with a recorded value of $1.4 million on December 31, 2008 were to be reclassified from equity to a liability. The cumulative effect of the change in accounting principle on January 1, 2009 was a $130,968 increase to the deficit accumulated during development stage. See Note 7 for details regarding the change in fair value of the warrant liability during the year ended December 31, 2009.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based employee compensation using the intrinsic value method and recognizing the expense over the option vesting period. The intrinsic value method is calculated as the difference, if any, between the fair value of the Company’s stock and the exercise price on the date of the grant. The Company also followed the minimum value disclosure provisions.

Effective January 1, 2006, the Company adopted the fair value method of accounting for share-based payments, which superseded the previous accounting method, and requires compensation expense to be recognized using a fair-value-based method for costs related to all share-based payments including stock options. Companies are required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company adopted the new provisions using the prospective transition method, which requires that for nonpublic entities that used the minimum value method for either pro forma or financial statement recognition purposes, to apply the new accounting provisions only to option grants or modifications to existing options that occur after the required effective date. For options granted prior to January 1, 2006, the Company has continued to apply the intrinsic value provisions on any remaining unvested awards. All option grants valued after January 1, 2006 are expensed on a straight-line basis over the vesting period.

The fair value method is applied to all share-based payment awards issued to employees and where appropriate, nonemployees, unless another source of literature applies. When determining the measurement date of a nonemployee’s share-based payment award, the Company measures the stock options at fair value and remeasures such stock options to the current fair value until the performance date has been reached.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted-average common shares outstanding during the period plus dilutive potential common shares calculated using the treasury stock method. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. The Company’s potential dilutive shares, which include outstanding common stock options, unvested common shares subject to repurchase and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
Numerator:
Net loss	$(31,929,200)	$(37,874,028)	$(28,575,348)

Denominator for historical and basic and diluted net loss per share:
Weighted-average common shares outstanding	29,845,954	16,835,661	2,447,515
Weighted-average unvested common shares subject to repurchase	—	—	(2,514)

Denominator for net loss per common share—basic and diluted	29,845,954	16,835,661	2,445,001

Net loss per share—basic and diluted	$(1.07)	$(2.25)	$(11.69)

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	December 31,
	2009	2008	2007
Stock options outstanding	5,974,173	2,797,178	2,101,926
Warrants to purchase common stock	7,994,225	1,759,216	683,235

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (ASC or the Codification) as the single source of authoritative, nongovernmental accounting principles generally accepted in the United States of America (GAAP), excluding the guidance issued by the Securities and Exchange Commission (SEC). FASB approved an Exposure Draft that replaced Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, and modified GAAP by establishing only two levels of GAAP, authoritative and nonauthoritative. This was accomplished by authorizing the Codification to become the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification was effective for the Company beginning with the quarter ended September 30, 2009. The adoption of the Codification did not have a material impact on the consolidated financial statements.

Effective January 1, 2009, the Company adopted new authoritative accounting guidance regarding the financial reporting for outstanding equity-linked financial instruments. See the discussion above in this Note 2, under the heading “Derivative Instruments,” for more details on the adoption of this new authoritative accounting guidance.

There have been no other significant changes in recent accounting pronouncements during the fiscal year ended December 31, 2009.

(3)	Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the period from inception (December 19, 2002) through December 31, 2009 the Company experienced net losses of $133.2 million and cash used in operations of $113.6 million. As of December 31, 2009, the Company has not emerged from the development stage and had approximately $14.6 million of cash and cash equivalents. On January 14, 2010, the Company entered into a securities purchase agreement with certain institutional investors for the sale of 7,438,299 shares of its common stock in a registered direct offering, at a purchase price of $0.65 per share. On January 20, 2010 the Offering closed and the Company received gross proceeds of $4.8 million before deducting estimated offering expenses (see Note 17). Assuming the Company does not receive any additional funds, it estimates that it has sufficient funds to operate into the second half of 2010, which has raised a substantial doubt about the Company’s ability to continue as a going concern. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute its business plan, including a potentially new clinical trial using the next-generation Maestro RC System, if approved by the FDA, the Company will need to and plans to raise significant additional funds. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to secure additional financing sufficient to support its research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and ultimately to generate revenues sufficient to cover all costs.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

Since inception, the Company has financed its activities principally from the sale of equity securities. While the Company has been successful in the past in obtaining the necessary capital to support its operations, and has similar future plans, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing stockholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company cannot execute its plan to raise funds on acceptable terms, the Company will not be able to continue as a going concern, develop or enhance products, obtain the required regulatory clearances or approvals, execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressure or unanticipated customer requirements. If the Company is unable to obtain additional financing or the FDA does not approve the IDE application for a clinical trial using the next-generation Maestro RC System, the Company may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business. Any of these events would adversely affect the Company’s ability to achieve the Company’s development and commercialization goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

(4)	Short-term Investments and Fair Value Measurements

Effective January 1, 2008, the Company adopted fair value measurement and disclosure provisions for its financial assets and liabilities as described below.

Fair value of financial assets and liabilities is defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

In addition, the Company recorded a financial liability in 2009 related to warrants outstanding, which is fair valued using Level 3 inputs (see Note 7).

The Company did not hold any short-term investments classified as available for sale as of December 31, 2009 and did not hold any short-term investments classified as held to maturity as of December 31, 2009 and 2008. The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value as of December 31, 2008. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

All short-term investments at December 31, 2008 are classified as Level 2 and are as follows:

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

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

(5)	Property and Equipment

Property and equipment consist of the following as of:

	December 31,
	2009	2008
Furniture and equipment	$1,713,162	$1,643,344
Computer hardware and software	468,289	457,403
Leasehold improvements	32,258	—

	2,213,709	2,100,747
Less accumulated depreciation and amortization	(1,247,880)	(836,844)

Property and equipment, net	$965,829	$1,263,903

Depreciation expense included in the consolidated statements of operations was $424,354, $513,060 and $403,041 for the years ended December 31, 2009, 2008 and 2007, respectively, and $1,580,310 for the period from December 19, 2002 (inception) to December 31, 2009.

(6)	Accrued expenses

Accrued expenses consist of the following as of:

	December 31,
	2009	2008
Professional service related expenses	$1,419,576	$1,150,223
Payroll related expenses	423,377	1,176,255
Other expenses	234,963	535,624

Accrued expenses	$2,077,916	$2,862,102

(7)	Notes payable

Notes payable consists of the following as of:

	December 31,
	2009	2008
Growth capital loan dated November 18, 2008 (net discount of $455,469 and $1,329,592 at December 31, 2009 and 2008, respectively)	$7,761,466	$13,670,408
Less current portion	(3,880,656)	(2,674,597)

Total long-term debt	$3,880,810	$10,995,811

On May 17, 2007 the Company entered into a $15.0 million debt facility with Western Technology Investment (WTI) of which $5.0 million was drawn on May 22, 2007, $2.5 millions was drawn on August 31, 2007 and $2.5 million was drawn on October 31, 2007. Each loan consisted of interest only payments for the first six months, except for the October 31, 2007 draw which was for the first four months, at an annual percentage rate of 12.48%, followed by 30 equal principal and interest installments at an annual percentage rate of 10.25%. Each loan included a final payment of 3.1% of the amount funded.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

Upon the closing of the initial commitment, the Company issued 67,963 Series C stock warrants with an exercise price of $8.0926 per share and a seven year life. The fair value of the warrants at the time of issuance was determined to be $550,212 and is recorded as interest expense in 2007. The fair value of the warrants was calculated using a Black-Scholes valuation model and the following assumptions: volatility of 55.5%, dividend rate of 0%, risk-free interest rate of 4.76% and a seven year life. In accordance with the agreement, upon the closing of the IPO, the warrants were converted into warrants to purchase common stock, with all other terms unchanged.

In conjunction with the three growth capital loan draws between May and October 2007, the Company issued a total of 67,964 Series C stock warrants at an exercise price of $8.0926 per share and a seven year life. The combined fair value of the warrants issued was determined to be $673,768 and is recorded as interest expense over the term of the loan, with $286,319 and $132,217 recorded as interest expense in 2008 and 2007, respectively. This fair value was calculated using a Black-Scholes valuation model and the following assumptions: volatility between 50.3% and 55.5%, dividend rate of 0%, risk-free interest rate between 4.47% and 4.83% and a seven year life. In accordance with the agreement, upon the closing of the IPO, the warrants were converted into warrants to purchase common stock, with all other terms unchanged.

On November 21, 2008, the Company had outstanding $7,702,641 (principal of $6,939,610 and interest of $763,031) in total payments and $255,232 of unamortized discount on notes payable with WTI. Proceeds from a new debt agreement, discussed below, were used to repay all outstanding indebtedness under the previous WTI loan agreements, resulting in the one-time interest payment of $763,031 and the acceleration of $255,232 of unamortized discount on notes payable, both recorded as interest expense in 2008.

On November 18, 2008 the Company entered into a new Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank (SVB), Venture Lending & Leasing V, Inc. (a private equity fund under the management of WTI) and Compass Horizon Funding Company LLC (Horizon and, collectively with SVB and WTI, the Lenders), in an aggregate principal amount of up to $20.0 million. On November 21, 2008, SVB and WTI each funded a Term Loan in the aggregate principal amount of $10.0 million and $5.0 million, respectively. The additional $5.0 million Term Loan was automatically funded by Horizon on April 28, 2009 when the trading price of the Company’s common stock on the NASDAQ Global Market exceeded a target amount specified in the Loan Agreement.

Interest-only payments are required on the Term Loans during a period beginning on the Term Loan funding date and continuing through June 30, 2009, followed thereafter by equal monthly payments of principal and interest over the remaining term of the Term Loan. Amounts borrowed under the Loan Agreement bear interest per annum at a rate equal to 12.0% during the period of interest-only payments, and thereafter, at a rate of 11.0% per annum for the remainder of the term. The Loan Agreement will terminate and all outstanding Term Loans must be repaid no later than December 1, 2011 (the Maturity Date). On the Maturity Date, the Company will also make a final payment in an aggregate amount equal to 5.0% of the Term Loans funded by the Lenders (the Final Payment Fee). The Company may voluntarily prepay the Term Loans in full, but not in part and any voluntary or mandatory prepayment is subject to applicable prepayment premiums. The Company will also be required to pay the Final Payment Fee in connection with any voluntary or mandatory prepayment.

On December 1, 2009 the Company voluntarily prepaid both the WTI and Horizon Term Loans in full, or $9,100,468 (principal of $8,522,346, interest accrued and not yet paid of $78,122 and the 5.0% Final Payment Fee of $500,000). The prepayment of the Term Loans also resulted in the acceleration of $601,505 of unamortized discount on notes payable, recorded as interest expense in 2009. Both WTI and Horizon released their right to future interest when the Term Loans were paid in full.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

The Loan Agreement requires the issuance of warrants to the Lenders with an aggregate exercise price equal to 11.0% of the loan commitment. The warrants give the Lenders the option to purchase either (i) shares of the Company’s common stock with a per share exercise price equal to $1.5846, or (ii) shares of the Company’s stock (including common stock) issued in an equity financing that occurs within 18 months after November 18, 2008 at the per share price of the stock sold in the financing. On November 18, 2008 (i) SVB was issued a warrant to purchase an aggregate number of shares equal to $1,100,000 divided by the per share exercise price of the warrant, (ii) WTI was issued a warrant to purchase an aggregate number of shares equal to $550,000 divided by the per share exercise price of the warrant, and (iii) Horizon received a warrant to purchase an aggregate number of shares equal to $55,000 divided by the per share exercise price of the warrant. On April 28, 2009 Horizon was issued an additional warrant to purchase an aggregate number of shares equal to $495,000 divided by the per share exercise price of the warrant in connection with the additional $5.0 million Term Loan that was automatically funded by Horizon pursuant to the Loan Agreement.

On November 18, 2008, the Company issued a total of 1,075,981 common stock warrants with an exercise price of $1.5846 per share and a ten year life to the Lenders, or a calculated fair value of $1.4 million. This fair value was calculated using a Black-Scholes valuation model and the following assumptions: volatility of 78.9%, dividend rate of 0%, risk-free interest rate of 3.54% and a ten year life. The exercise price of the common stock warrants issued on November 18, 2008 was adjusted to $1.15, the price per share sold in an equity financing that closed on February 24, 2009 (see Note 8), resulting in an additional 406,628 common stock warrants for the Lenders. On April 28, 2009, the Company issued a total of 296,763 common stock warrants with an exercise price of $1.668 per share and a ten year life to Horizon, or a calculated fair value of $542,144. This fair value was calculated using a Black-Scholes valuation model and the following assumptions: volatility of 99.1%, dividend rate of 0%, risk-free interest rate of 3.00% and a ten year life. The exercise price of the common stock warrants issued to Horizon on both November 18, 2008 and April 28, 2009 was further adjusted to $0.80, the price per share sold in an equity financing that closed October 7, 2009 (see Note 8), resulting in an additional 342,911 common stock warrants for Horizon. On January 20, 2010, the Company closed an equity financing transaction at $0.65 per share resulting in an additional adjustment to Horizon’s outstanding warrants (see Note 17).

As discussed in Note 2, effective January 1, 2009, as a result of a change in accounting guidance, the Company revalued the warrants issued in November 2008 and reclassified them from equity to a liability. The fair value of the warrant liability on January 1, 2009 was $1.5 million and the change in fair value was recorded as an increase to the deficit accumulated during development stage. This fair value was calculated using a weighted-average Black-Scholes valuation model and the following assumptions: volatility of 79.6%, dividend rate of 0%, risk-free interest rate of 2.24% and a remaining life of 9.88 years.

On September 29, 2009, SVB completed a cashless exercise of the warrants issued to them as part of the Loan Agreement. SVB held a total of 956,522 common stock warrants with an exercise price of $1.15 per share. The cashless exercise of the warrants resulted in the Company issuing 752,818 shares of its common stock. The fair value of the warrant liability on the date of exercise was $4.8 million. This fair value was calculated using a weighted-average Black-Scholes valuation model and the following assumptions: volatility of 108.0%, dividend rate of 0%, risk-free interest rate of 3.29% and a remaining life of 9.14 years. As a result of the warrants being exercised, the warrant liability was reclassified to equity with $3.8 million being recorded as a change in value of the warrant liability for the year ended December 31, 2009.

On October 2, 2009, WTI completed a cashless exercise of the warrants issued to them as part of the Loan Agreement entered into on November 18, 2008. WTI held a total of 478,261 common stock warrants with an exercise price of $1.15 per share. The cashless exercise of the warrants resulted in the Company issuing 355,493 shares of its common stock. The fair value of the warrant liability on the date of exercise was $494,652. This fair

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

value was calculated using a weighted-average Black-Scholes valuation model and the following assumptions: volatility of 108.0%, dividend rate of 0%, risk-free interest rate of 3.22% and a remaining life of 9.13 years. As a result of the warrants being exercised, the warrant liability was reclassified to equity with $1,210 being recorded as a change in value of the warrant liability for the year ended December 31, 2009. WTI also completed a cashless exercise of an additional 149,949 common stock warrants with an exercise price of $3.94 per share. The cashless exercise of the warrants resulted in the Company issuing 17,974 shares of its common stock. These warrants were not included as part of the warrant liability.

As of December 31, 2009, Horizon had outstanding 687,500 common stock warrants with an exercise price of $0.80 per share. The fair value of the warrant liability associated with these warrants is $471,585 as of December 31, 2009. This fair value was calculated using a weighted-average Black-Scholes valuation model and the following assumptions: volatility between 103.9% and 104.8%, dividend rate of 0%, risk-free interest rate of 3.84% and a remaining life between 8.89 and 9.33 years. The Company recorded a decrease of $119,904 in the change in value of the warrant liability for the year ended December 31, 2009 for this portion of the warrant liability.

The debt financing is collateralized by a first security priority lien on all of the Company’s assets, excluding intellectual property. The Company has entered into account control agreements in order to perfect the Lenders first security interest in the Company’s cash and investment accounts. In the event the Company has less than five remaining months of liquidity, the Company is required to grant a temporary lien on its intellectual property. The number of remaining months of liquidity is calculated by dividing cash and cash equivalents as of the end of any particular month by the sum of the Company’s total operating expenses for each of the immediately preceding five months. The debt financing agreement also requires the Company to both maintain a cash and cash equivalents balance that exceeds the outstanding principal balance and secure aggregate net proceeds of at least $20.0 million by January 9, 2010 from new capital transactions, of which $10.0 million was required by June 30, 2009. The financial and capital covenants may change upon the achievement of certain milestones defined in the debt financing agreement.

The Company was in compliance with all covenants related to the notes payable at December 31, 2009, and has not incurred any events of default as described in the terms of the notes payable agreements.

Subsequent to year end on February 8, 2010, the Company entered into an amendment to the Loan Agreement with SVB, the only remaining lender, amending both the terms and covenants (see Note 17).

Scheduled debt principal payments are as follows as of December 31, 2009:

Years Ending December 31:
2010	$3,880,656
2011	4,336,279

8,216,935
Less: Original issue discount	(455,469)

Notes payable, net	$7,761,466

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

(8)	Stock Purchases

On February 19, 2009, the Company entered into several securities purchase agreements for the sale of 13,110,393 shares of its common stock, together with warrants to purchase an aggregate of 6,555,197 shares of its common stock, in a private placement transaction with several accredited investors (the Private Placement) including certain directors and officers of the Company (see Note 13). The purchase price per share was $1.15, which equaled the consolidated closing bid price of the Company’s common stock as reported by the NASDAQ Global Market on February 19, 2009. The warrants will be exercisable at any time and from time to time beginning on the date that is six months and one day after the closing of the Private Placement and ending four years after the closing of the Private Placement. The warrants have an exercise price of $1.38 per share, which equals 120% of the consolidated closing bid price of the Company’s common stock as reported by the NASDAQ Global Market on February 19, 2009. On February 24, 2009, the Company completed the final closing of the Private Placement receiving gross proceeds of $15.9 million, less a placement agent fee and certain other expenses. In addition, the placement agent received a warrant to purchase 218,242 shares of common stock in the same form as that issued to participants in the Private Placement.

On October 2, 2009, the Company entered into a securities purchase agreement with certain institutional investors for the sale of 6,161,068 shares of its common stock in a registered direct offering (the Offering), at a purchase price of $0.80 per share. On October 7, 2009, the Offering closed and the Company received gross proceeds of $4.9 million before deducting estimated offering expenses. No warrants were issued with the Offering. On January 20, 2010, the Company closed an additional equity financing transaction (see Note 17).

(9)	Convertible Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation, currently authorizes 5,000,000 shares of $0.01 par value convertible preferred stock. As of December 31, 2009 and 2008, there were no shares of convertible preferred stock issued or outstanding as all shares of Series A, Series B and Series C convertible preferred stock converted into shares of common stock upon completion of the Company’s IPO utilizing the quotient obtained by dividing the original purchase price per share of $6.5593, $3.9430 and $8.0926 by $4.2379, $3.9430 and $8.0926 per share, respectively.

(10)	Income Taxes

The Company has incurred net operating losses (NOLs) since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.

The income tax expense benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

	2009	2008	2007
Computed ‘expected’ tax benefit	34.0%	34.0%	34.0%
Other permanent adjustments	-6.3%	-0.8%	-2.7%
Research and development credit	1.2%	2.4%	2.2%
Effect of foreign operations	0.0%	0.0%	0.0%
Federal valuation allowance	-28.9%	-35.6%	-33.5%

	0.0%	0.0%	0.0%

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31 is presented below:

	2009	2008
Deferred tax assets (liabilities):
Start-up costs	$10,729,000	$7,727,000
Capitalized research and development costs	16,376,000	—
Reserves and accruals	1,436,000	1,380,000
Property and equipment	499,000	59,000
Research and development credit	2,089,000	2,599,000
Net operating loss carryforwards	20,773,000	30,138,000

Total gross deferred tax assets	51,902,000	41,903,000
Valuation allowance	(51,902,000)	(41,903,000)

Net deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. In addition, certain limitations imposed under the Internal Revenue Code could further limit the Company’s realization of these deferred tax assets in the event of a change in ownership of the Company (as described below).

Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of December 31, 2009 and 2008.

As of December 31, 2009, the Company has U.S. federal net operating loss carryforwards of approximately $51,704,000. Of the total federal net operating loss, $258,000 would result in tax benefits recorded to additional paid-in capital. The federal net operating loss carryforwards expire in the years 2022 through 2029. However, the taxing authorities do have the ability to adjust our net operating loss calculations upon utilization.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Sections 382 and 383. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

As of December 31, 2009 and 2008, there were no unrecognized tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

The Company is subject to federal and state examinations for the years 2006 forward. There are no tax examinations currently in progress.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

(11)	Stock Options

The Company has adopted the EnteroMedics Inc. 2003 Stock Incentive Plan (the Plan) that includes both incentive stock options and nonqualified stock options to be granted to employees, officers, consultants, independent contractors, directors and affiliates of the Company. At December 31, 2009 and 2008, according to the Plan, 6,901,103 and 3,901,103 shares, respectively, have been authorized and reserved. The board of directors establishes the terms and conditions of all stock option grants, subject to the Plan and applicable provisions of the Internal Revenue Code. Incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date. The options granted to participants owning more than 10% of the Company’s outstanding voting stock must be granted at an exercise price not less than 110% of fair market value of the common stock on the grant date. The options expire on the date determined by the board of directors, but may not extend more than 10 years from the grant date, while incentive stock options granted to participants owning more than 10% of the Company’s outstanding voting stock expire five years from the grant date. The vesting period for employees is generally over four years. The vesting period for nonemployees is determined based on the services being provided.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

Stock option activity is as follows:

	Shares Available For Grant	Outstanding Options		Aggregate Intrinsic Value
		Number of Shares	Weighted-Average Exercise Price
Shares reserved at Plan inception	42,858	—	$—

Balance, December 31, 2003	42,858	—	—
Shares reserved	439,561	—	—
Options granted	(344,796)	344,796	0.46
Options exercised	—	—	—
Options cancelled	3,847	(3,847)	0.46

Balance, December 31, 2004	141,470	340,949	0.46
Shares reserved	678,891	—	—
Options granted	(504,285)	504,285	0.46
Options exercised	—	(29,561)	0.46
Options cancelled	43,255	(43,255)	0.46

Balance, December 31, 2005	359,331	772,418	0.46
Shares reserved	566,697	—	—
Options granted	(679,911)	679,911	1.15
Options exercised	—	(87,022)	0.46
Options cancelled	103,436	(103,436)	0.46

Balance, December 31, 2006	349,553	1,261,871	0.83
Shares reserved	2,173,096	—	—
Options granted	(912,805)	912,805	6.50
Options exercised	—	(35,132)	0.60
Options cancelled	37,618	(37,618)	3.88

Balance, December 31, 2007	1,647,462	2,101,926	3.24
Shares reserved	—	—	—
Options granted	(1,331,308)	1,331,308	7.59
Options exercised	—	(100,973)	0.64
Options cancelled	535,082	(535,083)	6.44

Balance, December 31, 2008	851,236	2,797,178	4.80	$766,256

Shares reserved	3,000,000	—	—
Options granted	(4,156,200)	4,156,200	2.45
Options exercised	—	(80,706)	0.46
Options cancelled	898,499	(898,499)	5.20

Balance, December 31, 2009	593,535	5,974,173	$3.16	$68,243

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

The options outstanding, vested and currently exercisable by exercise price at December 31, 2009:

Outstanding Options and Expected to Vest				Options Exercisable and Vested
Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
$0.46	682,434	5.5	$68,243	670,441	$0.46	$67,044
$0.63	1,270,000	9.9	—	317,500	$0.63	—
$1.10	517,792	9.1	—	106,683	$1.10	—
$1.40	25,000	9.1	—	11,979	$1.40	—
$1.77	5,250	8.9	—	2,583	$1.77	—
$1.91	252,683	6.8	—	205,840	$1.91	—
$1.93	80,000	9.3	—	31,664	$1.93	—
$2.30	175,000	9.4	—	34,028	$2.30	—
$3.33	6,250	9.5	—	6,250	$3.33	—
$3.56	19,969	8.6	—	9,636	$3.56	—
$3.70	1,262,130	9.5	—	212,188	$3.70	—
$4.40	81,656	8.4	—	42,698	$4.40	—
$5.06	278,000	9.7	—	20,000	$5.06	—
$5.19	407,190	7.1	—	300,166	$5.19	—
$7.46	63,738	7.3	—	56,229	$7.46	—
$8.00	137,500	8.2	—	98,440	$8.00	—
$8.16	19,095	7.8	—	13,354	$8.16	—
$8.27	553,123	8.1	—	212,819	$8.27	—
$8.46	137,363	7.4	—	98,443	$8.46	—

	5,974,173		$68,243	2,450,941	$3.17	$67,044

Stock-Based Compensation for Nonemployees

Stock-based compensation expenses related to stock options granted to nonemployees is recognized as the stock options are earned. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date, using the Black-Scholes option-pricing model, until the award vests or there is a substantial disincentive for the nonemployee not to perform the required services. The fair value for the years ended December 31, 2009, 2008 and 2007 was calculated using the following assumptions:

	Years Ended December 31,
	2009	2008	2007
Risk-free interest rates	2.68%–3.71%	2.24%–3.98%	4.03%–5.03%
Expected life	6 years–9.98 years	10 years	10 years
Expected dividends	0%	0%	0%
Expected volatility	99.70%–108.10%	72.88%–75.25%	60.50%–63.25%

Stock-based compensation expense charged to operations on options granted to nonemployees for the years ended December 31, 2009, 2008 and 2007 was $210,075, $(147,855) and $1,289,349, respectively, and $1,448,593 for the period from December 19, 2002 (inception) to December 31, 2009.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

Employee Stock-Based Awards Granted on or Subsequent to January 1, 2006

On January 1, 2006, the Company adopted the fair value method of accounting for the issuance of stock-based payments, using the prospective transition method. Under this transition method, beginning January 1, 2006, compensation cost recognized includes: (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value method, and (b) compensation cost for all stock-based payments granted or modified subsequent to December 31, 2005, based on the estimated grant-date fair value.

Compensation cost for employee stock-based awards is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. The weighted average estimated fair value of the employee stock options granted for the years ended December 31, 2009, 2008 and 2007 was $1.94, $4.62 and $4.51 per share, respectively.

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The estimated grant-date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Risk-free interest rates	1.90%–2.99%	2.57%–4.01%	4.15%–4.79%
Expected life	5.25 years–6.25 years	5 years–6.25 years	6 years–6.5 years
Expected dividends	0%	0%	0%
Expected volatility	88.10%–103.20%	67.63%–74.50%	55.13%–58.63%

Expected Life.    The expected life is based on the “simplified” method described in the SEC Staff Accounting Bulletin, Topic 14: Share-Based Payment.

Volatility.    Since the Company was a private entity for most of 2007 and a limited amount of historical data regarding the volatility of its common stock is available, the expected volatility used for 2009, 2008 and 2007 is based on both the volatility of similar entities, referred to as “guideline” companies, and the Company’s historical volatility. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.

Risk-Free Interest Rate.    The risk-free rate is based on the daily yield curve rate from the U.S. Treasury with remaining terms similar to the expected term on the options.

Dividend Yield.    The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Forfeitures.    The Company is required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

As of December 31, 2009 there was $6,965,951 of total unrecognized compensation costs related to non-vested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted-average period of 2.69 years.

The aggregate intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2009, 2008 and 2007, was $92,929, $284,437 and $184,970, respectively.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

(12)	Warrants

Stock warrant activity is as follows:

	Common Shares	Price(1)	Series A Preferred Shares	Price(1)	Series B Preferred Shares	Price(1)	Series C Preferred Shares	Price(1)
Balance as of:
December 31, 2002	—		—		—		—
Granted	—		125,778	$0.91	23,516	$3.9430	—
Exercised	—		—		—		—
Cancelled	—		—		—		—

December 31, 2003	—		125,778	$0.91	23,516	$3.9430	—
Granted	—		—		101,205	$3.9430	—
Exercised	—		(125,778)	$1.46	—		—
Cancelled	—		—		—		—

December 31, 2004	—		—		124,721	$3.9430	—
Granted	170,336	$0.46	—		69,744	$3.9430	—
Exercised	—		—		—		—
Cancelled	—		—		—		—

December 31, 2005	170,336	$0.46	—		194,465	$3.9430	—
Granted	—		—		34,872	$3.9430	147,635	$8.0926
Exercised	—		—		—		—
Cancelled	—		—		—		—

December 31, 2006	170,336	$0.46	—		229,337	$3.9430	147,635	$8.0926
Granted(2)	—		—		—		135,927	$8.0926
Exercised	—		—		—		—
Cancelled	—		—		—		—
Converted upon close of IPO	512,899	$6.24	—		(229,337)	$3.9430	(283,562)	$8.0926

December 31, 2007	683,235	$4.80	—		—		—
Granted(2)	1,075,981	$1.58	—		—		—
Exercised	—		—		—		—
Cancelled	—		—		—		—

December 31, 2008	1,759,216	$2.83	—		—		—
Granted(2)(3)	9,240,311	$1.31	—		—		—
Exercised(3)	(1,584,732)	$1.41	—		—		—
Cancelled(3)	(1,420,570)	$1.59	—		—		—

December 31, 2009	7,994,225	$1.57	—		—		—

(1)	Represents weighted-average exercise price per share.
(2)	See Notes 7 and 8 for discussions relating to the issuance of warrants in 2009, 2008 and 2007.
(3)	See Note 7 for discussions relating to both the cashless exercises of warrants in 2009 and the cancellation and reissuance of warrants following down round equity financings.

At December 31, 2009 and 2008, the weighted-average remaining contractual life of outstanding warrants was 3.65 and 7.49 years, respectively. All of the warrants outstanding are currently exercisable.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

The aggregate number of common shares that could be issued if all warrants were exercised and converted to common stock at the option of the holder would be 7,994,225.

(13)	Related Party Transactions

The Company shared space with Restore Medical, Inc. (Restore) until Restore was acquired by Medtronic, Inc. in July 2008, a related party who had directors and stockholders that are officers of the Company. The Company reimbursed Restore for various facility expenses, including property taxes, common area maintenance charges, payroll for the use of personnel, and shipping charges. Beginning in 2005 the Company also reimbursed Restore for rent expense related to the sublease agreement discussed in Note 14. Total expenses recorded were approximately $294,000 and $432,000 for the years ended December 31, 2008 and 2007, respectively, and approximately $1,125,000 for the period from December 19, 2002 (inception) to December 31, 2009. The majority of expenses are included in general and administrative costs on the consolidated statements of operations. On December 31, 2009 and 2008 the Company had no outstanding payable balance to Restore.

Prior to 2009, the Company obtained consulting services from Venturi Development, Inc. (VDI), whose stockholders and officers are investors in the Company. The consultants received cash compensation for services provided. Total expenses recorded, including consulting expenses, were approximately $1,000 and $29,000 for the years ended December 31, 2008 and 2007, respectively, and approximately $2,680,000 for the period from December 19, 2002 (inception) to December 31, 2009. On December 31, 2009 and 2008 the Company had no outstanding payable balance to VDI.

Private Placement

As discussed in Note 8, on February 19, 2009, the Company entered into several securities purchase agreements for the sale of 13,110,393 shares of its common stock, together with warrants to purchase an aggregate of 6,555,197 shares of its common stock, in a private placement transaction with several accredited investors (the Private Placement). The following officers, directors and principal stockholders, each purchased shares of common stock and warrants in the Private Placement at a price of $1.15 per share and $0.125 per share, respectively. The shares purchased, together with the proceeds, before expenses to the Company, are shown in the table below:

Beneficial Owner	Shares Purchased	Warrants Purchased	Net Proceeds, before expenses, to the Company
MPM Capital	1,765,499	882,750	$2,140,669
Bay City Capital	1,649,485	824,742	$2,000,000
Aberdare Ventures	1,237,113	618,557	$1,500,000
InterWest Partners	678,402	339,201	$822,563
Bobby I. Griffin	206,186	103,093	$250,000
Mark B. Knudson, Ph.D.	65,979	32,990	$80,000
Greg S. Lea	16,495	8,247	$20,000

Luke Evnin, Ph.D. is a director of the Company and is a member of MPM BioVentures III LLC and a manager of MPM Asset Management Investors 2002 BVIII LLC. Carl Goldfischer, M.D. is a director of the Company and is a managing director of Bay City Capital LLC. Paul H. Klingenstein is a director of the Company and is a managing partner of the Aberdare Funds. Ellen Koskinas served as a director of the Company until her resignation, effective April 3, 2009, and was a venture member of InterWest Management Partners IX, LLC.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

Bobby I. Griffin is a director of the Company. Mark B. Knudson, Ph.D. is the Company’s President, Chief Executive Officer and Chairman of the Board. Greg S. Lea is the Company’s Senior Vice President and Chief Financial Officer.

Consulting Agreement—Nicholas L. Teti, Jr.

On May 28, 2009 the Company entered into a one-year consulting agreement effective June 1, 2009 with Nicholas L. Teti, Jr., who is a member of the board of directors. Pursuant to the agreement, in exchange for consulting services provided, Mr. Teti was entitled to receive a consulting fee of $275,000 per year and the reimbursement of reasonable expenses. Mr. Teti also received an option to purchase 150,000 shares of common stock at $2.30 per share that vests in 36 equal monthly installments following the date of grant. The full grant date fair value of the option grant was approximately $314,000. Total stock-based compensation expense recorded was approximately $41,000 for the year ended December 31, 2009. In addition to the option grant, the Company paid Mr. Teti approximately $268,000 in fees and expenses for consulting services rendered during the year ended December 31, 2009.

On February 10, 2010, the Company entered into a new agreement with Mr. Teti, which was effective as of February 1, 2010. In connection with entering into the new agreement, Mr. Teti and the Company agreed to terminate Mr. Teti’s prior consulting agreement. However, the options that Mr. Teti received in connection with the prior agreement will continue to vest in accordance with their terms. Pursuant to the new agreement, in exchange for consulting services provided, Mr. Teti is entitled to receive a consulting fee of $15,416.67 per month and one-third of Mr. Teti’s administrative assistant expenses. Mr. Teti also received an option to purchase 75,000 shares of common stock at $0.54 per share that vests such that one-third of the options vested immediately with the remainder vesting in 36 equal monthly installments following the date of grant.

Consulting Agreement—Bobby I. Griffin

Effective September 21, 2006, the Company entered into a consulting agreement with Bobby I. Griffin, who is a member of the board of directors. The consulting agreement provided for the consultant to receive compensation in the form of an option to purchase common stock for services provided. Pursuant to this consulting agreement, Mr. Griffin received a one-time option grant to purchase 54,946 shares of common stock at $1.91 per share that vested 25% on the first anniversary of the date the consulting agreement was entered into and 1/36th per month each month thereafter for 36 months. The consulting agreement terminated after one year and does not provide for the forfeiture of any vested or unvested options if after one year Mr. Griffin stops performing services as a consultant. The Company recorded the options at their fair value on the measurement date. The Company remeasured the fair value of the options granted at each reporting period until performance under the consulting agreement was completed and the measurement date was reached. The Company expensed the fair value of the options granted over the requisite service period which was the term of the consulting agreement, or one year. Total expense recorded was approximately $778,000 for the year ended December 31, 2007, and approximately $783,000 for the period from December 19, 2002 (inception) to December 31, 2009. All of the expenses were included in general and administrative costs on the consolidated statements of operations.

(14)	Commitments and Contingencies

In September 2005, the Company entered into a three-year non-cancelable operating sublease agreement for office/warehouse space with Restore that expired on September 30, 2008. Effective October 1, 2008 the Company entered into a seven-year non-cancelable operating lease agreement for office/warehouse space. The

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

lease expires on September 30, 2015 with monthly base rent ranging from $19,570 to $24,643. Total rent expense recognized for the years ended December 31, 2009, 2008 and 2007 was $270,872, $157,910 and $120,256, respectively, and $811,312 for the period from December 19, 2002 (inception) to December 31, 2009. Facility related expenses are included as general and administrative costs on the consolidated statements of operations.

The following is a schedule of total future minimum lease payments due as of December 31, 2009:

Years ending December 31:
2010	$247,951
2011	274,564
2012	280,055
2013	285,656
2014	291,369
2015	221,789

$1,601,384

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

Under this agreement, the Company issued 219,780 shares of common stock to the Mayo Foundation in 2005 and recorded $100,000 as deferred compensation, which is being amortized over the term of the five-year agreement. Unamortized deferred compensation related to the agreement was $1,667 and $21,667 at December 31, 2009 and 2008, respectively. In accordance with the agreement, upon the closing of the IPO in November 2007, the Company was also obligated to issue 206,044 shares of common stock as consideration to the Mayo Foundation and recorded a one-time stock-based compensation expense of $1.7 million. The stock-based compensation expense is recorded on the consolidated statements of operations as research and development expense.

The Company may also be obligated to pay the Mayo Foundation, contingent upon the occurrence of certain future events, earned royalty payments, including a minimum annual royalty as defined by the agreement, for the commercial sale of products developed and patented by the Mayo Foundation, jointly patented by the Company and the Mayo Foundation, or a product where the Mayo Foundation provided know-how as defined by the agreement. If no products are patented, the minimum royalty is not due. The Mayo Foundation receives an annual $250,000 retainer fee which commenced in 2005 and continued through January 2009. The annual retainer fee paid to the Mayo Foundation is recorded on the consolidated statements of operations as research and

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

development expense. This agreement with the Mayo Foundation was extended for two additional years effective February 3, 2010 (see Note 17).

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

(15)	Retirement Plan

The Company has a 401(k) profit-sharing plan that provides retirement benefits to employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company’s matching is at the discretion of the Company’s board of directors. For the years ended December 31, 2009, 2008 and 2007 and for the period from December 19, 2002 (inception) to December 31, 2009, the Company did not provide any matching of employees’ contributions.

(16)	Quarterly Data (unaudited)

The following table represents certain unaudited quarterly information for each of the eight quarters in the period ended December 31, 2009. In management’s opinion, this information has been prepared on the same basis as the audited financial statements and includes all the adjustments necessary to fairly state the unaudited quarterly results of operations (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009:
Net loss	$(6,669)	$(10,362)	$(12,008)	$(2,890)
Basic and diluted net loss per share	$(0.30)	$(0.34)	$(0.40)	$(0.08)
2008:
Net loss	$(8,498)	$(11,354)	$(10,200)	$(7,822)
Basic and diluted net loss per share	$(0.51)	$(0.68)	$(0.61)	$(0.46)

(17)	Subsequent Events

On January 14, 2010, the Company entered into a securities purchase agreement with certain institutional investors for the sale of 7,438,299 shares of its common stock in a registered direct offering (the Offering), at a purchase price of $0.65 per share. On January 20, 2010, the Offering closed and the Company received gross proceeds of $4.8 million before deducting estimated offering expenses. No warrants were issued with the Offering.

As a result of the Offering completed on January 20, 2010, the exercise price of 687,500 common stock warrants held by Horizon, was adjusted from $0.80 to $0.65 per share, resulting in the issuance of 158,653 additional common stock warrants to Horizon. See Note 7 for a description of the warrants issued to Horizon under terms of the loan agreement effective as of November 18, 2009.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

On February 8, 2010 the Company and Silicon Valley Bank (SVB) entered into a First Amendment (the Amendment) to the Loan and Security Agreement, effective as of November 18, 2008, by and among the Company and SVB, Venture Lending & Leasing V, Inc. and Compass Horizon Funding Company LLC, as lenders (the Prior Loan Agreement), reducing our annual interest rate from 11.0% to a fixed annual rate of 10.0%, payable monthly. This has the effect of reducing the monthly payment obligation from $383,532 to $380,421 commencing on March 1, 2010 and ending on December 1, 2011. On December 1, 2009, the Company repaid the outstanding principal amount due to Venture Lending & Leasing V, Inc. and Compass Horizon Funding Company pursuant to the Prior Loan Agreement. The purpose of the Amendment is to establish the terms by which the Company will repay the remaining outstanding Term Loan to SVB.

Pursuant to the Amendment, the conditions pursuant to which the Excluded Collateral (as defined in the Prior Loan Agreement) will be deemed to be included as Collateral (as defined in the Prior Loan Agreement) are changed from the failure to have five months of remaining liquidity to the occurrence of an Event of Default (as defined in the Prior Loan Agreement) after the date of the Amendment or the lender’s awareness after such date of an Event of Default that occurred on or before such date with written notice of such event delivered to the Company. In addition, the Amendment revises the financial covenants in the Prior Loan Agreement to delete the covenant relating to five months of remaining liquidity and to change the liquidity ratio covenant to equal a ratio of (i) the sum of the Company’s unrestricted cash and cash equivalents held with SVB and SVB’s affiliates, divided by (ii) the outstanding principal amount of the Term Loan, which is not permitted to be less than 1.50:1.00. Finally, the Amendment adds a new covenant, the breach of which would constitute an Event of Default. The new covenant requires that the Company receive aggregate net proceeds of at least $4.0 million from new capital transactions after January 1, 2010 and before March 31, 2010 and to keep the proceeds of such transactions at SVB until used. The Company satisfied this new covenant with the closing, on January 20, 2010, of its sale of 7,438,299 shares of its common stock to certain institutional investors in a registered direct offering for gross proceeds of approximately $4.8 million, before deducting estimated offering expenses and placement agent fees.

On March 11, 2010, the Company entered into Amendment No. 1 (the Amendment) to the License Agreement by and between Mayo Foundation for Medical Education and Research (the Mayo Foundation), Rochester, Minnesota, and the Company, effective as of February 3, 2005 (as amended, the License Agreement). The Amendment is effective as of February 3, 2010 (the Effective Date). The Amendment extends the Company’s collaboration with the Mayo Foundation pursuant to the License Agreement for a period of two years from the Effective Date. Pursuant to the Amendment, the Mayo Foundation granted the Company certain royalty-bearing, worldwide exclusive and non-exclusive licenses and committed to the joint collaboration between the Company and a designated group of physicians and researchers at the Mayo Clinic for the development and testing of products for the treatment of obesity, including devices that use electrical signaling to block the vagal nerve, and for the treatment of other gastrointestinal diseases, solely using devices that use electrical signaling to block the vagal nerve. Pursuant to the Amendment, the Mayo Foundation will receive an annual retainer of $100,000 in 2010 and 2011. The Company may also be obligated to pay the Mayo Foundation, contingent upon the occurrence of certain future events, earned royalty payments, including a minimum annual royalty as defined in the License Agreement, for the commercial sale of products developed and patented by the Mayo Foundation, jointly patented by the Company and the Mayo Foundation, or a product where the Mayo Foundation provided know-how as defined by the License Agreement. If no products are patented, the minimum royalty is not due.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

Management has evaluated the design and operating effectiveness of our internal control over financial reporting as of December 31, 2009 in accordance with Section 404, Management Assessment of Internal Controls, of the Sarbanes-Oxley Act of 2002 utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based upon the evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

None.

PART III.

Certain information required by Part III is omitted from this report, and is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (the Proxy Statement) in connection with our 2010 Annual Meeting of Stockholders.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plans

The following table sets forth information as of December 31, 2009, with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Second Column)
Equity compensation plans approved by security holders	13,968,398	(1)	$2.25	593,535	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	13,968,398		$2.25	593,535

(1)	Consists of options awarded under the 2003 Stock Incentive Plan and outstanding warrants to purchase common stock.
(2)	Represents the maximum number of shares of common stock available to be awarded as of December 31, 2009.

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

The information required by this Item is hereby incorporated by reference to the section of our Proxy Statement entitled “Principal Accountant Fees and Services” and “Administration of Engagement of Independent Auditor.”

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules:    Consolidated Financial Statements for the three years ended December 31, 2009 are included in Part II, Item 8. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b) Exhibits:    The list of exhibits on the Exhibit Index on page 99 of this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTEROMEDICS INC.

By:	/S/ MARK B. KNUDSON, PH.D.
Mark B. Knudson, Ph.D.
President and Chief Executive Officer

Dated: March 29, 2010

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

Signature	Title	Date

/S/ MARK B. KNUDSON, PH.D. Mark B. Knudson, Ph.D.	President, Chief Executive Officer, Chairman and Director (principal executive officer)	March 29, 2010

/S/ GREG S. LEA Greg S. Lea	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 29, 2010

/S/ LUKE EVNIN, PH.D. Luke Evnin, Ph.D.	Director	March 29, 2010

/S/ CATHERINE FRIEDMAN Catherine Friedman	Director	March 29, 2010

/S/ CARL GOLDFISCHER, M.D. Carl Goldfischer, M.D.	Director	March 29, 2010

/S/ BOBBY I. GRIFFIN Bobby I. Griffin	Director	March 29, 2010

/S/ DONALD C. HARRISON M.D. Donald C. Harrison M.D.	Director	March 29, 2010

/S/ PAUL H. KLINGENSTEIN Paul H. Klingenstein	Director	March 29, 2010

/S/ NICHOLAS L. TETI, JR. Nicholas L. Teti, Jr.	Director	March 29, 2010

/S/ JON T. TREMMEL Jon T. Tremmel	Director	March 29, 2010

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed on November 9, 2007 (File No. 333-143265)).

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 1-33818)).

3.3	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

4.1	Amended and Restated Investors’ Rights Agreement, dated as of July 6, 2006, by and between the Company and the parties named therein. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.1	Licensing Agreement, by and between Mayo Foundation for Medical Education and Research and the Company, dated February 3, 2005. (Incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on August 14, 2007 (File No. 333-143265)).

10.2	Supply Agreement, by and between Atrotech OY and the Company, dated September 11, 2006. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.3	Loan and Security Agreement, dated December 1, 2004, between the Company and Venture Lending and Leasing IV, Inc. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.4	Supplement to the Loan and Security Agreement, dated December 1, 2004, between the Company and Venture Lending and Leasing IV, Inc. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.5	Amendment No. 1, dated as of September 29, 2005, to Supplement to the Loan and Security Agreement, dated December 1, 2004, between the Company and Venture Lending and Leasing IV, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.6	Loan and Security Agreement, dated as of May 17, 2007, between the Company, Venture Lending and Leasing IV, Inc. and Venture Lending and Leasing V, Inc. (Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.7	Supplement to the Loan and Security Agreement, dated as of May 17, 2007, between the Company, Venture Lending and Leasing IV, Inc. and Venture Lending and Leasing V, Inc. (Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.7A	Amendment No. 1 to Supplement to Loan and Security Agreement dated August 28, 2007 between the Company, Venture Lending and Leasing IV, Inc. and Venture Lending and Leasing V, Inc. (Incorporated herein by reference to Exhibit 10.7A to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on September 11, 2007 (File No. 333-143265)).

10.8†	Executive Employment Agreement, dated June 22, 2005, by and between the Company and Mark B. Knudson. (Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

Exhibit Number	Description of Document
10.9†	Amended and Restated Executive Employment Agreement, dated May 4, 2009, by and between the Company and Mark B. Knudson. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2009 (File No. 1-33818)).

10.10†	Executive Employment, dated May 21, 2007, by and between the Company and Greg Lea. (Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.11†	Executive Employment Agreement, dated February 9, 2007, by and between the Company and Adrianus Donders. (Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.12†	Executive Employment Agreement, dated August 5, 2008, by and between the Company and Katherine S. Tweden. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2009 (File No. 1-33818)).

10.13†	2003 Stock Incentive Plan, as amended. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2009 (File No. 1-33818)).

10.14†	Standard form of Incentive Stock Option Agreement pursuant to the 2003 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.15†	Standard form of Non-Incentive Stock Option Agreement pursuant to the 2003 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.16†	Standard form of Restricted Stock Agreement. (Incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.17†	Management Incentive Plan, (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2008 (File No. 1-33818)).

10.18	Form of Indemnification Agreement entered into by and between the Company and each of its executive officers and directors. (Incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

10.19	Consulting Agreement, dated September 21, 2006, by and between the Company and Bobby I. Griffin. (Incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

10.20	Loan and Security Agreement, dated November 18, 2008, between the Company and Silicon Valley Bank, Compass Horizon Funding Company LLC, and Venture Lending & Leasing V, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008 (File No. 1-33818)).

10.21	Form of Warrant to purchase stock under Loan and Security Agreement, dated November 18, 2008, between the Company and Silicon Valley Bank, Compass Horizon Funding Company LLC, and Venture Lending & Leasing V, Inc. (Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 12, 2009 (File No. 1-33818)).

10.22	Form of Securities Purchase Agreement, dated February 19, 2009, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2009 (File No. 1-33818)).

Exhibit Number	Description of Document
10.23	Form of Warrant, dated February 24, 2009, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2009 (File No. 1-33818)).

10.24	Lease Agreement, effective October 1, 2008, by and between the Company and Roseville Properties Management Company. (Incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 12, 2009 (File No. 1-33818)).

10.25	Consulting Agreement, dated June 1, 2009, by and between the Company and Nicholas L. Teti, Jr. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 1-33818)).

10.26*	Consulting Agreement, dated as of February 1, 2010, by and between the Company and Nicholas L. Teti, Jr.

10.27	Securities Purchase Agreement, dated as of October 2, 2009. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2009 (File No. 1-33818)).

10.28	First Amendment to Loan and Security Agreement, dated as of February 8, 2010, by and between Silicon Valley Bank and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2010 (File No. 1-33818)).

10.29	Amendment No. 1, effective as of February 3, 2010, to License Agreement between Mayo Foundation for Medical Education and Research and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2010 (File No. 1-33818)).

14.1	Code of Conduct and Ethics of the Company. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on signature page to this Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Indicates management contract or compensation plan or agreement.