Form 10-Q
period 2010-03-31
EnteroMedics Inc
filed 2010-05-07
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, 44,868,202 shares of the registrant’s Common Stock were outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 and for the period from December 19, 2002 (inception) through March 31, 2010	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and for the period from December 19, 2002 (inception) through March 31, 2010	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4T.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Reserved	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

SIGNATURES		21

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

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$14,553,685	$14,617,594
Other receivables	14,524	10,007
Prepaid expenses and other current assets	589,136	474,336

Total current assets	15,157,345	15,101,937
Property and equipment, net	886,266	965,829
Other assets	136,656	146,234

Total assets	$16,180,267	$16,214,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$4,007,449	$3,880,656
Accounts payable	74,590	33,618
Accrued expenses	2,236,603	2,077,916
Accrued interest payable	318,322	288,305

Total current liabilities	6,636,964	6,280,495
Notes payable, less current portion (net discounts of $361,724 and $455,469 at March 31, 2010 and December 31, 2009, respectively)	2,920,976	3,880,810
Common stock warrant liability	499,832	471,585

Total liabilities	10,057,772	10,632,890

Stockholders’ equity:
Common stock, $0.01 par value 85,000,000 shares authorized; 44,868,202 and 37,378,387 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	448,682	373,784
Additional paid-in capital	143,789,380	138,576,593
Deferred compensation	—	(1,667)
Deficit accumulated during development stage	(138,115,567)	(133,367,600)

Total stockholders’ equity	6,122,495	5,581,110

Total liabilities and stockholders’ equity	$16,180,267	$16,214,000

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Period from December 19, 2002 (inception) to
	2010	2009	March 31, 2010
Operating expenses:
Research and development	$2,382,612	$3,791,050	$93,992,091
Selling, general and administrative	1,966,175	1,905,955	33,873,539

Total operating expenses	4,348,787	5,697,005	127,865,630
Other income (expense):
Interest income	1,000	48,285	4,019,425
Interest expense	(363,562)	(677,462)	(9,945,067)
Change in value of warrant liability	(28,247)	(342,053)	(4,027,703)
Other, net	(8,371)	(1,218)	(165,624)

Net loss	$(4,747,967)	$(6,669,453)	$(137,984,599)

Net loss per share – basic and diluted	$(0.11)	$(0.30)

Shares used to compute basic and diluted net loss per share	43,281,329	22,150,571

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,		Period from December 19, 2002 (inception) to
	2010	2009	March 31, 2010
Cash flows from operating activities:
Net loss	$(4,747,967)	$(6,669,453)	$(137,984,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	97,132	102,272	1,677,442
Loss on sale of equipment	3,819	885	24,055
Employee stock-based compensation	738,552	554,203	6,526,967
Nonemployee stock-based compensation	31,756	6,714	3,249,585
Amortization of commitment fees, debt issuance costs and original issue discount	112,846	176,072	3,376,868
Amortization of short-term investment discount	—	578	(308,051)
Change in value of warrant liability	28,247	342,053	4,027,703
Change in operating assets and liabilities:
Interest receivable	—	53,639	—
Other receivables	(4,517)	(561)	(14,524)
Prepaid expenses and other current assets	(114,800)	(148,594)	(589,136)
Other assets	(9,523)	—	(9,523)
Accounts payable	40,972	23,618	84,571
Accrued expenses	158,687	(648,185)	2,236,603
Accrued interest payable	30,017	51,390	484,144

Net cash used in operating activities	(3,634,779)	(6,155,369)	(117,217,895)

Cash flows from investing activities:
Purchases of short-term investments available for sale	—	—	(14,882,233)
Maturities of short-term investments available for sale	—	4,343,000	14,854,414
Purchases of short-term investments held to maturity	—	—	(22,414,130)
Maturities of short-term investments held to maturity	—	—	22,750,000
Purchases of property and equipment	(21,388)	(71,183)	(2,597,744)

Net cash (used in) provided by investing activities	(21,388)	4,271,817	(2,289,693)

Cash flows from financing activities:
Proceeds from stock options exercised	23,697	5,965	200,854
Proceeds from warrants issued	—	819,400	835,057
Proceeds from warrants exercised	—	—	187,652
Proceeds from sale of common stock, net of underwriting fees of $3,074,315	—	—	40,874,977
Proceeds from sale of common stock in private placement and registered direct offerings	4,834,894	15,076,952	24,840,701
Common stock financing costs	(339,547)	(753,674)	(2,991,179)
Payment to shareholders for fractional shares upon reverse stock split	—	—	(355)
Proceeds from sale of Series A, B and C convertible preferred stock	—	—	57,928,353
Series B and C convertible preferred stock financing costs	—	—	(1,597,983)
Proceeds from convertible notes payable	—	—	6,814,846
Proceeds from notes payable	—	—	35,831,121

	Three months ended March 31,		Period from December 19, 2002 (inception) to
	2010	2009	March 31, 2010
Repayments on notes payable	(926,786)	—	(28,540,972)
Debt issuance costs	—	—	(321,799)

Net cash provided by financing activities	3,592,258	15,148,643	134,061,273

Net (decrease) increase in cash and cash equivalents	(63,909)	13,265,091	14,553,685
Cash and cash equivalents:
Beginning of period	14,617,594	21,055,108	—

End of period	$14,553,685	$34,320,199	$14,553,685

Supplemental disclosure:
Interest paid	$212,134	$450,000	$6,075,489
Noncash investing and financing activities:
Cancellation of Alpha Medical, Inc. Series A convertible preferred stock and common stock	$—	$—	$(661,674)
Issuance of Beta Medical, Inc. Series A convertible preferred stock in exchange for Alpha Medical, Inc. Series A convertible preferred stock and common stock	—	—	661,674
Value of warrants issued with debt	—	—	2,907,676
Value of warrants issued for debt commitment	—	—	636,250
Value of warrants issued with Series C financing	—	—	735,438
Value of warrants issued with private investment public equity financing	—	154,525	154,525
Cashless exercise of warrants	—	—	5,244,778
Conversion of notes and interest payable to Series B and C convertible preferred shares	—	—	6,980,668
Options issued for deferred compensation	—	—	10,898
Common stock issued to Mayo Foundation and for deferred compensation	—	—	1,770,904
Reclassifications of warrant liability	—	1,529,670	2,620,015
Conversion of convertible preferred stock to common stock	—	—	103,138

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

Since inception, the Company has incurred net losses through March 31, 2010 totaling approximately $138.0 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. As of March 31, 2010, the Company had approximately $14.6 million of cash and cash equivalents. Assuming the Company does not receive any additional funds, it estimates that it has sufficient funds to operate into the second half of 2010. As a result, the Company may need to obtain additional financing and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize.

Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s fiscal year ends on December 31.

The accompanying condensed consolidated financial statements and notes thereto are unaudited. In the opinion of the Company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair presentation. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. There was no difference from reported net loss for the three months ended March 31, 2010. The difference from reported net loss for the three months ended March 31, 2009 related entirely to the maturity of short-term investments and the realization of net unrealized gains on those short-term investments.

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair value of the Company’s long-term debt is approximately $7.4 million as of March 31, 2010 based on the present value of estimated future cash flows using a discount rate commensurate with borrowing rates available to the Company.

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

The types of instruments the Company invests in that are valued based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include the Company’s U.S. agency securities, commercial paper, U.S. corporate bonds and municipal obligations. Such instruments are classified by the Company within Level 2 of the fair value hierarchy. The Company values these types of assets using consensus pricing or a weighted average price, which is based on multiple pricing sources received from a variety of industry standard data providers (e.g. Bloomberg), security master files from large financial institutions, and other third-party sources. The multiple prices obtained are then used in a distribution-curve-based algorithm to determine the daily market price.

The Company did not hold any short-term investments as of March 31, 2010. The Company recorded a financial liability in 2009 related to warrants outstanding, which is fair valued using Level 3 inputs (see “Derivative Instruments” below and Note 4).

Derivative Instruments

The Company accounts for outstanding warrants that are not indexed to the Company’s stock or warrants issued when the Company has insufficient authorized and unissued stock available to share settle the outstanding warrants as derivative instruments, which require that the warrants be classified as a liability and measured at fair value with changes in fair value recognized currently in earnings and recorded separately in the condensed consolidated statements of operations.

Effective January 1, 2009, as a result of a change in accounting guidance, the Company assessed any outstanding equity-linked financial instruments and concluded that warrants issued in November 2008 with a recorded value of $1.4 million on December 31, 2008 were to be reclassified from equity to a liability. The cumulative effect of the change in accounting principle on January 1, 2009 was a $130,968 increase to the deficit accumulated during development stage. See Note 4 for details regarding the change in fair value of the warrant liability during the three months ended March 31, 2010.

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

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Numerator:
Net loss	$(4,747,967)	$(6,669,453)

Denominator for basic and diluted net loss per common share:
Weighted-average common shares outstanding	43,281,329	22,150,571
Weighted-average unvested common shares subject to repurchase	—	—

Denominator for net loss per common share—basic and diluted	43,281,329	22,150,571

Net loss per share—basic and diluted	$(0.11)	$(0.30)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three months ended March 31,
	2010	2009
Stock options outstanding	5,471,871	3,303,735
Warrants to purchase common stock	8,152,878	8,939,283

Recently Issued Accounting Standards

Effective January 1, 2009, the Company adopted new authoritative accounting guidance regarding the financial reporting for outstanding equity-linked financial instruments. See the discussion above, under the heading “Derivative Instruments,” for more details on the adoption of this new authoritative accounting guidance.

There have been no other significant changes in recent accounting pronouncements during the three months ended March 31, 2010 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(2) Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the period from inception (December 19, 2002) through March 31, 2010 the Company experienced net losses of $138.0 million and cash used in operations of $117.2 million. As of March 31, 2010, the Company has not emerged from the development stage and had approximately $14.6 million of cash and cash equivalents. Assuming the Company does not receive any additional funds, it estimates that it has sufficient funds to operate into the second half of 2010, which has raised a substantial doubt about the Company’s ability to continue as a going concern. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute its business plan, including a potential new clinical trial using the next-generation Maestro RC System, if approved by the FDA, the Company will need to and plans to raise significant additional funds. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to secure additional financing sufficient to support its research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and ultimately to generate revenues sufficient to cover all costs.

Since inception, the Company has financed its activities principally from the sale of equity securities. While the Company has been successful in the past in obtaining the necessary capital to support its operations, and has similar future plans, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing stockholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company cannot execute its plan to raise funds on acceptable terms, the Company will not be able to continue as a going concern, develop or enhance products, obtain the required regulatory clearances or approvals, execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressure or unanticipated customer requirements. If the Company is unable to obtain additional financing or the FDA does not approve the IDE application for a clinical trial using the next-generation Maestro RC System, the Company may be required to reduce the scope of, delay, or eliminate some or all of, its planned research, development and commercialization activities, which could materially harm its business. Any of these events would adversely affect the Company’s ability to achieve the Company’s development and commercialization goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

(3) Commitments

Operating Lease

The Company rents its office, warehouse and laboratory facilities under an operating lease, which expires on September 30, 2015. At March 31, 2010, future minimum payments under the lease are as follows:

Years ending December 31:
Remaining nine months in 2010	$188,066
2011	274,564
2012	280,055
2013	285,656
2014	291,369
2015	221,789

$1,541,499

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(4) Notes Payable

On November 18, 2008 the Company entered into a new Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank (SVB), Venture Lending & Leasing V, Inc. (a private equity fund under the management of Western Technology Investment (WTI)) and Compass Horizon Funding Company LLC (Horizon and, collectively with SVB and WTI, the Lenders), in an aggregate principal amount of up to $20.0 million. On November 21, 2008, SVB and WTI each funded a Term Loan in the aggregate principal amount of $10.0 million and $5.0 million, respectively. The additional $5.0 million Term Loan was automatically funded by Horizon on April 28, 2009 when the trading price of the Company’s common stock on the NASDAQ Global Market exceeded a target amount specified in the Loan Agreement. On December 1, 2009, the Company repaid the outstanding principal amount due to WTI and Horizon pursuant to the Loan Agreement.

On February 8, 2010 the Company and SVB entered into a First Amendment (the Amendment) to the Loan Agreement (the Prior Loan Agreement), reducing the annual interest rate from 11.0% to a fixed annual rate of 10.0%, payable monthly. This has the effect of reducing the monthly payment obligation from $383,532 to $380,421 commencing on March 1, 2010 and ending on December 1, 2011.

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

As of March 31, 2010, Horizon had outstanding 846,153 common stock warrants with an exercise price of $0.65 per share. The fair value of the warrant liability associated with these warrants is $499,832 as of March 31, 2010. This Level 3 fair value was calculated using a weighted-average Black-Scholes valuation model and the following assumptions: volatility between 114.7% and 115.0%, dividend rate of 0%, risk-free interest rate of 3.83% and a remaining life between 8.64 and 9.08 years. The Company recorded an increase of $28,247 in the change in value of the warrant liability for the quarter ended March 31, 2010 for the warrant liability.

Scheduled debt principal payments are as follows as of March 31, 2010:

Years Ending December 31:
Remaining nine months in 2010	$2,965,974
2011	4,324,175

7,290,149
Less: Original issue discount	(361,724)

Notes payable, net	$6,928,425

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(5) Stock-based Compensation

The fair value method of accounting for share-based payments is applied to all share-based payment awards issued to employees and where appropriate, nonemployees, unless another source of literature applies. When determining the measurement date of a nonemployee’s share-based payment award, the Company measures the stock options at fair value and remeasures such stock options to the current fair value until the performance date has been reached.

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Company’s 2003 Stock Incentive Plan for the three months ended March 31, 2010 and 2009 was allocated to operating expenses as follows:

	Three months ended March 31,
	2010	2009
Research and development	$277,286	$155,330
Selling, general and administrative	493,022	405,587

Total	$770,308	$560,917

As of March 31, 2010 there was approximately $5.5 million of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted-average period of 2.51 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three months ended March 31, 2010 and 2009:

	Employees		Nonemployees
	Three months ended March 31,		Three months ended March 31,
	2010	2009	2010	2009
Risk-free interest rates	2.62%	1.90%-2.17%	3.62%-3.81%	2.68%
Expected life	6.25 years	6-6.25 years	9.16-9.87 years	10 years
Expected dividends	0%	0%	0%	0%
Expected volatility	117.43%	88.10%-88.70%	115.28%-116.10%	99.70%

Option activity under the Company’s 2003 Stock Incentive Plan for the three months ended March 31, 2010 was as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2009	593,535	5,974,173	$3.16
Shares reserved	—	—	—
Options granted	(85,000)	85,000	0.54
Options exercised	—	(51,516)	0.46
Options cancelled	535,786	(535,786)	2.95

Balance, March 31, 2010	1,044,321	5,471,871	$3.17

(6) Stock Purchase

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

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

In January 2010, we met with the U.S. Food and Drug Administration (FDA) to discuss the EMPOWER trial results and the regulatory process going forward. Based on this discussion, in March we submitted an Investigational Device Exemption (IDE) application for a clinical trial using the next-generation Maestro RC System in the treatment of morbid obesity. Assuming that we obtain an approved IDE, successfully enroll and implant the trial and achieve favorable results, we plan to use data from that trial to support a premarket approval (PMA) application for the Maestro System, which we expect to submit no earlier than the second half of 2012. If the FDA grants us approval, we anticipate we will be able to commercialize the Maestro System in the United States no earlier than the second half of 2013.

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

To date, we have generated no revenue from the sale of products, and we have incurred net losses in each year since our inception. As of March 31, 2010, we had experienced net losses during the development stage of $138.0 million. We expect our losses to continue and to increase as we continue our development activities. We have financed our operations primarily through public and private placement of our equity securities and issuance of debt.

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

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development and clinical and regulatory expenses, incurred in the development of our Maestro System. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. From inception through March 31, 2010, we have incurred a total of $94.0 million in research and development expenses. Our research and development expenditures in 2010 and beyond will largely depend on our regulatory path forward. If the FDA grants us approval of an IDE application for a clinical trial using the next-generation Maestro RC System in the treatment of morbid obesity we would expect research and development expenditures to increase in support of a new clinical trial in addition to the continued follow-up on existing trials, such as VBLOC-DM2 ENABLE and EMPOWER.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, market development and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, and accounting services, cash management fees, consulting fees and travel expenses. From inception through March 31, 2010, we have incurred $33.9 million in selling, general and administrative expenses.

Results of Operations

Comparison of the Three Months Ended March 31, 2010 and 2009

Research and Development Expenses. Research and development expenses were $2.4 million for the three months ended March 31, 2010, compared to $3.8 million for the three months ended March 31, 2009. The decrease of $1.4 million, or 37.2%, is primarily due to decreases of $642,000, $624,000 and $124,000 in professional services, compensation and benefits expense and device costs, respectively. The ongoing financial commitment to maintain the EMPOWER trial continues to decrease as prescribed patient follow up visits become further apart, which has led to decreases in both professional services and device costs. The reduction in compensation and benefits expense is primarily the result of a 40% reduction-in-force completed October 27, 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.0 million for the three months ended March 31, 2010, compared to $1.9 million for the three months ended March 31, 2009. The increase of $60,000, or 3.2%, is primarily due to increases of $166,000 and $87,000 in professional services expense and stock based compensation expense, respectively. The increase in professional services expense is driven by increases of $130,000, $52,000 and $27,000 for consulting, legal and audit fees, respectively. The increase in stock-based compensation expense is a result of additional stock options granted throughout 2009. These increases were offset by decreases of $120,000 and $52,000 in compensation expense and facility charges, respectively, both as a result of a 40% reduction-in-force completed October 27, 2009.

Interest Income. Interest income was $1,000 for the three months ended March 31, 2010, compared to $48,000 for the three months ended March 31, 2009. The decrease of $47,000, or 97.9%, is primarily due to a decrease in total cash available to invest. Cash, cash equivalents and short-term investment balance was $14.6 million at March 31, 2010 compared to $35.2 million at March 31, 2009. The average cash, cash equivalents and short-term investments balance for the three months ended March 31, 2010 was $15.7 million compared to an average balance for the three months ended March 31, 2009 of $30.8 million. This decrease is the result of $23.3 million in net cash used in operating and investing activities and $12.7 million in debt principal payments from January 1, 2009 through March 31, 2010, offset by net proceeds of $24.4 million from the sale of common stock in a private placement and two registered direct offerings and $5.0 million of debt funding during the same time period.

Interest Expense. Interest expense was $364,000 for the three months ended March 31, 2010, compared to $677,000 for the three months ended March 31, 2009. The decrease of $314,000, or 46.3%, was the result of voluntarily prepaying two of the outstanding term loans in full, or approximately 50% of the outstanding principal balance, on December 1, 2009.

Change in Value of Warrant Liability. The change in value of warrant liability was $28,000 for the three months ended March 31, 2010, compared to $342,000 for the three months ended March 31, 2009. For the three months ended March 31, 2009 the warrant liability consisted of warrants issued to Silicon Valley Bank (SVB), Western Technology Investment (WTI) and Compass Horizon Funding Company LLC (Horizon). Both SVB and WTI exercised their warrants in full in September and October 2009, respectively. As a result, only warrants issued to Horizon remained outstanding for the three months ended, March 31, 2010. The fair market value of the remaining 846,153 warrants, with a weighted-average exercise price of $0.65, was $500,000 as of March 31, 2010. The fair market value for these remaining warrants was calculated using the Black-Scholes valuation model, which resulted in a $28,000 increase for the three months ended March 31, 2010. While our stock price decreased from $0.56 on December 31, 2009 to $0.51 on March 31, 2010, the volatility used to calculate fair value increased from approximately 104% to 115% and the exercise price decreased from $0.80 to $0.65 per share as a result of the registered direct offering completed January 20, 2010.

Liquidity and Capital Resources

We have incurred losses since our inception in December 2002 and, as of March 31, 2010, we had experienced net losses during the development stage of $138.0 million. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments. Through December 31, 2009, we had received net proceeds of $122.2 million from the sale of common stock and preferred stock, including $39.1 million from our initial public offering in November 2007 and $19.9 million from private placement and registered direct offerings in 2009, and $35.8 million in debt financing, $746,000 to finance equipment purchases and $35.0 million to finance working capital. On January 20, 2010, we completed the sale of 7,438,299 shares of our common stock in a registered direct offering, at a purchase price of $0.65 per share. We received gross proceeds of $4.8 million before deducting estimated offering expenses.

As of March 31, 2010, we had $14.6 million in cash, cash equivalents and short-term investments. Of this amount $10.8 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents. We believe that the cash, cash equivalents and short-term investments balance as of March 31, 2010, together with any interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements into the second half of 2010 assuming we do not receive any additional funds. The potential lack of liquidity through 2010 has raised a substantial doubt about our ability to continue as a going concern and is discussed further in “Operating Capital and Capital Expenditure Requirements” below and in Note 2 to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute our business plan, including a potential new clinical trial using the next-generation Maestro RC System, if approved by the FDA, we will need to raise significant additional funds. In view of these matters, our ability to continue as a going concern is dependent upon our ability to secure additional financing sufficient to support our research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and ultimately to generate revenues sufficient to cover all costs. See further discussion in the below section titled “Operating Capital and Capital Expenditure Requirements.”

As of December 31, 2009, we had repaid the outstanding principal amount due to Venture Lending & Leasing V, Inc. (a private equity fund under the management of WTI) and Horizon pursuant to the Loan and Security Agreement, effective as of November 18, 2008 (the Loan Agreement or Prior Loan Agreement). The remaining unpaid balance of $7.3 million in debt financing as of March 31, 2010 owed to SVB pursuant to the Loan Agreement is collateralized by a first security priority lien on all of our assets, excluding intellectual property. We have entered into account control agreements in order to perfect the lender’s first security interest in our cash and investment accounts.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.6 million and $6.2 million for the three months ended March 31, 2010 and 2009, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was partially offset by depreciation and amortization, change in the carrying value of warrant liability, stock-based compensation and changes in operating assets and liabilities.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $21,000 for the three months ended March 31, 2010 compared to net cash provided by investing activities of $4.3 million for the three months ended March 31, 2009, respectively. Net cash used in investing activities for the three months ended March 31, 2010 is primarily attributable to the purchase of property and equipment. Net cash provided by investing activities for the three months ended March 31, 2009 is primarily related to the proceeds from the maturity of short-term investments partially offset by the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.6 million and $15.1 million for the three months ended March 31, 2010 and 2009, respectively. Net cash provided by financing activities for the three months ended March 31, 2010 is primarily attributable to the sale of 7,438,299 shares of our common stock in a registered direct offering, at a purchase price of $0.65 per share, partially offset by repayments on our long-term debt. We received gross proceeds of $4.8 million offset by $340,000 in financing costs from the registered direct offering. Net cash provided by financing activities for the three months ended March 31, 2009 is primarily attributable to the completion of a private placement transaction that resulted in gross proceeds of $15.9 million for the issuance of common stock and common stock warrants, offset by $754,000 in financing costs incurred through March 31, 2009.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any products and we have not earned any operating revenues. On October 2, 2009, we announced preliminary results from our pivotal clinical study, the EMPOWER trial; indicating that based on an initial analysis, the study did not meet its primary and secondary efficacy endpoints, while meeting its safety endpoint. Following this announcement, management has taken steps to preserve capital by minimizing all commercialization and development activities and focusing on a comprehensive analysis of all clinical, statistical, and engineering data to understand the trial outcome. This resulted in a 40% reduction in force on October 27, 2009. On November 12, 2009 we announced that the ongoing detailed review suggests that vagal blocking therapy may promote safe and effective weight loss as an adjunct to behavioral support, diet and exercise in morbidly obese patients. The review further suggests that these effects were evident in both the treatment and control arms and that based on the analysis to date, the control arm of the trial, which was intended to be inactive, apparently provided a low-intensity blocking signal that introduced VBLOC therapy in human subjects. In January 2010, we met with the FDA to discuss the EMPOWER trial results and the regulatory process going forward. Based on this discussion, in March we submitted an IDE application for a clinical trial using the next-generation Maestro RC System in the treatment of morbid obesity. Assuming we are able to obtain an approved IDE, successfully enroll and implant the new clinical trial and achieve favorable results, and obtain FDA approval for our Maestro System, we do not expect to generate any product revenue earlier than the second half of 2013. As a result, we anticipate that we will continue to incur substantial net losses for the next several years.

We believe that our cash, cash equivalents and short-term investments balance of $14.6 million as of March 31, 2010 and any interest income we earn on these balances will be sufficient to meet our anticipated cash requirements into the second half of 2010 assuming we do not receive any additional funds, which has raised a substantial doubt about our ability to continue as a going concern. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute our business plan, including a potential new clinical trial using the next-generation Maestro RC System, if approved by the FDA, we will need to raise significant additional funds. In view of these matters, the ability for us to continue as a going concern is dependent upon our ability to secure additional financing sufficient to support our research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and ultimately to generate revenues sufficient to cover all costs. We may seek to raise funds through the sale of additional equity or debt securities, or by entering into an additional credit facility or through collaboration, licensing or other similar arrangements. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may be required to raise additional capital on more than one occasion and beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing or the FDA does not approve our IDE application for a clinical trial using the next-generation Maestro RC System, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2009. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Our significant accounting policies are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission (SEC).

Contractual Obligations

During the three months ended March 31, 2010, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2009.

The following table summarizes our contractual obligations as of March 31, 2010 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$1,541,499	$256,366	$557,378	$579,896	$147,859
Long-term debt, including interest	8,488,844	4,565,054	3,923,790	—	—
Other long-term liabilities	100,000	100,000	—	—	—

Total contractual cash obligations	$10,130,343	$4,921,420	$4,481,168	$579,896	$147,859

The table above reflects only payment obligations that are fixed and determinable. Our operating lease commitments relate to our corporate headquarters in St. Paul, Minnesota. Other long-term liabilities consist of obligations required under the terms of our license agreements with the Mayo Foundation for Medical Education and Research (Mayo Foundation).

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Effective January 1, 2009, we adopted new authoritative accounting guidance regarding the financial reporting for outstanding equity-linked financial instruments. See Note 1 to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for more details on this new authoritative accounting guidance.

There have been no other significant changes in recent accounting pronouncements during the three months ended March 31, 2010 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and short-term investments. As of March 31, 2010, we had $14.6 million in cash, cash equivalents and short-term investments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the three months ended March 31, 2010 to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Uses of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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
Greg S. Lea
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 7, 2010

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed on November 9, 2007 (File No. 333-143265)).

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 1-33818)).

3.3	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

4.1	Amended and Restated Investors’ Rights Agreement, dated as of July 6, 2006, by and between the Company and the parties named therein. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.1	Securities Purchase Agreement, dated as of January 14, 2010. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2010 (File No. 1-33818)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.