Form 10-Q
period 2010-06-30
EnteroMedics Inc
filed 2010-08-06
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, 7,478,079 shares of the registrant’s Common Stock were outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 and for the period from December 19, 2002 (inception) through June 30, 2010	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and for the period from December 19, 2002 (inception) through June 30, 2010	5
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Reserved	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

Registered Trademarks and Trademark Applications: In the United States we have registered trademarks for VBLOC, ENTEROMEDICS and MAESTRO each registered with the United States Patent and Trademark Office, and have received a Notice of Allowance and fourth extension of time to file a Statement of Use on our application to register the mark EMPOWER. In addition, the marks VBLOC, MAESTRO and ENTEROMEDICS are the subject of either a trademark registration or application for registration in Australia, Brazil, China, the European Community, Saudi Arabia and Switzerland. In Mexico the trademarks VBLOC and ENTEROMEDICS are registered and the trademark MAESTRO SYSTEM ORCHESTRATING OBESITY SOLUTIONS is the subject of a pending application. The trademarks VBLOC, ENTEROMEDICS and MAESTRO SYSTEM are the subject of pending trademark applications in the United Arab Emirates. This Form 10-Q contains other trade names and trademarks and service marks of EnteroMedics and of other companies.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$10,078,079	$14,617,594
Other receivables	183,313	10,007
Prepaid expenses and other current assets	449,425	474,336

Total current assets	10,710,817	15,101,937
Property and equipment, net	906,885	965,829
Other assets	152,513	146,234

Total assets	$11,770,215	$16,214,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$1,130,006	$3,880,656
Accounts payable	189,659	33,618
Accrued expenses	2,270,246	2,077,916
Accrued interest payable	359,565	288,305

Total current liabilities	3,949,476	6,280,495
Notes payable, less current portion (net discounts of $275,762 and $455,469 at June 30, 2010 and December 31, 2009, respectively)	4,921,263	3,880,810
Common stock warrant liability	—	471,585

Total liabilities	8,870,739	10,632,890

Stockholders’ equity:
Common stock, $0.01 par value 85,000,000 shares authorized; 7,478,034 and 6,229,731 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	74,780	62,297
Additional paid-in capital	145,199,356	138,888,080
Deferred compensation	—	(1,667)
Deficit accumulated during development stage	(142,374,660)	(133,367,600)

Total stockholders’ equity	2,899,476	5,581,110

Total liabilities and stockholders’ equity	$11,770,215	$16,214,000

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from December 19, 2002 (inception) to June 30, 2010
	2010	2009	2010	2009
Operating expenses:
Research and development	$2,336,253	$4,065,297	$4,718,865	$7,856,347	$96,328,344
Selling, general and administrative	1,778,202	2,168,959	3,744,377	4,074,914	35,651,741

Total operating expenses	4,114,455	6,234,256	8,463,242	11,931,261	131,980,085
Other income (expense):
Interest income	489	23,986	1,489	72,271	4,019,914
Interest expense	(325,318)	(874,070)	(688,880)	(1,551,532)	(10,270,385)
Change in value of warrant liability	187,081	(3,255,602)	158,834	(3,597,655)	(3,840,622)
Other, net	(6,890)	(21,760)	(15,261)	(22,978)	(172,514)

Net loss	$(4,259,093)	$(10,361,702)	$(9,007,060)	$(17,031,155)	$(142,243,692)

Net loss per share—basic and diluted	$(0.57)	$(2.07)	$(1.23)	$(3.91)

Shares used to compute basic and diluted net loss per share	7,478,034	5,005,694	7,346,525	4,352,358

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,		Period from December 19, 2002 (inception) to June 30, 2010
	2010	2009
Cash flows from operating activities:
Net loss	$(9,007,060)	$(17,031,155)	$(142,243,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	191,862	208,408	1,772,172
Loss on sale of equipment	5,820	885	26,056
Employee stock-based compensation	1,462,271	1,274,533	7,250,686
Nonemployee stock-based compensation	31,360	80,514	3,249,189
Amortization of commitment fees, debt issuance costs and original issue discount	218,775	418,842	3,482,797
Amortization of short-term investment discount	—	224	(308,051)
Change in value of warrant liability	(158,834)	3,597,655	3,840,622
Change in operating assets and liabilities:
Interest receivable	—	54,222	—
Other receivables	(173,306)	19,308	(183,313)
Prepaid expenses and other current assets	24,911	(60,259)	(449,425)
Other assets	(45,347)	—	(45,347)
Accounts payable	38,691	18,388	82,290
Accrued expenses	192,330	(198,325)	2,270,246
Accrued interest payable	71,260	166,023	525,387

Net cash used in operating activities	(7,147,267)	(11,450,737)	(120,730,383)

Cash flows from investing activities:
Purchases of short-term investments available for sale	—	—	(14,882,233)
Maturities of short-term investments available for sale	—	4,946,000	14,854,414
Purchases of short-term investments held-to-maturity	—	—	(22,414,130)
Maturities of short-term investments held-to-maturity	—	—	22,750,000
Purchases of property and equipment	(21,388)	(89,247)	(2,597,744)

Net cash (used in) provided by investing activities	(21,388)	4,856,753	(2,289,693)

Cash flows from financing activities:
Proceeds from stock options exercised	23,697	16,136	200,854
Proceeds from warrants issued	—	819,400	835,057
Proceeds from warrants exercised	—	—	187,652
Proceeds from sale of common stock, net of underwriting fees of $3,074,315	—	—	40,874,977
Proceeds from sale of common stock in private placement and registered direct offerings	4,834,894	15,076,952	24,840,701
Common stock financing costs	(339,547)	(806,499)	(2,991,179)
Payment to shareholders for fractional shares upon reverse stock split	—	—	(355)
Proceeds from sale of Series A, B and C convertible preferred stock	—	—	57,928,353
Series B and C convertible preferred stock financing costs	—	—	(1,597,983)
Proceeds from convertible notes payable	—	—	6,814,846
Proceeds from notes payable	—	5,000,000	35,831,121
Repayments on notes payable	(1,889,904)	—	(29,504,090)
Debt issuance costs	—	—	(321,799)

Net cash provided by financing activities	2,629,140	20,105,989	133,098,155

Net (decrease) increase in cash and cash equivalents	(4,539,515)	13,512,005	10,078,079
Cash and cash equivalents:
Beginning of period	14,617,594	21,055,108	—

End of period	$10,078,079	$34,567,113	$10,078,079

Supplemental disclosure:
Interest paid	$390,280	$966,667	$6,253,635

	Six months ended June 30,		Period from December 19, 2002 (inception) to June 30, 2010
	2010	2009
Noncash investing and financing activities:
Cancellation of Alpha Medical, Inc. Series A convertible preferred stock and common stock	$—	$—	$(661,674)
Issuance of Beta Medical, Inc. Series A convertible preferred stock in exchange for Alpha Medical, Inc. Series A convertible preferred stock and common stock	—	—	661,674
Value of warrants issued with debt	—	542,144	2,907,676
Value of warrants issued for debt commitment	—	—	636,250
Value of warrants issued with Series C financing	—	—	735,438
Value of warrants issued with private investment public equity financing	—	154,525	154,525
Cashless exercise of warrants	—	—	5,244,778
Conversion of notes and interest payable to Series B and C convertible preferred shares	—	—	6,980,668
Options issued for deferred compensation	—	—	10,898
Common stock issued to Mayo Foundation and for deferred compensation	—	—	1,770,904
Reclassifications of warrant liability	312,751	1,529,670	2,932,766
Conversion of convertible preferred stock to common stock	—	—	103,138

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

Since inception, the Company has incurred losses through June 30, 2010 totaling approximately $142.2 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. As of June 30, 2010, the Company had approximately $10.1 million of cash and cash equivalents. Assuming the Company does not receive any additional funds, it estimates that it has sufficient funds to operate for part of the second half of 2010. As a result, the Company is exploring various financing options and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. There was no difference from reported net loss for the three and six months ended June 30, 2010. The difference from reported net loss for the three and six months ended June 30, 2009 related entirely to the maturity of short-term investments and the realization of net unrealized gains on short-term investments.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair value of the Company’s long-term debt is approximately $6.5 million as of June 30, 2010 based on the present value of estimated future cash flows using a discount rate commensurate with borrowing rates available to the Company.

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

The Company did not hold any short-term investments as of June 30, 2010. The Company recorded a financial liability in 2009 related to warrants outstanding, which is fair valued using Level 3 inputs (see “Derivative Instruments” below and Note 4).

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

Effective January 1, 2009, as a result of a change in accounting guidance, the Company assessed any outstanding equity-linked financial instruments and concluded that warrants issued in November 2008 with a recorded value of $1.4 million on December 31, 2008 were to be reclassified from equity to a liability. The cumulative effect of the change in accounting principle on January 1, 2009 was a $130,968 increase to the deficit accumulated during development stage. See Note 4 for details regarding the change in fair value of the warrant liability during the three and six months ended June 30, 2010.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(4,259,093)	$(10,361,702)	$(9,007,060)	$(17,031,155)

Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	7,478,034	5,005,694	7,346,525	4,352,358
Weighted-average unvested common shares subject to repurchase	—	—	—	—

Denominator for net loss per common share—basic and diluted	7,478,034	5,005,694	7,346,525	4,352,358

Net loss per share—basic and diluted	$(0.57)	$(2.07)	$(1.23)	$(3.91)

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,
	2010	2009
Stock options outstanding	904,111	856,215
Warrants to purchase common stock	1,358,814	1,539,341

Recently Issued Accounting Standards

There were no significant changes in recent accounting pronouncements during the six months ended June 30, 2010 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(2) Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the period from inception (December 19, 2002) through June 30, 2010 the Company experienced net losses of $142.2 million and cash used in operations of $120.7 million. As of June 30, 2010, the Company has not emerged from the development stage and had approximately $10.1 million of cash and cash equivalents. Assuming the Company does not receive any additional funds, it estimates that it has sufficient funds to operate for part of the second half of 2010, which has raised a substantial doubt about the Company’s ability to continue as a going concern. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute its business plan, including a potential new clinical trial using the second-generation Maestro RC System conditionally approved by the FDA on July 29, 2010, the Company will need to raise significant additional funds and therefore the Company is exploring various financing options. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to secure additional financing sufficient to support its research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and ultimately to generate revenues sufficient to cover all costs.

Since inception, the Company has financed its activities principally from the sale of equity securities, debt financing and interest earned on investments. While the Company has been successful in the past in obtaining the necessary capital to support its operations, and has similar future plans, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing stockholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company cannot execute its plan to raise funds on acceptable terms, the Company will not be able to continue as a going concern, develop or enhance products, obtain the required regulatory clearances or approvals, execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressure or unanticipated customer requirements. If the Company is unable to obtain additional financing it may be required to reduce the scope of, delay, or eliminate some or all of, its planned research, development and commercialization activities, which could materially harm its business. Any of these events would adversely affect the Company’s ability to achieve the Company’s development and commercialization goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

(3) Commitments

Operating Lease

The Company rents its office, warehouse and laboratory facilities under an operating lease, which expires on September 30, 2015. At June 30, 2010, future minimum payments under the lease are as follows:

Years ending December 31:
Remaining six months in 2010	$128,182
2011	274,564
2012	280,055
2013	285,656
2014	291,369
2015	221,789

$1,481,615

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

On February 8, 2010 the Company and SVB entered into a First Amendment (the Amendment) to the Loan Agreement, which reduced the annual interest rate from 11.0% to a fixed annual rate of 10.0%, payable monthly. This had the effect of reducing the monthly payment obligation from $383,532 to $380,421 commencing on March 1, 2010 and ending on December 1, 2011.

Pursuant to the Amendment, the conditions pursuant to which the Excluded Collateral (as defined in the Loan Agreement) will be deemed to be included as Collateral (as defined in the Loan Agreement) were changed from the failure to have five months of remaining liquidity to the occurrence of an Event of Default (as defined in the Loan Agreement) after the date of the Amendment or the lender’s awareness after such date of an Event of Default that occurred on or before such date with written notice of such event delivered to the Company. In addition, the Amendment revised the financial covenants in the Loan Agreement to delete the covenant relating to five months of remaining liquidity and to change the liquidity ratio covenant to equal a ratio of (i) the sum of the Company’s unrestricted cash and cash equivalents held with SVB and SVB’s affiliates, divided by (ii) the outstanding principal amount of the Term Loan, which is not permitted to be less than 1.50:1.00. Finally, the Amendment added a new covenant, the breach of which would constitute an Event of Default. The new covenant required that the Company receive aggregate net proceeds of at least $4.0 million from new capital transactions after January 1, 2010 and before March 31, 2010 and to keep the proceeds of such transactions at SVB until used. The Company satisfied this new covenant with the closing, on January 20, 2010, of its sale of 1,239,717 shares of its common stock to certain institutional investors in a registered direct offering for gross proceeds of approximately $4.8 million, before deducting estimated offering expenses and placement agent fees.

As of June 30, 2010, Horizon had outstanding 141,025 common stock warrants with an exercise price of $3.90 per share. The fair value of the warrant liability associated with these warrants was $312,751 as of May 18, 2010, the date on which the warrants’ down round protection expired. This Level 3 fair value was calculated using a weighted-average Black-Scholes valuation model and the following assumptions: volatility between 113.25% and 113.33%, dividend rate of 0%, risk-free interest rate of 3.38% and a remaining life between 8.51 and 8.95 years. As a result of the down round protection expiring, on May 18, 2010 the Company recorded a decrease of $187,081 in the change in value of the warrant liability for the three months ended June 30, 2010, or a net decrease of $158,834 for the six months ended June 30, 2010, and reclassified the warrant liability to equity.

On July 8, 2010 the Company entered into a second amendment to the Loan Agreement with SVB, amending both the terms and covenants (see Note 7). As required by generally accepted accounting principles, the classification of both the condensed consolidated balance sheet as of June 30, 2010 and the debt principal payment table below, have been adjusted to reflect the Company’s obligations under the terms of the second amendment.

Scheduled debt principal payments are as follows as of June 30, 2010:

Years Ending December 31:
Remaining six months in 2010	$—
2011	2,322,819
2012	2,594,344
2013	1,409,868

6,327,031
Less: Original issue discount	(275,762)

Notes payable, net	$6,051,269

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

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Company’s 2003 Stock Incentive Plan (the Plan) for the three and six months ended June 30, 2010 and 2009 was allocated to operating expenses as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Research and development	$257,114	$218,120	$534,400	$373,450
Selling, general and administrative	466,209	576,010	959,231	981,597

Total	$723,323	$794,130	$1,493,631	$1,355,047

As of June 30, 2010 there was approximately $4.8 million of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted-average period of 2.34 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three and six months ended June 30, 2010 and 2009:

	Employees		Employees
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Risk-free interest rates	2.39%-2.45%	2.28%-2.99%	2.39%-2.62%	1.90%-2.99%
Expected life	6-6.25 years	6-6.25 years	6-6.25 years	6-6.25 years
Expected dividends	0%	0%	0%	0%
Expected volatility	113.20%-114.85%	96.90%-99.00%	113.20%-117.43%	88.10%-99.00%

	Nonemployees		Nonemployees
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Risk-free interest rates	2.88%-3.07%	3.51%-3.53%	2.88%-3.81%	2.68%-3.53%
Expected life	9.01-9.62 years	6.45-9.98 years	9.01-9.87 years	6.45-9.98 years
Expected dividends	0%	0%	0%	0%
Expected volatility	113.25%-115.90%	100.50%	113.25%-116.10%	99.70%-100.50%

Option activity under the Plan for the six months ended June 30, 2010 was as follows:

	Shares Available For Grant	Outstanding Options
		Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2009	98,923	995,696	$18.96
Shares reserved	—	—	—
Options granted	(29,167)	29,167	2.88
Options exercised	—	(8,586)	2.76
Options cancelled	112,166	(112,166)	16.84

Balance, June 30, 2010	181,922	904,111	$18.84

(6) Stock Purchase

On January 14, 2010, the Company entered into a securities purchase agreement with certain institutional investors for the sale of 1,239,717 shares of its common stock in a registered direct offering (the Offering), at a purchase price of $3.90 per share. On January 20, 2010, the Offering closed and the Company received gross proceeds of $4.8 million before deducting estimated offering expenses. No warrants were issued with the Offering.

(7) Subsequent Events

Loan Amendment

On July 8, 2010, the Company and SVB entered into a Second Amendment (the Second Amendment) to the Loan Agreement (see Note 4). The Second Amendment modifies the repayment terms of the Term Loan such that from the date of the Second

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Amendment through December 31, 2010, the Company is only required to make interest only monthly payments on the Term Loan, thereby reducing its monthly debt payment. Then, beginning on January 1, 2011, the remaining balance due on the Term Loan will amortize over 30 equal payments of principal and interest, which will be payable monthly. In addition, the Second Amendment amends the interest rate due on the remaining principal amount of the Term Loan from 10% to a fixed annual rate of 11%, payable monthly. The Second Amendment also revises the terms of the financial covenants in the Loan Agreement related to the liquidity ratio and new capital transactions. Pursuant to the Second Amendment, the liquidity ratio equals the ratio of (i) the sum of the Company’s unrestricted cash and cash equivalents held with SVB and SVB’s affiliates plus the Company’s eligible accounts, divided by (ii) the outstanding principal amount of the Term Loan and is not permitted to be less than 1.00:1.00. Under the Loan Agreement, the liquidity ratio was not permitted to be less than 1.50:1.00. Pursuant to the Second Amendment, the Company must receive aggregate net proceeds from New Capital Transactions (as defined in the Loan Agreement) of not less than $2.0 million from the date of the Second Amendment through August 31, 2010, $7.0 million from the date of the Second Amendment through October 31, 2010, $15.0 million from the date of the Second Amendment through January 31, 2011 and $35.0 million from the date of the Second Amendment through June 30, 2011. If the Company meets these financing requirements, it will satisfy the covenant; however, if it does not receive aggregate net proceeds from New Capital Transactions of at least $3.5 million from the date of the Second Amendment through August 31, 2010, $7.5 million from the date of the Second Amendment through October 31, 2010, $15.0 million from the date of the Second Amendment through January 31, 2011 and $35.0 million from the date of the Second Amendment through June 30, 2011, SVB’s springing lien on the Company’s intellectual property will convert to a full lien on the intellectual property as of the date such “Proposed Capital Raise” was missed. Finally, the Second Amendment, revises the definition of “Make-Whole Premium” so that only Term Loan payments of principal made after the date of the Second Amendment will be counted for purposes of determining whether the Company has made twelve regularly scheduled monthly payments of principal in accordance with Section 2.1.1(d) of the Loan Agreement when the Make-Whole Premium comes due.

The Second Amendment also requires the issuance of a new warrant to SVB with an exercise price per share equal to the volume weighted average closing price of the Company’s publicly traded common stock for the five trading days prior to the date of the Second Amendment. The warrant gives SVB the right to purchase a number of shares of the Company’s common stock equal to $316,350 divided by the exercise price per share. On July 8, 2010, SVB was issued a warrant to purchase 150,642 shares of the Company’s common stock with an exercise price of $2.10 per share.

Reverse Stock Split

The Company’s Board of Directors and stockholders approved a 1-for-6 reverse split of the Company’s outstanding common stock that became effective on July 9, 2010. The reverse stock split did not change the par value of the Company’s stock or the number of common and preferred shares authorized by the Company’s Fifth Amended and Restated Certificate of Incorporation. All share and per share amounts have been retroactively adjusted to reflect the stock split for all periods presented.

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

Based on our understanding of vagal nerve function and nerve blocking from our preclinical studies and the results of our initial clinical trials, we believe the Maestro System may offer obese patients a minimally-invasive treatment alternative that has the potential to result in significant and sustained weight loss. We believe that our Maestro System will allow bariatric surgeons to help obese patients who are concerned about the risks and complications associated with gastric banding and gastric bypass surgery. In addition, data from sub-group analyses demonstrate that VBLOC therapy may hold promise in improving the obesity-related co-morbidities of diabetes and hypertension. We are conducting, or plan to conduct, feasibility studies in each of these co-morbidities to assess VBLOC therapy’s potential in addressing multiple indications.

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

On October 2, 2009, we announced preliminary 12 month results from our pivotal clinical study, the EMPOWER trial; indicating that based on an initial analysis, the study did not meet its primary and secondary efficacy endpoints. We also announced that there were no therapy-related serious adverse events reported during the study. The EMPOWER trial is a multi-center, randomized, double-blind, prospective, placebo-controlled pivotal study being conducted in the United States and selected international centers. We further announced on November 12, 2009, the ongoing detailed review suggests that vagal blocking therapy may promote safe and effective weight loss as an adjunct to behavioral support, diet and exercise in morbidly obese patients. The review further suggests that these effects were evident in both the treatment and control arms. We are continuing a comprehensive analysis of all clinical, statistical, and engineering data to understand this finding. Based on the analysis to date, the control arm of the trial, which was intended to be inactive, apparently provided a low-intensity blocking signal that introduced VBLOC therapy in human subjects.

In January 2010, we met with the U.S. Food and Drug Administration (FDA) to discuss the EMPOWER trial results and the regulatory process going forward. Based on this discussion, in March we submitted an Investigational Device Exemption (IDE) application for a clinical trial using the second-generation Maestro RC System in the treatment of morbid obesity and received conditional approval from the FDA on July 29, 2010. Assuming that we successfully enroll and implant the trial and achieve favorable results, we plan to use data from that trial to support a premarket approval (PMA) application for the Maestro System, which we expect to submit no earlier than the second half of 2012. If the FDA grants us approval, we anticipate we will be able to commercialize the Maestro System in the United States no earlier than the second half of 2013.

If and when we obtain FDA approval of our Maestro System we intend to market our products in the United States through a direct sales force supported by field technical and marketing managers who provide training, technical and other support services to our customers. Outside the United States we intend to use direct, dealer and distributor sales models as the targeted geography best dictates. To date, we have relied on third-party manufacturers and suppliers for the production of our Maestro System. We currently anticipate that we will continue to rely on third-party manufacturers and suppliers for the production of the Maestro System. We obtained European CE Mark approval for our Maestro RF System on March 4, 2009 and are currently pursuing CE Mark certification for our Maestro RC System. We plan on commercializing the Maestro RC System in Australia and intend to file an application for approval and listing with the Australian Therapeutic Goods Administration (TGA) upon receiving CE Mark certification for the Maestro RC System. We also are exploring commercialization opportunities in other markets outside of the United States and Australia. The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for our Maestro System (which falls into Class III), the method involved a combination of self-assessment by the manufacturer of the safety and performance of the device, and a third-party assessment by a Notified Body, usually of the design of the device and of the manufacturer’s quality system. We used KEMA in the Netherlands as the Notified Body for our CE marking approval process.

To date, we have generated no revenue from the sale of products, and we have incurred net losses in each year since our inception. As of June 30, 2010, we had experienced net losses during the development stage of $142.2 million. We expect our losses to continue as we continue our development activities. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments.

Our Board of Directors and stockholders approved a 1-for-6 reverse split of our outstanding common stock that became effective on July 9, 2010. The reverse stock split did not change the par value of our stock or the number of common and preferred shares authorized by our Fifth Amended and Restated Certificate of Incorporation. All share and per share amounts have been retroactively adjusted to reflect the stock split for all periods presented.

Financial Overview

Revenue

To date, we have not commercialized any products and we have not generated any revenue. On October 2, 2009 we announced that our EMPOWER trial did not meet its primary and secondary efficacy endpoints. On July 29, 2010 we received conditional approval from the FDA for a clinical trial using the second-generation Maestro RC System. As such, we do not expect to generate revenue in the United States earlier than the second half of 2013 and then, only if we successfully enroll and implant the clinical trial, achieve favorable results and receive FDA approval of our Maestro System. We plan on commercializing the Maestro RC System in Australia and intend to file an application for approval and listing with the Australian TGA upon receiving CE Mark certification for the Maestro RC System. We hope to receive TGA approval during the second half of 2011. Any revenue from initial sales of a new product in the United States or internationally is difficult to predict and in any event will only modestly reduce our continued losses resulting from our research and development and other activities.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development and clinical and regulatory expenses, incurred in the development of our Maestro System. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. From inception through June 30, 2010, we have incurred a total of $96.3 million in research and development expenses. Our research and development expenditures in 2010 and beyond will largely depend on our regulatory path forward.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, market development and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, and accounting services, cash management fees, consulting fees and travel expenses. From inception through June 30, 2010, we have incurred $35.7 million in selling, general and administrative expenses.

Results of Operations

Comparison of the Three Months Ended June 30, 2010 and 2009

Research and Development Expenses. Research and development expenses were $2.3 million for the three months ended June 30, 2010, compared to $4.1 million for the three months ended June 30, 2009. The decrease of $1.7 million, or 42.5%, is primarily due to decreases of $676,000, $588,000, and $292,000 in professional services, compensation and benefits expense, and device costs, respectively. The ongoing financial commitment to maintain the EMPOWER trial continues to decrease as prescribed patient follow up visits become further apart, which has led to decreases in both professional services and device costs. The reduction in compensation and benefits expense is primarily the result of a 40% reduction-in-force completed October 27, 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.8 million for the three months ended June 30, 2010, compared to $2.2 million for the three months ended June 30, 2009. The decrease of $391,000, or 18.0%, is primarily due to decreases of $166,000, $69,000, and $64,000 in professional services, non-employee stock based compensation and compensation expense, respectively. The decrease in professional services includes decreases of $109,000 in general consulting services and $65,000 in audit and legal fees. The decrease in non-employee stock based compensation is the result of decreases in value of three non-employee grants due to declines in our stock price. The decrease in compensation expense is primarily the result of a 40% reduction-in-force completed October 27, 2009.

Interest Income. Interest income was less than $1,000 for the three months ended June 30, 2010, compared to $24,000 for the three months ended June 30, 2009. The decrease of $23,000, or 98.0%, is primarily due to a decrease in total cash available to invest. The cash, cash equivalents and short-term investment balance was $10.1 million at June 30, 2010 compared to $34.8 million at June 30, 2009. The average cash, cash equivalents and short-term investments balance for the three months ended June 30, 2010 was $12.4 million compared to an average balance for the three months ended June 30, 2009 of $36.3 million. This decrease is the result of $26.8 million in net cash used in operating and investing activities and $13.7 million in debt principal payments from January 1, 2009 through June 30, 2010, offset by net proceeds of $24.4 million from the sale of common stock in a private placement and two registered direct offerings and $5.0 million of debt funding during the same time period.

Interest Expense. Interest expense was $325,000 for the three months ended June 30, 2010, compared to $874,000 for the three months ended June 30, 2009. The decrease of $549,000, or 62.8%, was the result of voluntarily prepaying two of the outstanding term loans in full, or approximately 50% of the outstanding principal balance, on December 1, 2009.

Change in Value of Warrant Liability. The value of the warrant liability decreased $187,000 for the three months ended June 30, 2010, compared to an increase of $3.3 million for the three months ended June 30, 2009. For the three months ended June 30, 2009 the warrant liability consisted of warrants issued to Silicon Valley Bank (SVB), Western Technology Investment (WTI) and Compass Horizon Funding Company LLC (Horizon). Both SVB and WTI exercised their warrants in full in September and October 2009, respectively. As a result, only warrants issued to Horizon remained outstanding during the three month period ended June 30, 2010. The fair market value of the remaining 141,025 warrants, with a weighted-average exercise price of $3.90, was $313,000 as of May 18, 2010, the date on which the warrants’ down round protection expired. The fair market value for these remaining warrants was calculated using the Black-Scholes valuation model, which resulted in a $187,000 decrease for the three months ended June 30, 2010 as our stock price decreased from $3.06 on March 31, 2010 to $2.46 on May 18, 2010.

Comparison of the Six Months Ended June 30, 2010 and 2009

Research and Development Expenses. Research and development expenses were $4.7 million for the six months ended June 30, 2010, compared to $7.9 million for the six months ended June 30, 2009. The decrease of $3.1 million, or 39.9%, is primarily due to decreases of $1.3 million, $1.2 million and $417,000 in professional services, compensation and benefits expense and device costs, respectively. The ongoing financial commitment to maintain the EMPOWER trial continues to decrease as prescribed patient follow up visits become further apart, which has led to decreases in both professional services and device costs. The reduction in compensation and benefits expense is primarily the result of a 40% reduction-in-force completed October 27, 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.7 million for the six months ended June 30, 2010, compared to $4.1 million for the six months ended June 30, 2009. The decrease of $331,000, or 8.1%, is primarily due to a decrease of $184,000, $78,000, and $66,000 in compensation expense, facility expense and travel expense, respectively. The decreases are primarily the result of a 40% reduction-in-force completed October 27, 2009.

Interest Income. Interest income was $1,000 for the six months ended June 30, 2010, compared to $72,000 for the six months ended June 30, 2009. The decrease of $71,000, or 97.9%, is primarily due to a decrease in total cash available to invest. The cash, cash equivalents and short-term investment balance was $10.1 million at June 30, 2010 compared to $34.8 million at June 30, 2009. The average cash, cash equivalents and short-term investments balance for the six months ended June 30, 2010 was $14.0 million compared to an average balance for the six months ended June 30, 2009 of $33.3 million. This decrease is the result of $26.8 million in net cash used in operating and investing activities and $13.7 million in debt principal payments from January 1, 2009 through June 30, 2010, offset by net proceeds of $24.4 million from the sale of common stock in a private placement and two registered direct offerings and $5.0 million of debt funding during the same time period.

Interest Expense. Interest expense was $689,000 for the six months ended June 30, 2010, compared to $1.6 million for the six months ended June 30, 2009. The decrease of $863,000, or 55.6%, was the result of voluntarily prepaying two of the outstanding term loans in full, or approximately 50% of the outstanding principal balance, on December 1, 2009.

Change in Value of Warrant Liability. The value of the warrant liability decreased $159,000 for the six months ended June 30, 2010, compared to an increase of $3.6 million for the six months ended June 30, 2009. For the six months ended June 30, 2009 the warrant liability consisted of warrants issued to SVB, WTI and Horizon. Both SVB and WTI exercised their warrants in full in September and October 2009, respectively. As a result, only warrants issued to Horizon remained outstanding during the six month period ended June 30, 2010. The fair market value of the remaining 141,025 warrants, with a weighted-average exercise price of $3.90, was $313,000 as of May 18, 2010, the date on which the warrants’ down round protection expired. The fair market value for these remaining warrants was calculated using the Black-Scholes valuation model, which resulted in a $159,000 decrease for the six months ended June 30, 2010 as our stock price decreased from $3.36 on December 31, 2009 to $2.46 on May 18, 2010.

Liquidity and Capital Resources

We have incurred losses since our inception in December 2002 and, as of June 30, 2010, we had experienced net losses during the development stage of $142.2 million. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments. Through December 31, 2009, we had received net proceeds of $122.2 million from the sale of common stock and preferred stock, including $39.1 million from our initial public offering in November 2007 and $19.9 million from private placement and registered direct offerings in 2009, and $35.8 million in debt financing, $746,000 to finance equipment purchases and $35.0 million to finance working capital. On January 20, 2010, we completed the sale of 1,239,717 shares of our common stock in a registered direct offering, at a purchase price of $3.90 per share. We received gross proceeds of $4.8 million before deducting estimated offering expenses.

As of June 30, 2010, we had $10.1 million in cash and cash equivalents. Of this amount $9.3 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents. We believe that the cash and cash equivalents balance as of June 30, 2010, together with any interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements for part of the second half of 2010 assuming we do not receive any additional funds. The potential lack of liquidity through 2010 has raised a substantial doubt about our ability to continue as a going concern and is discussed further in “Operating Capital and Capital Expenditure Requirements” below and in Note 2 to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute our business plan, including a potential new clinical trial using the second-generation Maestro RC System conditionally approved by the FDA on July 29, 2010, we will need to raise significant additional funds and therefore we are exploring various financing options. In view of these matters, our ability to continue as a going concern is dependent upon our ability to secure additional financing sufficient to support our research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and ultimately to generate revenues sufficient to cover all costs. See further discussion in the below section titled “Operating Capital and Capital Expenditure Requirements.”

As of December 31, 2009, we had repaid the outstanding principal amount due to Venture Lending & Leasing V, Inc. (a private equity fund under the management of WTI) and Horizon pursuant to the Loan and Security Agreement, effective as of November 18, 2008 (the Loan Agreement). The remaining unpaid balance of $6.3 million in debt financing as of June 30, 2010 owed to SVB pursuant to the Loan Agreement is collateralized by a first security priority lien on all of our assets, excluding intellectual property. We have entered into account control agreements in order to perfect the lender’s first security interest in our cash and investment accounts.

On February 8, 2010 we entered into a First Amendment (the Amendment) with SVB to the Loan Agreement. The Amendment provided that SVB’s term loan shall be repaid with a payment of $383,532 on February 1, 2010 followed by consecutive equal monthly payments of $380,421 each, commencing on March 1, 2010 and ending on December 1, 2011. It also amended the interest rate due on the remaining principal amount of the term loan from 11.0% to a fixed annual rate of 10.0%, payable monthly. Pursuant to the Amendment, the conditions pursuant to which the Excluded Collateral (as defined in the Loan Agreement) will be deemed to be included as Collateral (as defined in the Loan Agreement) were changed from the failure to have five months of remaining liquidity to the occurrence of an Event of Default (as defined in the Loan Agreement) after the date of the Amendment or the lender’s awareness after such date of an Event of Default that occurred on or before such date with written notice of such event delivered to the Company. In addition, the Amendment revised the financial covenants in the Loan Agreement to delete the covenant relating to five months of remaining liquidity and to change the liquidity ratio covenant to equal a ratio of (i) the sum of our unrestricted cash and cash equivalents held with SVB and SVB’s affiliates, divided by (ii) the outstanding principal amount of the term loan, which is not permitted to be less than 1.50:1.00. Finally, the Amendment added a new covenant, the breach of which would constitute an Event of Default. The new covenant required that we receive aggregate net proceeds of at least $4.0 million from new capital transactions after January 1, 2010 and before March 31, 2010 and to keep the proceeds of such transactions at SVB until used. We satisfied this new covenant with the closing, on January 20, 2010, of our sale of 1,239,717 shares of common stock to certain institutional investors in a registered direct offering for gross proceeds of approximately $4.8 million, before deducting estimated offering expenses and placement agent fees.

On July 8, 2010 we entered into a Second Amendment (the Second Amendment) with SVB to the Loan Agreement. The Second Amendment modifies the repayment terms of the Term Loan such that from the date of the Second Amendment through December 31, 2010, we are only required to make interest only monthly payments on the Term Loan, thereby reducing our monthly debt payment. Then, beginning on January 1, 2011, the remaining balance due on the Term Loan will amortize over 30 equal payments of principal and interest, which will be payable monthly. In addition, the Second Amendment amends the interest rate due on the remaining principal amount of the Term Loan from 10% to a fixed annual rate of 11%, payable monthly. The Second Amendment also revises the terms of the financial covenants related to the liquidity ratio and new capital transactions. Pursuant to the Second Amendment, the liquidity ratio equals the ratio of (i) the sum of our unrestricted cash and cash equivalents held with SVB and SVB’s affiliates plus eligible accounts, divided by (ii) the outstanding principal amount of the Term Loan and is not permitted to be less than 1.00:1.00. Pursuant to the Second Amendment, we must receive aggregate net proceeds from New Capital Transactions (as defined in the Loan Agreement) of not less than $2.0 million from the date of the Second Amendment through August 31, 2010, $7.0 million from the date of the Second Amendment through October 31, 2010, $15.0 million from the date of the Second Amendment through January 31, 2011 and $35.0 million from the date of the Second Amendment through June 30, 2011. If we meet these financing requirements, we will satisfy the covenant; however, if we do not receive aggregate net proceeds from New Capital Transactions of at least $3.5 million from the date of the Second Amendment through August 31, 2010, $7.5 million from the date of the Second Amendment through October 31, 2010, $15.0 million from the date of the Second Amendment through January 31, 2011 and $35.0 million from the date of the Second Amendment through June 30, 2011, SVB’s springing lien on our intellectual property will convert to a full lien on the intellectual property as of the date such “Proposed Capital Raise” was missed. Finally, the Second Amendment, revises the definition of “Make-Whole Premium” so that only Term Loan payments of principal made after the date of the Second Amendment will be counted for purposes of determining whether we have made twelve regularly scheduled monthly payments of principal in accordance with Section 2.1.1(d) of the Loan Agreement when the Make-Whole Premium comes due.

The Second Amendment also requires the issuance of a new warrant to SVB with an exercise price per share equal to the volume weighted average closing price of our publicly traded common stock for the five trading days prior to the date of the Second Amendment. The warrant gives SVB the right to purchase a number of shares of our common stock equal to $316,350 divided by the exercise price per share. On July 8, 2010, SVB was issued a warrant to purchase 150,642 shares of our common stock with an exercise price of $2.10 per share.

Net Cash Used in Operating Activities

Net cash used in operating activities was $7.1 million and $11.5 million for the six months ended June 30, 2010 and 2009, respectively. Net cash used in operating activities primarily reflects the net loss for those periods partially offset by depreciation and amortization, change in value of warrant liability, stock-based compensation and changes in operating assets and liabilities.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $21,000 for the six months ended June 30, 2010 compared to net cash provided by investing activities of $4.9 million for the six months ended June 30, 2009. Net cash used in investing activities during the six months ended June 30, 2010 is primarily attributable to the purchase of property and equipment. Net cash provided by investing activities during the six months ended June 30, 2009 is primarily attributable to proceeds from the maturity of short-term investments partially offset by the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.6 million and $20.1 million for the six months ended June 30, 2010 and 2009, respectively. Net cash provided by financing activities for the six months ended June 30, 2010 is primarily attributable to the sale of 1,239,717 shares of our common stock in a registered direct offering, at a purchase price of $3.90 per share, partially offset by repayments on our long-term debt. We received gross proceeds of $4.8 million offset by $340,000 in financing costs from the registered direct offering. Net cash provided by financing activities for the six months ended June 30, 2009 is primarily attributable to the completion of a private placement transaction that resulted in gross proceeds of $15.9 million for the issuance of common stock and common stock warrants, offset by $806,000 in financing costs incurred through June 30, 2009 and debt funding proceeds of $5.0 million automatically funded on April 28, 2009 per the terms of the $20.0 million debt facility we entered into on November 18, 2008.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any products and we have not earned any operating revenues. On October 2, 2009, we announced preliminary 12 month results from our pivotal clinical study, the EMPOWER trial; indicating that based on an initial analysis, the study did not meet its primary and secondary efficacy endpoints, while meeting its safety endpoint. Following this announcement, management has taken steps to preserve capital by minimizing all commercialization and development activities and focusing on a comprehensive analysis of all clinical, statistical, and engineering data to understand the trial outcome. This resulted in a 40% reduction in force on October 27, 2009. On November 12, 2009 we announced that the ongoing detailed review suggests that vagal blocking therapy may promote safe and effective weight loss as an adjunct to behavioral support, diet and exercise in morbidly obese patients. The review further suggests that these effects were evident in both the treatment and control arms and that based on the analysis to date, the control arm of the trial, which was intended to be inactive, apparently provided a low-intensity blocking signal that introduced VBLOC therapy in human subjects. In January 2010, we met with the FDA to discuss the EMPOWER trial results and the regulatory process going forward. Based on this discussion, in March we submitted an IDE application for a clinical trial using the second-generation Maestro RC System in the treatment of morbid obesity and received conditional approval from the FDA on July 29, 2010. Assuming we are able to successfully enroll and implant the new clinical trial and achieve favorable results, and obtain FDA approval for our Maestro System, we do not expect to generate any product revenue in the United States earlier than the second half of 2013. While we plan on commercializing the Maestro RC System in Australia and intend to file an application for approval and listing with the Australian TGA upon receiving CE Mark certification for the Maestro RC System, we do not anticipate receiving TGA approval before the second half of 2011. Any revenue from initial sales of a new product in the United States and internationally is difficult to predict and in any event will only modestly reduce our continued losses resulting from our research and development and other activities. As a result, we anticipate that we will continue to incur substantial net losses for the next several years.

We believe that our cash and cash equivalents balance of $10.1 million as of June 30, 2010 and any interest income we earn on these balances will be sufficient to meet our anticipated cash requirements for part of the second half of 2010 assuming we do not receive any additional funds, which has raised a substantial doubt about our ability to continue as a going concern. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute our business plan, including a potential new clinical trial using the second-generation Maestro RC System conditionally approved by the FDA on July 29, 2010, we will need to raise significant additional funds and therefore we are exploring various financing options. In view of these matters, the ability for us to continue as a going concern is dependent upon our ability to secure additional financing sufficient to support our research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and ultimately to generate revenues sufficient to cover all costs. We may seek to raise funds through the sale of additional equity or debt securities, or by entering into an additional credit facility or through collaboration, licensing or other similar arrangements. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may be required to raise additional capital on more than one occasion and beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable.

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

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our Maestro System, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the products and successfully deliver a commercial product to the market. Our future capital requirements will depend on many factors, including but not limited to the following:

•	the scope, rate of progress, results and cost of our clinical trials and other research and development activities;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our Maestro System and any other products that we may develop;

•	the rate of market acceptance of our Maestro System and VBLOC therapy and any other product candidates;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;

•	the effect of competing products and market developments;

•	the cost of explanting clinical devices;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish;

•	any revenue generated by sales of our future products; and

•	the extent to which we invest in products and technologies, although we currently have no commitments or agreements relating to such activities.

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

Contractual Obligations

During the six months ended June 30, 2010, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2009.

The following table summarizes our contractual obligations as of June 30, 2010 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$1,481,615	$264,782	$560,137	$582,767	$73,929
Long-term debt, including interest	8,128,305	1,804,472	6,323,833	—	—
Other long-term liabilities	100,000	100,000	—	—	—

Total contractual cash obligations	$9,709,920	$2,169,254	$6,883,970	$582,767	$73,929

The table above reflects only payment obligations that are fixed and determinable. Our operating lease commitments relate to our corporate headquarters in St. Paul, Minnesota. Other long-term liabilities consist of obligations required under the terms of our license agreements with the Mayo Foundation for Medical Education and Research (Mayo Foundation).

On July 8, 2010 we entered into a second amendment to our loan agreement modifying the repayment terms such that from July 1, 2010 through December 31, 2010 we are only required to make interest only monthly payments and then beginning January 1, 2011 the remaining balance due will amortize over 30 equal monthly payments of principal and interest. The second amendment to the loan agreement also increases the annual interest rate from 10% to 11%. The table above reflects this amendment. See Note 7 to our condensed consolidated financial statements included in Part I, Item I, of this Quarterly Report on Form 10-Q for a more detailed description of the second amendment.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

There were no significant changes in recent accounting pronouncements during the six months ended June 30, 2010 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and short-term investments. As of June 30, 2010, we had $10.1 million in cash and cash equivalents. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the six months ended June 30, 2010 to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

As previously described in our Current Report on Form 8-K filed July 13, 2010, on July 8, 2010 we entered into a second amendment to our loan agreement with Silicon Valley Bank. As required by the second amendment, on July 8, 2010 we issued a warrant to Silicon Valley Bank to purchase 150,642 shares of our common stock with an exercise price of $2.10 per share and a ten year life. See Note 7 to our condensed consolidated financial statements included in Part I, Item I, of this Quarterly Report on Form 10-Q for more detail about the second amendment. The sale and issuance of this warrant was deemed to be exempt from registration under the Securities Act of 1933 (the Securities Act) by virtue of Section 4(2) of the Securities Act, as a transaction by an issuer not involving any public offering.

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
Greg S. Lea
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 6, 2010

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed on November 9, 2007 (File No. 333-143265)).

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 1-33818)).

3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 13, 2010 (File No. 1-33818)).

3.4	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

4.1	Amended and Restated Investors’ Rights Agreement, dated as of July 6, 2006, by and between the Company and the parties named therein. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.1	Securities Purchase Agreement, dated as of January 14, 2010. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2010 (File No. 1-33818)).

10.2†	Amendment No. 1 to Executive Employment Agreement dated May 21, 2007, by and between the Company and Greg S. Lea. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2010 (File No. 1-33818)).

10.3	Second Amendment to Loan and Security Agreement, dated as of July 8, 2010, by and between Silicon Valley Bank and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2010 (File No. 1-33818)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Indicates management contract or compensation plan or agreement.