Form 10-Q
period 2010-09-30
EnteroMedics Inc
filed 2010-11-08
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, 7,478,079 shares of the registrant’s Common Stock were outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and for the period from December 19, 2002 (inception) through September 30, 2010	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and for the period from December 19, 2002 (inception) through September 30, 2010	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Reserved	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

SIGNATURES		23

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Registered Trademarks and Trademark Applications: In the United States we have registered trademarks for VBLOC, ENTEROMEDICS and MAESTRO each registered with the United States Patent and Trademark Office, and have received a Notice of Allowance and fourth extension of time to file a Statement of Use on our application to register the mark EMPOWER. In addition, the marks VBLOC, MAESTRO and ENTEROMEDICS are the subject of either a trademark registration or application for registration in Australia, Brazil, China, the European Community, Saudi Arabia and Switzerland. In Mexico, the trademarks VBLOC and ENTEROMEDICS are registered and the trademark MAESTRO SYSTEM ORCHESTRATING OBESITY SOLUTIONS is the subject of a pending application. The trademarks VBLOC, ENTEROMEDICS and MAESTRO SYSTEM are the subject of pending trademark applications in the United Arab Emirates. This Form 10-Q contains other trade names and trademarks and service marks of EnteroMedics and of other companies.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$12,553,884	$14,617,594
Series A non-voting convertible preferred stock proceeds receivable	781,251	—
Other receivables	3,653	10,007
Prepaid expenses and other current assets	316,360	474,336

Total current assets	13,655,148	15,101,937
Property and equipment, net	936,878	965,829
Other assets	150,647	146,234

Total assets	$14,742,673	$16,214,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$1,717,435	$3,880,656
Accounts payable	343,243	33,618
Accrued expenses	2,473,137	2,077,916
Accrued interest payable	386,847	288,305

Total current liabilities	4,920,662	6,280,495
Notes payable, less current portion (net discounts of $495,265 and $455,469 at September 30, 2010 and December 31, 2009, respectively)	4,114,331	3,880,810
Common stock warrant liability	—	471,585

Total liabilities	9,034,993	10,632,890

Stockholders’ equity:
Series A non-voting convertible preferred stock, $0.01 par value; 3,600,000 shares authorized; 3,394,309 shares issued and outstanding at September 30, 2010	33,943	—
Common stock, $0.01 par value; 85,000,000 shares authorized; 7,478,079 and 6,229,731 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	74,781	62,297
Additional paid-in capital	152,358,987	138,888,080
Deferred compensation	—	(1,667)
Deficit accumulated during development stage	(146,760,031)	(133,367,600)

Total stockholders’ equity	5,707,680	5,581,110

Total liabilities and stockholders’ equity	$14,742,673	$16,214,000

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from December 19, 2002 (inception) to September 30, 2010
	2010	2009	2010	2009
Operating expenses:
Research and development	$2,342,322	$4,563,666	$7,061,187	$12,420,013	$98,670,666
Selling, general and administrative	1,751,870	2,702,147	5,496,247	6,777,061	37,403,611

Total operating expenses	4,094,192	7,265,813	12,557,434	19,197,074	136,074,277

Other income (expense):
Interest income	—	6,970	1,489	79,241	4,019,914
Interest expense	(286,490)	(918,032)	(975,370)	(2,469,564)	(10,556,875)
Change in value of warrant liability	—	(3,829,130)	158,834	(7,426,785)	(3,840,622)
Other, net	(4,689)	(1,918)	(19,950)	(24,896)	(177,203)

Net loss	$(4,385,371)	$(12,007,923)	$(13,392,431)	$(29,039,078)	$(146,629,063)

Net loss per share—basic and diluted	$(0.59)	$(2.40)	$(1.81)	$(6.35)

Shares used to compute basic and diluted net loss per share	7,478,075	5,010,666	7,390,857	4,574,205

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,		Period from December 19, 2002 (inception) to September 30, 2010
	2010	2009
Cash flows from operating activities:
Net loss	$(13,392,431)	$(29,039,078)	$(146,629,063)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	286,364	319,983	1,866,674
Loss on sale of equipment	6,274	2,645	26,510
Employee stock-based compensation	2,143,388	2,302,875	7,931,803
Nonemployee stock-based compensation	34,871	368,299	3,252,700
Amortization of commitment fees, debt issuance costs and original issue discount	305,395	682,645	3,569,417
Amortization of short-term investment discount	—	904	(308,051)
Change in value of warrant liability	(158,834)	7,426,785	3,840,622
Change in operating assets and liabilities:
Interest receivable	—	57,965	—
Other receivables	6,354	19,308	(3,653)
Prepaid expenses and other current assets	157,976	80,872	(316,360)
Other assets	(60,347)	(27,015)	(60,347)
Accounts payable	48,530	101,019	92,129
Accrued expenses	395,221	11,734	2,473,137
Accrued interest payable	98,542	274,614	552,669

Net cash used in operating activities	(10,128,697)	(17,416,445)	(123,711,813)

Cash flows from investing activities:
Purchases of short-term investments available for sale	—	—	(14,882,233)
Maturities of short-term investments available for sale	—	5,226,000	14,854,414
Purchases of short-term investments held-to-maturity	—	—	(22,414,130)
Maturities of short-term investments held-to-maturity	—	—	22,750,000
Purchases of property and equipment	(2,592)	(167,030)	(2,578,948)

Net cash (used in) provided by investing activities	(2,592)	5,058,970	(2,270,897)

Cash flows from financing activities:
Proceeds from stock options exercised	23,697	19,801	200,854
Proceeds from warrants issued	424,289	819,400	1,259,346
Proceeds from warrants exercised	—	—	187,652
Proceeds from sale of common stock, net of underwriting fees of $3,074,315	—	—	40,874,977
Proceeds from sale of common stock in private placement and registered direct offerings	4,834,894	15,076,952	24,840,701
Common stock financing costs	(339,547)	(806,499)	(2,991,179)
Payment to shareholders for fractional shares upon reverse stock split	—	—	(355)
Proceeds from sale of Series A, B and C convertible preferred stock	5,838,211	—	63,766,564
Series A non-voting convertible preferred stock proceeds receivable	(781,251)	—	(781,251)
Series A, B and C convertible preferred stock financing costs	(42,810)	—	(1,640,793)
Proceeds from convertible notes payable	—	—	6,814,846
Proceeds from notes payable	—	5,000,000	35,831,121
Repayments on notes payable	(1,889,904)	(1,755,554)	(29,504,090)
Debt issuance costs	—	—	(321,799)

Net cash provided by financing activities	8,067,579	18,354,100	138,536,594

Net (decrease) increase in cash and cash equivalents	(2,063,710)	5,996,625	12,553,884

Cash and cash equivalents:
Beginning of period	14,617,594	21,055,108	—

End of period	$12,553,884	$27,051,733	$12,553,884

Supplemental disclosure:
Interest paid	$562,867	$1,512,307	$6,426,222
Noncash investing and financing activities:
Cancellation of Alpha Medical, Inc. Series A convertible preferred stock and common stock	$—	$—	$(661,674)
Issuance of Beta Medical, Inc. Series A convertible preferred stock in exchange for Alpha Medical, Inc. Series A convertible preferred stock and common stock	—	—	661,674
Value of warrants issued with debt	289,257	542,144	3,196,933
Value of warrants issued for debt commitment	—	—	636,250
Value of warrants issued with Series C financing	—	—	735,438
Value of warrants issued with private investment public equity financing	—	154,525	154,525
Cashless exercise of warrants	—	4,750,126	5,244,778
Conversion of notes payable to Series B and C convertible preferred shares	—	—	6,980,668
Options issued for deferred compensation	—	—	10,898
Common stock issued to Mayo Foundation and for deferred compensation	—	—	1,770,904
Reclassifications of warrant liability	312,751	1,529,670	2,932,766
Conversion of convertible preferred stock to common stock	—	—	103,138

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

Since inception, the Company has incurred losses through September 30, 2010 totaling approximately $146.6 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. As of September 30, 2010, the Company had approximately $12.6 million of cash and cash equivalents. Assuming the Company does not receive any additional funds, it estimates that it has sufficient funds to operate into 2011. As a result, the Company is exploring various financing options and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. There was no difference from reported net loss for the three and nine months ended September 30, 2010. The difference from reported net loss for the three and nine months ended September 30, 2009 related entirely to the maturity of short-term investments and the realization of net unrealized gains on short-term investments.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair value of the Company’s long-term debt is approximately $6.3 million as of September 30, 2010 based on the present value of estimated future cash flows using a discount rate commensurate with borrowing rates available to the Company.

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

The Company did not hold any short-term investments as of September 30, 2010. The Company recorded a financial liability in 2009 related to warrants outstanding, which is fair valued using Level 3 inputs (see “Derivative Instruments” below and Note 4).

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

Effective January 1, 2009, as a result of a change in accounting guidance, the Company assessed any outstanding equity-linked financial instruments and concluded that warrants issued in November 2008 with a recorded value of $1.4 million on December 31, 2008 were to be reclassified from equity to a liability. The cumulative effect of the change in accounting principle on January 1, 2009 was a $130,968 increase to the deficit accumulated during development stage. See Note 4 for details regarding the change in fair value of the warrant liability during the nine months ended September 30, 2010.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(4,385,371)	$(12,007,923)	$(13,392,431)	$(29,039,078)

Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	7,478,075	5,010,666	7,390,857	4,574,205
Weighted-average unvested common shares subject to repurchase	—	—	—	—

Denominator for net loss per common share—basic and diluted	7,478,075	5,010,666	7,390,857	4,574,205

Net loss per share—basic and diluted	$(0.59)	$(2.40)	$(1.81)	$(6.35)

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30,
	2010	2009
Stock options outstanding	911,220	919,362
Warrants to purchase common stock	4,903,728	1,379,920
Series A non-voting convertible preferred stock	3,394,309	—

Recently Issued Accounting Standards

There were no significant changes in recent accounting pronouncements during the nine months ended September 30, 2010 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(2) Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the period from inception (December 19, 2002) through September 30, 2010 the Company experienced net losses of $146.6 million and cash used in operations of $123.7 million. As of September 30, 2010, the Company has not emerged from the development stage and had approximately $12.6 million of cash and cash equivalents, in addition to the remaining $781,000 of funds received in early October from the September 29, 2010 sale of preferred stock and common stock warrants. Assuming the Company does not receive any additional funds, it estimates that it has sufficient funds to operate into 2011, which has raised a substantial doubt about the Company’s ability to continue as a going concern. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute its business plan, including a potential new clinical trial using the next-generation Maestro RC System unconditionally approved by the U.S. Food and Drug Administration (FDA) in October 2010, the Company will need to raise significant additional funds and therefore the Company is exploring various financing options. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to secure additional financing sufficient to support its research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and ultimately to generate revenues sufficient to cover all costs.

Since inception, the Company has financed its activities principally from the sale of equity securities, debt financing and interest earned on investments. While the Company has been successful in the past in obtaining the necessary capital to support its operations, and has similar future plans, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing stockholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing stockholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company cannot execute its plan to raise funds on acceptable terms, the Company will not be able to continue as a going concern, develop or enhance products, obtain the required regulatory clearances or approvals, execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressure or unanticipated customer requirements. If the Company is unable to obtain additional financing it may be required to reduce the scope of, delay, or eliminate some or all of, its planned research, development and commercialization activities, which could materially harm its business. Any of these events would adversely affect the Company’s ability to achieve the Company’s development and commercialization goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

(3) Commitments

Operating Lease

The Company rents its office, warehouse and laboratory facilities under an operating lease, which expires on September 30, 2015. At September 30, 2010 future minimum payments under the lease are as follows:

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Years ending December 31:
Remaining three months in 2010	$68,298
2011	274,564
2012	280,055
2013	285,656
2014	291,369
2015	221,789

$1,421,731

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

As of September 30, 2010, Horizon had outstanding 141,025 common stock warrants with an exercise price of $3.90 per share. The fair value of the warrant liability associated with these warrants was $312,751 as of May 18, 2010, the date on which the warrants’ down round protection expired. This Level 3 fair value was calculated using a weighted-average Black-Scholes valuation model and the following assumptions: volatility between 113.25% and 113.33%, dividend rate of 0%, risk-free interest rate of 3.38% and a remaining life between 8.51 and 8.95 years. As a result of the down round protection expiring, on May 18, 2010 the Company recorded a decrease of $158,834 in the change in value of the warrant liability for the nine months ended September 30, 2010 and reclassified the warrant liability to equity.

        On July 8, 2010, the Company and SVB entered into a Second Amendment (the Second Amendment) to the Loan Agreement. The Second Amendment modified the repayment terms of the Term Loan such that from the date of the Second Amendment through December 31, 2010, the Company is only required to make interest only monthly payments on the Term Loan, thereby reducing its monthly debt payment. Then, beginning on January 1, 2011, the remaining balance due on the Term Loan will amortize over 30 equal payments of principal and interest, which will be payable monthly. In addition, the Second Amendment amended the interest rate due on the remaining principal amount of the Term Loan from 10.0% to a fixed annual rate of 11.0%, payable monthly. The Second Amendment also revised the terms of the financial covenants in the Prior Loan Agreement related to the liquidity ratio and new capital transactions. Pursuant to the Second Amendment, the liquidity ratio equals the ratio of (i) the sum of the Company’s unrestricted cash and cash equivalents held with SVB and SVB’s affiliates plus the Company’s eligible accounts, divided by (ii) the outstanding principal amount of the Term Loan and is not permitted to be less than 1.00:1.00. Under the Prior Loan Agreement, the liquidity ratio was not permitted to be less than 1.50:1.00. Pursuant to the Second Amendment, the Company must receive aggregate net proceeds

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

from New Capital Transactions (as defined in the Prior Loan Agreement) of not less than $2.0 million from the date of the Second Amendment through August 31, 2010, $7.0 million from the date of the Second Amendment through October 31, 2010, $15.0 million from the date of the Second Amendment through January 31, 2011 and $35.0 million from the date of the Second Amendment through June 30, 2011. If the Company meets these financing requirements, it will satisfy the covenant; however, if it does not receive aggregate net proceeds from New Capital Transactions of at least $3.5 million from the date of the Second Amendment through August 31, 2010, $7.5 million from the date of the Second Amendment through October 31, 2010, $15.0 million from the date of the Second Amendment through January 31, 2011 and $35.0 million from the date of the Second Amendment through June 30, 2011, SVB’s springing lien on the Company’s intellectual property will convert to a full lien on the intellectual property as of the date such “Proposed Capital Raise” was missed. The Company received approximately $6.3 million from the sale of preferred stock and common stock warrants in a private placement transaction that closed on September 30, 2010, which was less than the amount required by the Second Amendment and resulted in the Company entering into a Third Amendment to the Loan Agreement with SVB on November 4, 2010 (see Note 7). Finally, the Second Amendment, revised the definition of “Make-Whole Premium” so that only Term Loan payments of principal made after the date of the Second Amendment will be counted for purposes of determining whether the Company has made twelve regularly scheduled monthly payments of principal in accordance with Section 2.1.1(d) of the Prior Loan Agreement when the Make-Whole Premium comes due.

The Second Amendment also required the issuance of a new warrant to SVB with an exercise price per share equal to the volume weighted average closing price of the Company’s publicly traded common stock for the five trading days prior to the date of the Second Amendment. The warrant gives SVB the right to purchase a number of shares of the Company’s common stock equal to $316,350 divided by the exercise price per share. On July 8, 2010, SVB was issued a warrant to purchase 150,642 shares of the Company’s common stock with an exercise price of $2.10 per share.

Scheduled debt principal payments are as follows as of September 30, 2010:

Years Ending December 31:
Remaining three months in 2010	$—
2011	2,322,819
2012	2,594,344
2013	1,409,868

6,327,031
Less: Original issue discount	(495,265)

Notes payable, net	$5,831,766

5) Stock-based Compensation

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

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Company’s 2003 Stock Incentive Plan for the three and nine months ended September 30, 2010 and 2009 was allocated to operating expenses as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Research and development	$232,622	$387,318	$767,022	$760,768
Selling, general and administrative	452,006	928,809	1,411,237	1,910,406

Total	$684,628	$1,316,127	$2,178,259	$2,671,174

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As of September 30, 2010 there was approximately $4.1 million of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted-average period of 2.21 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three and nine months ended September 30, 2010 and 2009:

	Employees		Employees
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Risk-free interest rates	1.87%	2.73%	1.87%-2.62%	1.90%-2.99%
Expected life	6.25 years	6.25 years	6.00 - 6.25 years	6.00 - 6.25 years
Expected dividends	0%	0%	0%	0%
Expected volatility	124.78%	97.00%	113.20%-124.78%	88.10%-99.00%
	Nonemployees		Nonemployees
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Risk-free interest rates	2.82%	3.24%-3.64%	2.82%-3.81%	2.68%-3.64%
Expected life	9.54 years	6.00 - 9.98 years	9.01 -9.87 years	6.00 -9.98 years
Expected dividends	0%	0%	0%	0%
Expected volatility	127.93%	100.50%-108.10%	113.25%-127.93%	99.70%-108.10%

Option activity under the Plan for the nine months ended September 30, 2010 was as follows:

	Shares Available For Grant	Outstanding Options
		Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2009	98,923	995,696	$18.96
Shares reserved	—	—	—
Options granted	(39,160)	39,160	2.59
Options exercised	—	(8,592)	2.76
Options cancelled	114,910	(114,910)	16.71
Reverse split rounding	134	(134)

Balance, September 30, 2010	174,807	911,220	$18.69

On October 29, 2010, a special meeting of stockholders was held to vote on amendments to the Company’s 2003 Stock Incentive Plan to (a) increase the number of shares authorized under the plan by 1,149,817 and (b) allow for a one-time stock option exchange program (see Note 7).

(6) Stock Purchases

Registered Direct Offering

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

Private Placement

On September 29, 2010, the Company entered into securities purchase agreements with several accredited investors for the sale of 3,394,309 shares of its Series A Non-Voting Convertible Preferred Stock (Preferred Stock) and 3,394,309 common stock warrants (Up Front Warrants) in a private placement transaction (the Private Placement), at a purchase price of $1.72 per share and $0.125 per warrant, respectively. On September 30, 2010, the Private Placement closed and the Company received $5.5 million of the $6.3

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

million total gross proceeds before deducting estimated offering expenses. The remaining $781,000 of proceeds from the Private Placement was received in early October and was recorded as an asset on the Company’s September 30, 2010 condensed consolidated balance sheet.

The Up Front Warrants purchased have an exercise price per share of $2.15, or 125% of the original purchase price of the Preferred Stock. The warrants will become exercisable upon the later to occur of the following: (i) the date that is six months and one day after the issuance of the Up Front Warrants, or (ii) the closing of an offering of equity securities producing gross proceeds of at least $15 million (excluding proceeds from the Private Placement) and will expire on the fifth anniversary of the date on which they become exercisable.

Pursuant to the securities purchase agreements, the Preferred Stock investors are entitled to additional warrants if the Preferred Stock should convert into common stock upon completion of a future equity offering that exceeds $15.0 million (Conversion Warrants). Each Preferred Stock investor will purchase additional warrants from the Company to purchase that number of shares of common stock equal to (i) the difference between $1.72 and the price per share of common stock underlying the equity securities paid by investors in a future equity offering, multiplied by the number of shares of Preferred Stock purchased by the investor, divided by (ii) the Conversion Warrant exercise price per share, which will equal $2.06 (120% of the $1.72 purchase price). The Conversion Warrants will only be issued if the Company completes a future equity offering and the purchase price is below $1.72 per share. The purchase price for each Conversion Warrant issued will equal $0.125 per share of common stock underlying the warrant.

Series A Non-Voting Convertible Preferred Stock

The following is a summary of material provisions of the Preferred Stock.

Dividends. Dividends will be paid on the Preferred Stock on an as-converted basis when, as, and if paid on the Company’s common stock.

Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company, any distributions to holders of the Company’s outstanding equity shall be made as follows: First, to the holder of any share of Preferred Stock up to 150% of the original purchase price plus declared and unpaid dividends on each share of Preferred Stock (liquidation value of approximately $8.8 million on September 30, 2010), and then pro rata to the holders of the common stock and Preferred Stock on an as converted basis.

No Voting Rights. Except as required by law or as otherwise set forth below the Preferred Stock shall be non-voting and shall not have any voting rights. So long as 10% of the shares of Preferred Stock are outstanding, in addition to any other vote or approval required under the Company’s charter or bylaws, the Company will not, without the written consent of the holders of at least 75% of the Preferred Stock, either directly or by amendment, merger, consolidation, or otherwise: (i) create or authorize the creation of or issue any other security convertible into or exercisable for any equity security, having rights, preferences or privileges senior to or on parity with the Preferred Stock, or increase the authorized number of shares of Preferred Stock; or (ii) purchase or redeem or pay any dividend on any capital stock prior to the Preferred Stock, other than stock repurchased from former employees or consultants in connection with the cessation of their employment/services, at the lower of fair market value or cost; other than as approved by the Board of Directors.

Conversion Rights. The Preferred Stock may be converted on a 1:1 basis into shares of common stock at any time at the option of the investor, subject to adjustments for stock dividends, splits, combinations and similar events; provided, however, that no investor will be permitted to convert an amount of Preferred Stock that would result in such investor owning more than 19.99% of the Company’s outstanding common stock upon such conversion.

Each share of Preferred Stock will automatically be converted on a 1:1 basis into shares of common stock (subject to adjustments for stock dividends, splits, combinations and similar events): (i) immediately after the closing of an offering by the Company of equity securities producing gross proceeds of at least $15.0 million, excluding proceeds from the sale of Preferred Stock, or (ii) upon the written consent of the holders of 75% of the Preferred Stock; provided, however, that in the case of (i) and (ii) above, no investor will be permitted to convert an amount of Preferred Stock that would result in such investor owning more than 19.99% of the Company’s outstanding common stock upon such conversion.

(7) Subsequent Events

Stock Option Exchange

On October 29, 2010, a special meeting of stockholders was held and the stockholders approved amendments to the Company’s 2003 Stock Incentive Plan to (a) increase the number of shares authorized under the plan by 1,149,817 and (b) allow for a one-time stock option exchange program.

The stock option exchange program was an offer by the Company to all of its employees (including executive officers) to exchange some or all of their outstanding options to purchase the Company’s common stock for fewer new options with exercise

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

prices equal to the closing price per share of the Company’s common stock on the NASDAQ Capital Market on the date of grant (the Offer). A stock option was eligible for exchange if: (i) it had an exercise price of greater than $6.00 per share; (ii) it was not granted in connection with the performance of consulting services for the Company; (iii) it was held by an employee of the Company who was eligible to participate in the Offer; and (iv) it remained outstanding (i.e. unexpired and unexercised) as of the date of grant of the new options (such options are referred to herein as Eligible Options). There were 481,288 Eligible Options and on October 29, 2010, the Offer expired with a total of 481,288 shares of common stock underlying Eligible Options being validly tendered and not withdrawn. The Company granted new options to purchase 384,629 shares of the Company’s common stock in exchange for the cancellation of the tendered Eligible Options. The exercise price of the new stock options is $1.90 and the new options vest such that one-third of the shares underlying the option are immediately vested on the date of grant and the remaining shares vest monthly for 24 months. Each new option is a non-qualified stock option for U.S. federal income tax purposes and has a term of seven years from the date of grant.

The Eligible Options were exchanged using the below exchange ratios, which were designed to result in the fair value of the new options being approximately equal in the aggregate to the fair value of the Eligible Options that were tendered for cancellation in the exchange offer.

If the Per Share Price of the Eligible Option was	The Exchange Ratio was (Eligible Option to New Option)
$6.00 to $9.99	1.03 to 1.00
$10.00 to $19.99	1.10 to 1.00
$20.00 to $29.99	1.20 to 1.00
$30.00 to $39.99	1.26 to 1.00
$40.00 and up	1.37 to 1.00

The exchange of options pursuant to the option exchange program is characterized as a modification of the existing option awards in accordance with the fair value method of accounting for share-based payments. However, no additional expense will be recognized as the modification was value neutral. To be value neutral, the fair value of the stock options tendered as calculated immediately prior to their tender must be at least equal to the fair value of the stock options received by employees in the option exchange program. Any previously unrecognized compensation expense from the tendered stock options and incremental compensation costs associated with the new stock options received in the option exchange program will be recognized over the appropriate vesting period.

Loan Amendment

On November 4, 2010, the Company and SVB entered into a Third Amendment (the Third Amendment) to the Loan Agreement. The Third Amendment modifies the New Capital Transaction covenant such that it waives the requirements to receive aggregate net proceeds from New Capital Transactions of not less than $3.5 million from the date of the Second Amendment through August 31, 2010 and $7.5 million from the date of the Second Amendment through October 31, 2010. The Third Amendment also modifies the requirement to receive aggregate net proceeds from New Capital Transactions of not less than $15.0 million from the date of the Second Amendment through January 31, 2011 to $12.5 million and eliminates the requirement to receive aggregate net proceeds from New Capital Transactions of not less than $35.0 million from the date of the Second Amendment through June 30, 2011. Lastly, the Third Amendment suspends the liquidity ratio covenant, which was not permitted to be less than 1.00:1.00, until January 31, 2011. The Company has agreed to maintain a blocked cash collateral account with funds equal to the principal balance outstanding until such time that it has received aggregate net proceeds from New Capital Transactions of not less than $12.5 million from the date of the Second Amendment through January 31, 2011, SVB has received a financial forecast through December 31, 2012 approved by the Company’s Board of Directors and the Company and SVB have agreed to new financial covenants or a new financial structure for the Company’s obligations. There were no changes to the repayment terms of the Term Loan as defined in the Second Amendment.

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

On October 2, 2009, we announced preliminary results from our pivotal clinical study, the EMPOWER trial; indicating that the study did not meet its primary and secondary efficacy endpoints. We also announced that there were no therapy-related serious adverse events reported during the study. The EMPOWER trial is a multi-center, randomized, double-blind, prospective, placebo-controlled pivotal study being conducted in the United States and selected international centers. We further announced on November 12, 2009, that the control arm of the trial, which was intended to be inactive, apparently provided a low-intensity blocking signal that introduced VBLOC therapy in human subjects.

        In January 2010, we met with the U.S. Food and Drug Administration (FDA) to discuss the EMPOWER trial results and the regulatory process going forward. Based on this discussion, in March we submitted an Investigational Device Exemption (IDE) application for a clinical trial, called ReCharge, using our next-generation Maestro RC System in the treatment of morbid obesity and received unconditional approval from the FDA in October 2010. Our IDE approval outlines plans for conducting a randomized, double-blind, parallel-group, multicenter pivotal clinical trial of our Maestro RC System in 234 morbidly obese patients enrolled at up to 12 U.S. centers. All patients in the study will receive an implanted device and will be randomized in a 2:1 allocation to treatment or control groups. The control group will receive a device that is functional only electronically with no implanted leads. This renders the control group device inert with relation to delivery of any signaling or charge to the vagus nerve during the study period and will require the implantation of a new, complete system at the end of the 12 month study period if the control subject wishes to receive VBLOC therapy for the follow-on trial period. All patients are expected to participate in a weight management program. If we are able to obtain adequate funding, we will begin enrolling and implanting patients in ReCharge and target an acceleration of the timing of the final implant to take place around the end of 2011 at the earliest. Assuming that we successfully enroll and implant the trial and achieve favorable results, we plan to use data from that trial to support a premarket approval (PMA) application for the Maestro System, which we expect to submit no earlier than the fourth quarter of 2012. We anticipate we will be able to commercialize the Maestro System in the United States no earlier than late 2013.

As announced on August 2, 2010, we are also taking the necessary steps to commercialize the Maestro RC System in Australia which includes filing an application for approval and listing with the Australian Therapeutic Goods Administration (TGA) upon receipt of European CE Mark certification for the Maestro RC System. On October 21, 2010, we announced that we have entered into a cooperation agreement with the Australian Institute of Weight Control (AIWC), a network of bariatric clinics specializing in laparoscopic weight loss surgery and clinical research for the morbidly obese. Under the cooperation agreement, we have designated AIWC and AIWC Member Clinics as authorized training and implantation centers for our products. The AIWC will work with us to provide research, communications, training and accreditation support related to the Maestro RC System in Australia and other international territories. Further, the two organizations will work toward TGA approval of the Maestro RC System, which we hope to receive during the second half of 2011, and collaborate on subsequent marketing and distribution efforts within this territory. The AIWC will also support our efforts in gaining reimbursement for the private sector through the Medical Services Advisory Committee (MSAC) in Australia.

We received European CE Mark approval for our Maestro RF System on March 4, 2009 and are in the process of applying for European CE Mark approval for our Maestro RC System, which we hope to receive in the first quarter of 2011. The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for our Maestro System (which falls into Class III), the method involved a combination of self-assessment by the manufacturer of the safety and performance of the device, and a third-party assessment by a Notified Body, usually of the design of the device and of the manufacturer’s quality system. We use KEMA in the Netherlands as the Notified Body for our CE marking approval process.

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

To date, we have generated no revenue from the sale of products, and we have incurred net losses in each year since our inception. As of September 30, 2010, we had experienced net losses during the development stage of $146.6 million. We expect our losses to continue as we continue our development activities. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments.

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

Financial Overview

Revenue

To date, we have not commercialized any products and we have not generated any revenue. We are taking the necessary steps to commercialize the Maestro RC System in Australia which includes the filing of an application for approval and listing with the TGA upon receipt of European CE Mark certification for the Maestro RC System. We hope to receive TGA approval during the second half of 2011. In October 2010 we received unconditional approval from the FDA of our IDE to complete a pivotal trial using the Maestro RC System. As such, we do not expect to generate revenue in the United States before late 2013 and then, only if we successfully enroll and implant the clinical trial, achieve favorable results and receive FDA approval of our Maestro System. Any revenue from initial sales of a new product in the United States or internationally is difficult to predict and in any event will only modestly reduce our continued losses resulting from our research and development and other activities.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development and clinical and regulatory expenses, incurred in the development of our Maestro System. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. From inception through September 30, 2010, we have incurred a total of $98.7 million in research and development expenses. Our research and development expenditures in 2010 and beyond will largely depend on our regulatory path forward.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, market development and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, and accounting services, cash management fees, consulting fees and travel expenses. From inception through September 30, 2010, we have incurred $37.4 million in selling, general and administrative expenses.

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and 2009

Research and Development Expenses. Research and development expenses were $2.3 million for the three months ended September 30, 2010, compared to $4.6 million for the three months ended September 30, 2009. The decrease of $2.2 million, or 48.7%, is primarily due to decreases of $1.5 million, $503,000 and $155,000 in professional services, compensation and benefit expense and stock-based compensation (employee and nonemployee). The ongoing financial commitment to maintain the EMPOWER trial continues to decrease as prescribed patient follow up visits become further apart. The reduction in compensation and benefits expense and employee stock-based compensation is primarily the result of a 40% reduction-in-force completed October 27, 2009. We currently do not have nonemployee stock options being expensed, whereas in 2009 there was nonemployee stock-based compensation expense that was fully expensed by September 30, 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.8 million for the three months ended September 30, 2010, compared to $2.7 million for the three months ended September 30, 2009. The decrease of $950,000, or 35.2%, is primarily due to decreases of $477,000, $277,000 and $112,000 in stock-based compensation (employee and nonemployee), professional services and compensation and benefit expense, respectively. The decrease in compensation and benefits expense and employee stock-based compensation is primarily the result of a 40% reduction-in-force completed October 27, 2009. The decrease in the nonemployee stock-based compensation is the result of fully expensing the one remaining nonemployee stock option, whereas, for the three months ended September 30, 2009 there were four nonemployee grants being expensed. The decrease in professional services includes decreases of $130,000 in audit and legal fees and $125,000 in general consulting services.

Interest Income. Interest income was zero for the three months ended September 30, 2010, compared to $7,000 for the three months ended September 30, 2009. The decrease is primarily due to a decrease in total cash available to invest. The cash, cash equivalents and short-term investments balance was $12.6 million at September 30, 2010, including $5.5million of funds received on September 30, 2010 from the sale of preferred stock and common stock warrants in a private placement transaction, compared to a balance of $27.1 million at September 30, 2009. The average cash, cash equivalents and short-term investments balance for the three months ended September 30, 2010, was $9.9 million compared to an average balance for the three months ended September 30, 2009 of $31.0 million.

Interest Expense. Interest expense was $286,000 for the three months ended September 30, 2010, compared to $918,000 for the three months ended September 30, 2009. The decrease of $632,000, or 68.8%, was the result of voluntarily prepaying two of the outstanding term loans in full, or approximately 50% of the outstanding principal balance, on December 1, 2009.

Change in Value of Warrant Liability. The value of the warrant liability did not change during the three months ended September 30, 2010, compared to an increase of $3.8 million for the three months ended September 30, 2009. For the three months ended September 30, 2009, the warrant liability consisted of warrants issued to Silicon Valley Bank (SVB), Western Technology Investment (WTI) and Compass Horizon Funding Company LLC (Horizon). Both SVB and WTI exercised their warrants in full in September and October 2009, respectively. As a result, only warrants issued to Horizon remained outstanding during the three month period ended September 30, 2010. The fair market value of the remaining 141,025 warrants, with a weighted-average exercise price of $3.90, was $313,000 as of May 18, 2010, the date on which the warrants’ down round protection expired and the warrant liability was reclassified to equity. There was no warrant liability during the three months ended September 30, 2010.

Comparison of the Nine Months Ended September 30, 2010 and 2009

Research and Development Expenses. Research and development expenses were $7.1 million for the nine months ended September 30, 2010, compared to $12.4 million for the nine months ended September 30, 2009. The decrease of $5.4 million, or 43.1%, is primarily due to decreases of $2.8 million, $1.7 million, $368,000 and $353,000 in professional services, compensation and benefit expense, device costs and travel expense, respectively. The ongoing financial commitment to maintain the EMPOWER trial continues to decrease as prescribed patient follow up visits become further apart, which has led to decreases in both professional services and device costs. The reduction in compensation and benefits expenses along with the reduction in travel expense is primarily the result of a 40% reduction-in-force completed October 27, 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.5 million for the nine months ended September 30, 2010, compared to $6.8 million for the nine months ended September 30, 2009. The decrease of $1.3 million, or 18.9%, is primarily made up of decreases of $499,000, $288,000 and $277,000 in stock-based compensation, compensation and benefits expense and professional services, respectively. The decreases in stock-based compensation and compensation and benefits expense are primarily the result of a 40% reduction-in-force completed October 27, 2009. The decrease in professional services includes decreases of $115,000 in audit and legal fees and $114,000 in consulting costs.

          Interest Income. Interest income was $1,500 for the nine months ended September 30, 2010, compared to $79,000 for the nine months ended September 30, 2009. The decrease of $78,000, or 98.1%, is primarily due to a decrease in total cash available to invest. The cash, cash equivalents and short-term investments balance was $12.6 million at September 30, 2010, including $5.5 million of funds received on September 30, 2010 from the sale of preferred stock and common stock warrants in a private placement transaction, compared to $14.7 million at September 30, 2009. The average cash, cash equivalents and short-term investments balance was $12.8 million and $32.2 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease is the result of $29.7 million in net cash used in operating and investing activities and $13.7 million in debt principal payments from January 1, 2009 through September 30, 2010, offset by net proceeds of $29.9 million from the sale of common stock and preferred stock in two private placements and common stock in two registered direct offerings and $5.0 million of debt funding during the same time period.

Interest Expense. Interest expense was $975,000 for the nine months ended September 30, 2010, compared to $2.5 million for the nine months ended September 30, 2009. The decrease of $1.5 million, or 60.5%, was primarily the result of voluntarily prepaying two of the outstanding term loans in full, or approximately 50% of the outstanding principal balance, on December 1, 2009.

Change in Value of Warrant Liability. The value of the warrant liability decreased $159,000 for the nine months ended September 30, 2010, compared to an increase of $7.4 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2009 the warrant liability consisted of warrants issued to SVB, WTI and Horizon. Both SVB and WTI exercised their warrants in full in September and October 2009, respectively. As a result, only warrants issued to Horizon remained outstanding during the nine month period ended September 30, 2010. The fair market value of the remaining 141,025 warrants, with a weighted-average exercise price of $3.90, was $313,000 as of May 18, 2010, the date on which the warrants’ down round protection expired and the warrant liability was reclassified to equity. The fair market value for these remaining warrants was calculated using the Black-Scholes valuation model, which resulted in a $159,000 decrease for the nine months ended September 30, 2010 as our stock price decreased from $3.36 on December 31, 2009 to $2.46 on May 18, 2010.

Liquidity and Capital Resources

We have incurred losses since our inception in December 2002 and, as of September 30, 2010 we had experienced net losses during the development stage of $146.6 million. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments. Through December 31, 2009, we had received net proceeds of $122.2 million from the sale of common stock and preferred stock, including $39.1 million from our initial public offering in November 2007 and $19.9 million from private placement and registered direct offerings in 2009, and $35.8 million in debt financing, $746,000 to finance equipment purchases and $35.0 million to finance working capital. On January 20, 2010, we completed the sale of 1,239,717 shares of our common stock in a registered direct offering, at a purchase price of $3.90 per share. We received gross proceeds of $4.8 million before deducting estimated offering expenses. On September 30, 2010, we completed the sale of 3,394,309 shares of Series A non-voting convertible preferred stock, together with warrants to purchase an aggregate of 3,394,309 shares of common stock with an exercise price of $2.15 per share in a private placement transaction at a purchase price of $1.72 per share and $0.125 per share, respectively. We received gross proceeds of $6.3 million before deducting offering expenses.

As of September 30, 2010, we had $12.6 million in cash and cash equivalents. Of this amount $4.8 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents. We believe that the cash and cash equivalents balance as of September 30, 2010, in addition to the remaining $781,000 of funds received in early October from the September 29, 2010 sale of preferred stock and common stock warrants, together with any interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements into 2011 assuming we do not receive any additional funds. The potential lack of liquidity through all of 2011 has raised a substantial doubt about our ability to continue as a going concern and is discussed further in “Operating Capital and Capital Expenditure Requirements” below and in Note 2 to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute our business plan, including a potential new clinical trial using the next-generation Maestro RC System unconditionally approved by the FDA in October 2010, we will need to raise significant additional funds and therefore we are exploring various financing options. In view of these matters, our ability to continue as a going concern is dependent upon our ability to secure additional financing sufficient to support our research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and ultimately to generate revenues sufficient to cover all costs. See further discussion in the below section titled “Operating Capital and Capital Expenditure Requirements.”

As of December 31, 2009, we had repaid the outstanding principal amount due to Venture Lending & Leasing V, Inc. (a private equity fund under the management of WTI) and Horizon pursuant to the Loan and Security Agreement, effective as of November 18, 2008 (the Loan Agreement). The remaining unpaid balance of $6.3 million in debt financing as of September 30, 2010 owed to SVB pursuant to the Loan Agreement is collateralized by a first security priority lien on all of our assets, excluding intellectual property. We have entered into account control agreements in order to perfect the lender’s first security interest in our cash and investment accounts.

          On February 8, 2010 we entered into a First Amendment (the Amendment) to the Loan Agreement with SVB. The Amendment provided that SVB’s term loan shall be repaid with a payment of $383,532 on February 1, 2010 followed by consecutive equal monthly payments of $380,421 each, commencing on March 1, 2010 and ending on December 1, 2011. It also amended the interest rate due on the remaining principal amount of the term loan from 11.0% to a fixed annual rate of 10.0%, payable monthly. Pursuant to the Amendment, the conditions pursuant to which the Excluded Collateral (as defined in the Loan Agreement) will be deemed to be included as Collateral (as defined in the Loan Agreement) were changed from the failure to have five months of remaining liquidity to the occurrence of an Event of Default (as defined in the Loan Agreement) after the date of the Amendment or the lender’s awareness after such date of an Event of Default that occurred on or before such date with written notice of such event delivered to the Company. In addition, the Amendment revised the financial covenants in the Prior Loan Agreement to delete the covenant relating to five months of remaining liquidity and to change the liquidity ratio covenant to equal a ratio of (i) the sum of our unrestricted cash and cash equivalents held with SVB and SVB’s affiliates, divided by (ii) the outstanding principal amount of the term loan, which is not permitted to be less than 1.50:1.00. Finally, the Amendment added a new covenant, the breach of which would constitute an Event of Default. The new covenant required that we receive aggregate net proceeds of at least $4.0 million from new capital transactions after January 1, 2010 and before March 31, 2010 and to keep the proceeds of such transactions at SVB until used. We satisfied this new covenant with the closing, on January 20, 2010, of our sale of 1,239,717 shares of common stock to certain institutional investors in a registered direct offering for gross proceeds of approximately $4.8 million, before deducting estimated offering expenses and placement agent fees.

On July 8, 2010 we entered into a Second Amendment (the Second Amendment) to the Loan Agreement with SVB. The Second Amendment modified the repayment terms of the Term Loan such that from the date of the Second Amendment through December 31, 2010, we are only required to make interest only monthly payments on the Term Loan, thereby reducing our monthly debt payment. Then, beginning on January 1, 2011, the remaining balance due on the Term Loan will amortize over 30 equal payments of principal and interest, which will be payable monthly. In addition, the Second Amendment amended the interest rate due on the remaining principal amount of the Term Loan from 10.0% to a fixed annual rate of 11.0%, payable monthly. The Second Amendment also revised the terms of the financial covenants related to the liquidity ratio and new capital transactions. Pursuant to the Second Amendment, the liquidity ratio equals the ratio of (i) the sum of our unrestricted cash and cash equivalents held with SVB and SVB’s affiliates plus eligible accounts, divided by (ii) the outstanding principal amount of the Term Loan and is not permitted to be less than 1.00:1.00. Pursuant to the Second Amendment, we must receive aggregate net proceeds from New Capital Transactions (as defined in the Loan Agreement) of not less than $2.0 million from the date of the Second Amendment through August 31, 2010, $7.0 million from the date of the Second Amendment through October 31, 2010, $15.0 million from the date of the Second Amendment through January 31, 2011 and $35.0 million from the date of the Second Amendment through June 30, 2011. If we meet these financing requirements, we will satisfy the covenant; however, if we do not receive aggregate net proceeds from New Capital Transactions of at least $3.5 million from the date of the Second Amendment through August 31, 2010, $7.5 million from the date of the Second Amendment through October 31, 2010, $15.0 million from the date of the Second Amendment through January 31, 2011 and $35.0 million from the date of the Second Amendment through June 30, 2011, SVB’s springing lien on our intellectual property will convert to a full lien on the intellectual property as of the date such “Proposed Capital Raise” was missed. We received approximately $6.3 million from the sale of preferred stock and common stock warrants in a private placement transaction that closed on September 30, 2010, which was less than the amount required by the Second Amendment and resulted in us entering into a Third Amendment to the Loan Agreement (the Third Amendment) with SVB on November 4, 2010. See details of the Third Amendment below. Finally, the Second Amendment revised the definition of “Make-Whole Premium” so that only Term Loan payments of principal made after the date of the Second Amendment will be counted for purposes of determining whether we have made twelve regularly scheduled monthly payments of principal in accordance with Section 2.1.1(d) of the Loan Agreement when the Make-Whole Premium comes due.

The Second Amendment also required the issuance of a new warrant to SVB with an exercise price per share equal to the volume weighted average closing price of our publicly traded common stock for the five trading days prior to the date of the Second Amendment. The warrant gives SVB the right to purchase a number of shares of our common stock equal to $316,350 divided by the exercise price per share. On July 8, 2010, SVB was issued a warrant to purchase 150,642 shares of our common stock with an exercise price of $2.10 per share.

As noted above, we entered into a Third Amendment to the Loan Agreement with SVB on November 4, 2010. The Third Amendment modifies the New Capital Transaction covenant such that it waives the requirements to receive aggregate net proceeds from New Capital Transactions of not less than $3.5 million from the date of the Second Amendment through August 31, 2010 and $7.5 million from the date of the Second Amendment through October 31, 2010. The Third Amendment also modifies the requirement to receive aggregate net proceeds from New Capital Transactions of not less than $15.0 million from the date of the Second Amendment through January 31, 2011 to $12.5 million and eliminates the requirement to receive aggregate net proceeds from New Capital Transactions of not less than $35.0 million from the date of the Second Amendment through June 30, 2011. Lastly, the Third Amendment suspends the liquidity ratio covenant, which was not permitted to be less than 1.00:1.00, until January 31, 2011. We have agreed to maintain a blocked cash collateral account with funds equal to the principal balance outstanding until such time that we have received aggregate net proceeds from New Capital Transactions of not less than $12.5 million from the date of the Second Amendment through January 31, 2011, SVB has received a financial forecast through December 31, 2012 approved by our Board of Directors and we have agreed to new financial covenants or a new financial structure with SVB for our obligations. There were no changes to the repayment terms of the Term Loan as defined in the Second Amendment.

Net Cash Used in Operating Activities

Net cash used in operating activities was $10.1 million and $17.4 million for the nine months ended September 30, 2010 and 2009, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was partially offset by depreciation and amortization, change in value of warrant liability, stock-based compensation and changes in operating assets and liabilities.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $2,600 for the nine months ended September 30, 2010 compared to net cash provided by investing activities of $5.1 million for the nine months ended September 30, 2009. Net cash used in investing activities for the nine months ended September 30, 2010 is related to purchases of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2009 is primarily related to proceeds from the maturity of short-term investments slightly offset by the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $8.1 million and $18.4 million for the nine months ended September 30, 2010 and 2009, respectively. Net cash provided by financing activities for the nine months ended September 30, 2010 is primarily attributable to the completion of a private placement transaction that resulted in gross proceeds of $6.3 million for the issuance of preferred stock and common stock warrants, of which $781,000 was received in early October, offset by $43,000 in financing costs incurred through September 30, 2010 and a registered direct offering that resulted in gross proceeds of $4.8 million for the issuance of common stock, offset by $340,000 in financing costs, partially offset by repayments on our long-term debt. Net cash provided by financing activities for the nine months ended September 30, 2009 is primarily attributable to the completion of a private placement transaction that resulted in gross proceeds of $15.9 million for the issuance of common stock and common stock warrants, offset by $806,000 in financing costs incurred through September 30, 2009 and debt funding proceeds of $5.0 million automatically funded on April 28, 2009 per the terms of the $20.0 million debt facility we entered into on November 18, 2008, partially offset by repayments on our long-term debt.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any products and we have not earned any operating revenues. On October 2, 2009, we announced preliminary results from our pivotal clinical study, the EMPOWER trial; indicating that based on an initial analysis, the study did not meet its primary and secondary efficacy endpoints, while meeting its safety endpoint. Following this announcement, management has taken steps to preserve capital by minimizing all commercialization and development activities and focusing on a comprehensive analysis of all clinical, statistical, and engineering data to understand the trial outcome. This resulted in a 40% reduction in force on October 27, 2009. On November 12, 2009 we further announced that the control arm of the trial, which was intended to be inactive, apparently provided a low-intensity blocking signal that introduced VBLOC therapy in human subjects. In January 2010, we met with the FDA to discuss the EMPOWER trial results and the regulatory process going forward. Based on this discussion, in March we submitted an IDE application for a clinical trial using the next-generation Maestro RC System in the treatment of morbid obesity and received unconditional approval from the FDA in October 2010. Assuming we are able to successfully enroll and implant the new clinical trial and achieve favorable results, we do not expect to generate any product revenue in the United States before late 2013. As a result, we anticipate that we will continue to incur substantial net losses for the next several years.

We believe that our cash and cash equivalents balance of $12.6 million as of September 30, 2010, in addition to the remaining $781,000 of funds received in early October from the September 29, 2010 sale of preferred stock and common stock warrants, and any interest income we earn on these balances will be sufficient to meet our anticipated cash requirements into 2011 assuming we do not receive any additional funds, which has raised a substantial doubt about our ability to continue as a going concern. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute our business plan, including a potential new clinical trial using the next-generation Maestro RC System unconditionally approved by the FDA, we will need to raise significant additional funds and therefore we are exploring various financing options. In view of these matters, the ability for us to continue as a going concern is dependent upon our ability to secure additional financing sufficient to support our research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and ultimately to generate revenues sufficient to cover all costs. We may seek to raise funds through the sale of additional equity or debt securities, or by entering into an additional credit facility or through collaboration, licensing or other similar arrangements. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may be required to raise additional capital on more than one occasion and beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable.

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

Contractual Obligations

During the nine months ended September 30, 2010, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2009.

The following table summarizes our contractual obligations as of September 30, 2010 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

Contractual Obligations	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$1,421,731	$273,198	$562,896	$585,637	$—
Long-term debt, including interest	7,955,718	2,359,864	5,595,854	—	—
Other long-term liabilities	100,000	100,000	—	—	—

Total contractual cash obligations	$9,477,449	$2,733,062	$6,158,750	$585,637	$—

The table above reflects only payment obligations that are fixed and determinable. Our operating lease commitments relate to our corporate headquarters in St. Paul, Minnesota. Other long-term liabilities consist of obligations required under the terms of our license agreements with the Mayo Foundation for Medical Education and Research (Mayo Foundation).

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

There were no significant changes in recent accounting pronouncements during the nine months ended September 30, 2010 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and short-term investments. As of September 30, 2010, we had $12.6 million in cash and cash equivalents. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the nine months ended September 30, 2010 to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

As previously described in our Current Report on Form 8-K filed July 13, 2010, on July 8, 2010, we entered into a second amendment to our loan agreement with Silicon Valley Bank. As required by the second amendment, on July 8, 2010 we issued a warrant to Silicon Valley Bank to purchase 150,642 shares of our common stock with an exercise price of $2.10 per share and a ten year life. See Note 4 to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for more detail about the second amendment. The sale and issuance of this warrant was deemed to be exempt from registration under the Securities Act of 1933, as amended (the Securities Act) by virtue of Section 4(2) of the Securities Act, as a transaction by an issuer not involving any public offering.

As previously described in our Current Report on Form 8-K filed October 5, 2010, on September 30, 2010, we completed the sale of 3,394,309 shares of Series A Non-Voting Convertible Preferred Stock (the Preferred Stock), together with warrants to purchase an aggregate of 3,394,309 shares of common stock (the Up Front Warrants) in a private placement transaction to certain accredited investors for gross proceeds of approximately $6.3 million, less certain expenses (the Private Placement). Each holder of Preferred Stock has the rights, preferences and duties set forth in the Certificate of Designations authorized by our board of directors and filed with the Secretary of State of the State of Delaware on September 29, 2010. The Preferred Stock has a par value of $0.01 per share and the board of directors authorized an amount up to 3,600,000 shares. Each share of Preferred Stock has an original issue price of $1.72. As of the closing of the Private Placement, we had 19 stockholders of record of the Preferred Stock. See Note 6 to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for more detail about the Private Placement. The Preferred Stock and the Up Front Warrants were offered and sold in the Private Placement to accredited investors without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

Uses of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

On November 4, 2010, we entered into a third amendment to our loan agreement with Silicon Valley Bank. See Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the terms of the third amendment.

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
Greg S. Lea
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 8, 2010

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed on November 9, 2007 (File No. 333-143265)).

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 1-33818)).

3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 13, 2010 (File No. 1-33818)).

3.4	Certificate of Designations, dated as of September 29, 2010. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 5, 2010 (File No. 1-33818)).

3.5	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

4.1	Amended and Restated Investors’ Rights Agreement, dated as of July 6, 2006, by and between the Company and the parties named therein. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.1	Securities Purchase Agreement, dated as of January 14, 2010. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2010 (File No. 1-33818)).

10.2	Second Amendment to Loan and Security Agreement, dated as of July 8, 2010, by and between Silicon Valley Bank and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2010 (File No. 1-33818)).

10.3	Securities Purchase Agreement, dated as of September 29, 2010. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2010 (File No. 1-33818)).

10.4	Form of Up Front Warrant, dated September 29, 2010, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2010 (File No. 1-33818)).

10.5	Form of Conversion Warrant. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 5, 2010 (File No. 1-33818)).

10.6*†	2003 Stock Incentive Plan, as amended.

10.7*†	Form of Non-Incentive Stock Option Agreement for new options granted October 29, 2010 pursuant to the option exchange program.

10.8*	Third Amendment to Loan and Security Agreement, dated as of November 4, 2010, by and between Silicon Valley Bank and the Company.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Indicates management contract or compensation plan or agreement.