Form 10-Q
period 2011-03-31
EnteroMedics Inc
filed 2011-05-06
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting entity)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2011, 27,892,388 shares of the registrant’s Common Stock were outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 and for the period from December 19, 2002 (inception) through March 31, 2011	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and for the period from December 19, 2002 (inception) through March 31, 2011	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Reserved	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

SIGNATURES		20

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Registered Trademarks and Trademark Applications: In the United States we have registered trademarks for VBLOC®, ENTEROMEDICS® and MAESTRO®, each registered with the United States Patent and Trademark Office, and have received a fifth extension of time to file a Statement of Use on our application to register the mark EMPOWER™. In addition, the marks VBLOC, MAESTRO and ENTEROMEDICS are the subject of either a trademark registration or application for registration in Australia, Brazil, China, the European Community, Saudi Arabia and VBLOC is registered in Switzerland. The trademarks VBLOC, ENTEROMEDICS and MAESTRO SYSTEM ORCHESTRATING OBESITY SOLUTIONS are registered in Mexico. The trademarks VBLOC, ENTEROMEDICS and MAESTRO SYSTEM ORCHESTRATING OBESITY SOLUTIONS are the subject of pending trademark applications in the United Arab Emirates. This Form 10-Q contains other trade names and trademarks and service marks of EnteroMedics and of other companies.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$29,955,310	$30,840,560
Restricted cash	200,000	6,527,031
Short-term investments available for sale	2,000,040	—
Interest receivable	333	—
Prepaid expenses and other current assets	718,584	436,538

Total current assets	32,874,267	37,804,129
Property and equipment, net	669,960	741,564
Other assets	133,170	141,572

Total assets	$33,677,397	$38,687,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$1,118,356	$921,998
Accounts payable	512,832	125,188
Accrued expenses	1,925,322	2,538,371
Accrued interest payable	403,386	411,492

Total current liabilities	3,959,896	3,997,049
Notes payable, less current portion (net discounts of $359,731 and $421,874 at March 31, 2011 and December 31, 2010, respectively)	4,481,756	4,983,159

Total liabilities	8,441,652	8,980,208

Stockholders’ equity:
Common stock, $0.01 par value 85,000,000 shares authorized; 27,892,388 shares issued and outstanding at March 31, 2011 and December 31, 2010	278,924	278,924
Additional paid-in capital	180,757,786	180,143,120
Accumulated other comprehensive income	40	—
Deficit accumulated during development stage	(155,801,005)	(150,714,987)

Total stockholders’ equity	25,235,745	29,707,057

Total liabilities and stockholders’ equity	$33,677,397	$38,687,265

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Period from December 19, 2002 (inception) to
	2011	2010	March 31, 2011
Operating expenses:
Research and development	$2,788,252	$2,382,612	$102,896,588
Selling, general and administrative	2,068,554	1,966,175	41,654,177

Total operating expenses	4,856,806	4,348,787	144,550,765
Other income (expense):
Interest income	7,234	1,000	4,031,256
Interest expense	(231,600)	(363,562)	(11,071,511)
Change in value of warrant liability	—	(28,247)	(3,840,622)
Other, net	(4,846)	(8,371)	(238,395)

Net loss	$(5,086,018)	$(4,747,967)	$(155,670,037)

Net loss per share – basic and diluted	$(0.18)	$(0.66)

Shares used to compute basic and diluted net loss per share	27,892,388	7,213,555

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,		Period from December 19, 2002 (inception) to
	2011	2010	March 31, 2011
Cash flows from operating activities:
Net loss	$(5,086,018)	$(4,747,967)	$(155,670,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	71,338	97,132	2,027,404
Loss on sale of equipment	266	3,819	73,124
Employee stock-based compensation	660,411	738,552	8,978,181
Nonemployee stock-based compensation	—	31,756	3,252,700
Amortization of commitment fees, debt issuance costs and original issue discount	70,545	112,846	3,722,428
Amortization of short-term investment discount	—	—	(308,051)
Change in value of warrant liability	—	28,247	3,840,622
Change in operating assets and liabilities:
Interest receivable	(333)	—	(333)
Other receivables	—	(4,517)	—
Prepaid expenses and other current assets	(282,046)	(114,800)	(718,584)
Other assets	—	(9,523)	(60,348)
Accounts payable	387,644	40,972	321,293
Accrued expenses	(613,049)	158,687	1,925,322
Accrued interest payable	(8,106)	30,017	569,208

Net cash used in operating activities	(4,799,348)	(3,634,779)	(132,047,071)

Cash flows from investing activities:
Decrease (increase) in restricted cash	6,327,031	—	(200,000)
Purchases of short-term investments available for sale	(2,000,000)	—	(16,882,233)
Maturities of short-term investments available for sale	—	—	14,854,414
Purchases of short-term investments held to maturity	—	—	(22,414,130)
Maturities of short-term investments held to maturity	—	—	22,750,000
Purchases of property and equipment	—	(21,388)	(2,578,948)

Net cash provided by (used in) investing activities	4,327,031	(21,388)	(4,470,897)

Cash flows from financing activities:
Proceeds from stock options exercised	—	23,697	200,854
Proceeds from warrants issued	—	—	1,429,646
Proceeds from warrants exercised	—	—	187,652
Proceeds from sale of common stock, net of underwriting fees of $3,074,315	—	—	40,874,977
Proceeds from sale of common stock in private placement, registered direct and public offerings	—	4,834,894	54,455,501
Common stock financing costs	(45,745)	(339,547)	(5,235,789)
Payment to shareholders for fractional shares upon reverse stock split	—	—	(355)
Proceeds from sale of Series A, B and C convertible preferred stock	—	—	63,766,564
Series A, B and C convertible preferred stock financing costs	—	—	(1,658,662)
Proceeds from convertible notes payable	—	—	6,814,846
Proceeds from notes payable	—	—	35,831,121

	Three months ended March 31,		Period from December 19, 2002 (inception) to
	2011	2010	March 31, 2011
Repayments on notes payable	(367,188)	(926,786)	(29,871,278)
Debt issuance costs	—	—	(321,799)

Net cash (used in) provided by financing activities	(412,933)	3,592,258	166,473,278

Net (decrease) increase in cash and cash equivalents	(885,250)	(63,909)	29,955,310
Cash and cash equivalents:
Beginning of period	30,840,560	14,617,594	—

End of period	$29,955,310	$14,553,685	$29,955,310

Supplemental disclosure:
Interest paid	$169,121	$212,134	$6,771,270
Noncash investing and financing activities:
Cancellation of Alpha Medical, Inc. Series A convertible preferred stock and common stock	$—	$—	$(661,674)
Issuance of Beta Medical, Inc. Series A convertible preferred stock in exchange for Alpha Medical, Inc. Series A convertible preferred stock and common stock	—	—	661,674
Value of warrants issued with debt	—	—	3,196,933
Value of warrants issued for debt commitment	—	—	636,250
Value of warrants issued with Series C financing	—	—	735,438
Value of warrants issued with private placement, registered direct and public offerings	—	—	949,394
Cashless exercise of warrants	—	—	5,244,778
Conversion of notes and interest payable to Series B and C convertible preferred shares	—	—	6,980,668
Options issued for deferred compensation	—	—	10,898
Common stock issued to Mayo Foundation and for deferred compensation	—	—	1,770,904
Reclassifications of warrant liability	—	—	2,932,766
Conversion of convertible preferred stock to common stock	—	—	51,132

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

Since inception, the Company has incurred losses through March 31, 2011 totaling approximately $155.7 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. The Company may need to obtain additional financing and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize.

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

The accompanying condensed consolidated financial statements and notes thereto are unaudited. In the opinion of the Company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair presentation. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. The difference from reported net loss for the three months ended March 31, 2011 related entirely to net unrealized gains on short-term investments. There was no difference from reported net loss for the three months ended March 31, 2010.

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair values of investments in debt and equity securities are disclosed in Note 2. The fair value of the Company’s long-term debt is approximately $5.5 million as of March 31, 2011 based on the present value of estimated future cash flows using a discount rate commensurate with borrowing rates available to the Company.

The Company recorded a financial liability in 2009 and through May 18, 2010 related to warrants outstanding, which was fair valued using Level 3 inputs (see “Derivative Instruments” below and Note 4).

Restricted Cash

The Company had $200,000 and $6.5 million in a cash collateral money market account as of March 31, 2011 and December 31, 2010, respectively. $6.3 million of the December 31, 2010 balance was established per the terms of the Third Amendment to the Loan Agreement with Silicon Valley Bank dated November 12, 2010, which required the Company to have an amount equal to the principal balance outstanding in the restricted account. The restricted cash balance was eliminated per the terms of the Fourth Amendment to the Loan Agreement with Silicon Valley Bank dated March 3, 2011 (see Note 4).

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

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Numerator:
Net loss	$(5,086,018)	$(4,747,967)

Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	27,892,388	7,213,555
Weighted-average unvested common shares subject to repurchase	—	—

Denominator for net loss per common share—basic and diluted	27,892,388	7,213,555

Net loss per share—basic and diluted	$(0.18)	$(0.66)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three months ended March 31,
	2011	2010
Stock options outstanding	1,828,360	911,869
Warrants to purchase common stock	22,224,718	1,358,814

Recently Issued Accounting Standards

There have been no significant changes in recent accounting pronouncements during the three months ended March 31, 2011 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(2)	Short-term Investments and Fair Value Measurements

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

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value as of March 31, 2011. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

All short-term investments at March 31, 2011 are classified as Level 2 and are as follows:

Significant Other Observable Inputs Level 2
U.S. agency securities	$2,000,040

Total	$2,000,040

The short-term investments available for sale at March 31, 2011 had effective maturities of less than one year. The amortized cost and fair value of short-term investments available for sale, and the related gross unrealized gains and losses, were as follows at March 31, 2011:

		Gross Unrealized
	Cost	Gains	Losses	Fair value
U.S. agency securities	$2,000,000	$230	$190	$2,000,040

Total	$2,000,000	$230	$190	$2,000,040

(3)	Commitments

Operating Lease

The Company rents its office, warehouse and laboratory facilities under an operating lease, which expires on September 30, 2015. At March 31, 2011, future minimum payments under the lease are as follows:

Years ending December 31:
Remaining nine months in 2011	$206,264
2012	280,055
2013	285,656
2014	291,369
2015	221,789

$1,285,133

(4)	Notes Payable

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

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

Warrants were issued with the November 18, 2008 Loan Agreement that contained down round protection provisions through May 18, 2010. As of March 31, 2011, Horizon had outstanding 141,025 common stock warrants with an exercise price of $3.90 per share. The fair value of the warrant liability associated with these warrants was $499,832 as of March 31, 2010. This Level 3 fair value was calculated using a weighted-average Black-Scholes valuation model and the following assumptions: volatility between 114.7% and 115.0%, dividend rate of 0%, risk-free interest rate of 3.83% and a remaining life between 8.64 and 9.08 years. The Company recorded an increase of $28,247 in the change in value of the warrant liability for the quarter ended March 31, 2010 for the warrant liability. The warrants were reclassified from warrant liability to equity on May 18, 2010, the date on which the warrants’ down round protection expired.

During 2010, the Company and SVB entered into three amendments to the Loan Agreement, which modified the payment terms, annual interest rate and financial covenants. A brief summary of the three amendments is provided below.

On February 8, 2010, the Company and SVB entered into the First Amendment to the Loan Agreement, which reduced the annual interest rate from 11.0% to a fixed annual rate of 10.0%, payable monthly, revised the liquidity financial covenant and added a New Capital Transaction covenant.

On July 8, 2010, the Company and SVB entered into a Second Amendment to the Loan Agreement, which modified the repayment terms of the loan such that interest only payments were required through December 31, 2010 followed by 30 equal payments of principal and interest, increased the annual interest rate from 10.0% to a fixed annual rate of 11.0%, payable monthly, revised the liquidity financial covenant and added additional New Capital Transaction requirements. On July 8, 2010, per the terms of the Second Amendment to the Loan Agreement, SVB was issued a warrant to purchase 150,642 shares of the Company’s common stock with an exercise price of $2.10 per share.

On November 4, 2010, the Company and SVB entered into a Third Amendment (the Third Amendment) to the Loan Agreement, which modified the New Capital Transaction covenant, suspended the liquidity financial covenant and required the Company to maintain a blocked cash collateral account with funds equal to the principal balance outstanding.

On March 3, 2011 the Company entered into a Fourth Amendment (the Fourth Amendment) to the Loan Agreement with SVB. The Fourth Amendment modified the repayment terms of the Term Loan such that beginning April 1, 2011 through September 30, 2011, the Company is only required to make interest only monthly payments on the Term Loan. Then, beginning on October 1, 2011, the remaining balance due on the Term Loan will amortize over 30 equal payments of principal and interest, which will be payable monthly. In addition, the Fourth Amendment amended the interest rate due effective March 1, 2011 on the remaining principal amount of the Term Loan from 11.0% to a fixed annual rate of 6.25% if the liquidity ratio is greater than 1.50:1.00 and no Event of Default (as defined in the Loan Agreement) has occurred or is continuing or 9.00% if the liquidity ratio is less than 1.50:1.00 or an Event of Default has occurred or is continuing, payable monthly. The Fourth Amendment also reinstated the financial covenant related to the liquidity ratio, which is not permitted to be less than 1.00:1.00, and added an EBITDA test should the liquidity ratio fall below 1.50:1.00. The EBITDA test requires that the trailing 90 day actual EBITDA be more favorable than 110% of the projected EBITDA for the same period if the projected EBITDA for such period was less than zero or at least 90% of the projected EBITDA for the same period if the projected EBITDA for such period was greater than or equal to zero. In addition, the Fourth Amendment amended the prepayment terms of the Loan Agreement such that a Make-Whole Premium equal to 1% of the amount of the Term Loan being prepaid will be due for any voluntary or required prepayment of the Term Loan occurring before the first anniversary of the Fourth Amendment, unless the Term Loan is being voluntarily prepaid and replaced with a new SVB facility. Lastly, the Fourth Amendment eliminated SVB’s springing lien on the Company’s intellectual property, the New Capital Transactions requirement and the requirement of the Third Amendment to maintain a blocked cash collateral account with funds equal to the principal balance outstanding.

Scheduled debt principal payments are as follows as of March 31, 2011:

Years Ending December 31:
Remaining nine months in 2011	$554,810
2012	2,307,161
2013	2,458,599
2014	639,273

5,959,843
Less: Original issue discount	(359,731)

Notes payable, net	$5,600,112

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements-(Continued)

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

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Company’s 2003 Stock Incentive Plan for the three months ended March 31, 2011 and 2010 was allocated to operating expenses as follows:

	Three months ended March 31,
	2011	2010
Research and development	$236,695	$277,286
Selling, general and administrative	423,716	493,022

Total	$660,411	$770,308

As of March 31, 2011 there was approximately $5.1 million of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted-average period of 2.79 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three months ended March 31, 2011 and 2010:

	Employees		Nonemployees
	Three months ended March 31,		Three months ended
	2011	2010	March 31, 2010
Risk-free interest rates	2.68%	2.62%	3.62%-3.81%
Expected life	6.25 years	6.25 years	9.16-9.87 years
Expected dividends	0%	0%	0%
Expected volatility	124.40%	117.43%	115.28%-116.10%

There was no nonemployee stock option expense for the three months ended March 31, 2011.

Option activity under the Company’s 2003 Stock Incentive Plan for the three months ended March 31, 2011 was as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2010	1,423,361	812,515	$5.60
Shares reserved	—	—	—
Options granted	(1,048,464)	1,048,464	2.58
Options exercised	—	—	—
Options cancelled	32,619	(32,619)	2.62

Balance, March 31, 2011	407,516	1,828,360	$3.92

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

On October 2, 2009, we announced preliminary results from our first pivotal clinical study, the EMPOWER trial, a multi-center, randomized, double-blind, prospective, placebo-controlled pivotal study being conducted in the United States and selected international centers. Initial results from the trial indicated that the study did not meet its primary and secondary efficacy endpoints in that the weight loss for the treatment arm was not statistically different from the control arm in which therapy was turned off. The study did meet its safety endpoint. Our further review of the data suggests that: (i) patients that used the device for the prescribed amount of time (≥9 hours) had clinically meaningful weight-loss; (ii) both the treatment and control arm subjects experienced comparable, significant, dose-dependent excess weight loss (EWL) at 12 months; and (iii) there was an unanticipated therapeutic effect in which a low-intensity blocking signal introduced VBLOC therapy in human subjects in the control group. In January 2010, we met with the U.S. Food and Drug Administration (FDA) to discuss the EMPOWER trial results and the regulatory process going forward. Based on this discussion, in March 2010 we submitted an Investigational Device Exemption (IDE) for a pivotal trial of our second generation fully implantable Maestro Rechargeable (RC) System. In October 2010, we received an unconditional approval from the FDA for this trial, the ReCharge trial, a randomized, double-blind, parallel-group, multicenter pivotal clinical trial in 234 morbidly obese subjects enrolled at up to 12 U.S. centers. All patients in the study will receive an implanted device and will be randomized in a 2:1 allocation to treatment or control groups. The control group will receive a functional, but non-active device that will deliver no charge to the vagus nerve during the study period. All patients are expected to participate in a weight management program.

We have begun the enrollment process in the ReCharge trial and expect the first patient implant in the second quarter of 2011 with completion of all implants by year end. Assuming that we successfully enroll and implant the trial and achieve favorable results, we plan to use data from that trial to support a premarket approval (PMA) application for the Maestro System, which we expect to submit no earlier than the fourth quarter of 2012. We anticipate that we will be able to commercialize the Maestro System in the United States in late 2013 at the earliest.

We have begun to take the initial steps necessary to commercialize the Maestro RC System in Australia, which includes applying for European CE Mark certification and Australian Therapeutic Goods Administration (TGA) approval. During the first quarter of 2011, we received European CE Mark certification of the Maestro RC System and intend to use that approval to file an application for approval and listing of the Maestro RC System with the TGA and intend to commercialize the device following receipt of that approval during the second half of 2011.

On March 28, 2011, we entered into a multi-year distribution agreement with Device Technologies Australia Pty Limited (Device Technologies), effective as of March 8, 2011, appointing Device Technologies as our exclusive distributor of the Maestro RC System in Australia and New Zealand during the term of the agreement.

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

We received European CE Mark approval for our Maestro RC System in March 2011 and for our Maestro RF System in March 2009. The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for our Maestro System (which falls into Class III), the method involved a combination of self-assessment by the manufacturer of the safety and performance of the device, and a third-party assessment by a Notified Body, usually of the design of the device and of the manufacturer’s quality system. We use DEKRA Certification Inc. (formerly known as KEMA Quality) in the Netherlands as the Notified Body for our CE marking approval process.

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

To date, we have generated no revenue from the sale of products, and we have incurred net losses in each year since our inception. As of March 31, 2011, we had experienced net losses during the development stage of $155.7 million. We expect our losses to continue as we continue our development activities. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments.

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

Financial Overview

Revenue

To date, we have not commercialized any products and we have not generated any revenue. We received European CE Mark certification for our Maestro RC System in March 2011 and are continuing to take the necessary steps to commercialize the Maestro RC System in Australia which includes the filing of an application for approval and listing with the TGA. We hope to receive TGA approval during the second half of 2011. In October 2010 we received unconditional approval from the FDA of our IDE to complete a pivotal trial using the Maestro RC System. As such, we do not expect to generate revenue in the United States before late 2013 and then, only if we successfully enroll and implant the clinical trial, achieve favorable results and receive FDA approval of our Maestro System. Any revenue from initial sales of a new product in the United States or internationally is difficult to predict and in any event will only modestly reduce our continued losses resulting from our research and development and other activities.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development and clinical and regulatory expenses, incurred in the development of our Maestro System. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. From inception through March 31, 2011, we have incurred a total of $102.9 million in research and development expenses. We expect research and development expense to increase during 2011 in support of a new clinical trial, ReCharge, in addition to continued follow-up on existing trials, such as VBLOC-DM2 ENABLE and EMPOWER.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, market development and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, and accounting services, cash management fees, consulting fees and travel expenses. From inception through March 31, 2011, we have incurred $41.7 million in selling, general and administrative expenses.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

Research and Development Expenses. Research and development expenses were $2.8 million for the three months ended March 31, 2011, compared to $2.4 million for the three months ended March 31, 2010. The increase of $406,000, or 17.0%, is primarily due to increases of $447,000 and $149,000 in device related costs and professional services, respectively. Device related costs are the result of starting to build devices in support of the ReCharge trial and international commercialization, while professional service related costs increased in support of our European CE Mark certification efforts. The increases were partially offset by decreases of $104,000, $41,000 and $22,000 in compensation and benefits, stock-based compensation and travel, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.1 million for the three months ended March 31, 2011, compared to $2.0 million for the three months ended March 31, 2010. The increase of $102,000, or 5.2%, is primarily due to increases of $60,000 and $42,000 in professional services expense and travel, respectively, which are both a direct result of international commercialization efforts.

Interest Income. Interest income was $7,000 for the three months ended March 31, 2011, compared to $1,000 for the three months ended March 31, 2010. The increase of $6,000 is primarily due to an increase in total cash available to invest. The cash, cash equivalents, restricted cash and short-term investments balance was $32.2 million at March 31, 2011 compared to $14.6 million at March 31, 2010.

Interest Expense. Interest expense was $232,000 for the three months ended March 31, 2011, compared to $364,000 for the three months ended March 31, 2010. The decrease of $132,000, or 36.3%, is the result of a decrease in the gross principal balance outstanding from approximately $7.3 million on March 31, 2010 to approximately $5.9 million on March 31, 2011 and a modification to the loan agreement that reduced our annual interest rate from 11.0% to 6.25% effective March 1, 2011.

Change in Value of Warrant Liability. There was no warrant liability during the three months ended March 31, 2011. The value of the warrant liability increased $28,000 during the three months ended March 31, 2010. For the three months ended March 31, 2010 the warrant liability consisted of warrants issued to Compass Horizon Funding Company LLC (Horizon). The fair market value of the remaining 141,025 warrants, with a weighted-average exercise price of $3.90, was $500,000 as of March 31, 2010. The fair market value for these remaining warrants was calculated using the Black-Scholes valuation model, which resulted in a $28,000 increase for the three months ended March 31, 2010. While our stock price decreased from $3.36 on December 31, 2009 to $3.06 on March 31, 2010, the volatility used to calculate fair value increased from approximately 104% to 115% and the exercise price decreased from $4.80 to $3.90 per share as a result of a registered direct offering completed January 20, 2010.

Liquidity and Capital Resources

We have incurred losses since our inception in December 2002 and, as of March 31, 2011 we had experienced net losses during the development stage of $155.7 million. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments. Through December 31, 2010, we had received net proceeds of $160.5 million from the sale of common stock and preferred stock, including $39.1 million from our initial public offering in November 2007, $58.2 million from public, private placement and registered direct offerings in 2010 and 2009, and $35.8 million in debt financing, $746,000 to finance equipment purchases and $35.0 million to finance working capital.

As of March 31, 2011, we had $32.2 million in cash, cash equivalents, restricted cash and short-term investments. Of this amount $21.3 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents. We believe that the cash, cash equivalents, restricted cash and short-term investments balance as of March 31, 2011, together with any interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements through 2012, assuming our planned commercialization and we do not receive any other additional funds.

On March 3, 2011 we entered into a Fourth Amendment (the Fourth Amendment) to the Loan Agreement with SVB. The Fourth Amendment modified the repayment terms of the Term Loan such that beginning April 1, 2011 through September 30, 2011, we are only required to make monthly payments of interest only on the Term Loan. Then, beginning on October 1, 2011, the remaining balance due on the Term Loan will amortize over 30 equal payments of principal and interest, which will be payable monthly. In addition, the Fourth Amendment amended the interest rate due effective March 1, 2011 on the remaining principal amount of the Term Loan from 11.0% to a fixed annual rate of 6.25% if the liquidity ratio is greater than 1.50:1.00 and no Event of Default (as defined in the Loan Agreement) has occurred or is continuing or 9.00% if the liquidity ratio is less than 1.50:1.00 or an Event of Default has occurred or is continuing, payable monthly. The Fourth Amendment also reinstated the financial covenant related to the liquidity ratio, which is not permitted to be less than 1.00:1.00, and adds an EBITDA test should the liquidity ratio fall below 1.50:1.00. The EBITDA test requires that the trailing 90 day actual EBITDA be more favorable than 110% of the projected EBITDA for the same period if the projected EBITDA for such period was less than zero or at least 90% of the projected EBITDA for the same period if the projected EBITDA for such period was greater than or equal to zero. In addition, the Fourth Amendment amended the prepayment terms of the Loan Agreement such that a Make-Whole Premium equal to 1% of the amount of the Term Loan being prepaid will be due for any voluntary or required prepayment of the Term Loan occurring before the first anniversary of the Fourth Amendment, unless the Term Loan is being voluntary prepaid and replaced with a new SVB facility. Lastly, the Fourth Amendment eliminated SVB’s springing lien on our intellectual property, the New Capital Transactions requirement and the requirement of the Third Amendment to maintain a blocked cash collateral account with funds equal to the principal balance outstanding.

Net Cash Used in Operating Activities

Net cash used in operating activities was $4.8 million and $3.6 million for the three months ended March 31, 2011 and 2010, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was partially offset by depreciation and amortization, change in the carrying value of warrant liability, stock-based compensation and changes in operating assets and liabilities.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $4.3 million for the three months ended March 31, 2011 compared to net cash used in investing activities of $21,000 for the three months ended March 31, 2010. Net cash provided by investing activities for the three months ended March 31, 2011 is primarily attributable to a $6.3 million decrease in the restricted cash balance as a result of the Fourth Amendment offset by purchases of $2.0 million in short-term investments available for sale. Net cash used in investing activities for the three months ended March 31, 2010 is primarily attributable to the purchase of property and equipment.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $413,000 for the three months ended March 31, 2011 compared to net cash provided by financing activities of $3.6 million for the three months ended March 31, 2010. Net cash used in financing activities was due to $367,000 in principal repayments on our long-term debt and common stock financing costs of $46,000. Net cash provided by financing activities for the three months ended March 31, 2010 is primarily attributable to a registered direct offering that resulted in gross proceeds of $4.8 million, offset by $340,000 in financing costs and $927,000 of repayments on our long-term debt.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any products and we have not generated any operating revenues. We received European CE Mark certification for our Maestro RC System in March 2011 and are continuing to take the necessary steps to commercialize the Maestro RC System in Australia which includes the filing of an application for approval and listing with the TGA. We hope to receive TGA approval during the second half of 2011. In October 2010 we received unconditional approval from the FDA of our IDE to complete a pivotal trial using the Maestro RC System. As such, we do not expect to generate revenue in the United States before late 2013 and then, only if we successfully enroll and implant the clinical trial, achieve favorable results and receive FDA approval of our Maestro System. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, prepare for the potential commercial launch of our Maestro RC System, develop the corporate infrastructure required to sell our products, operate as a publicly-traded company and pursue additional applications for our technology platform.

We believe that our cash, cash equivalents, restricted cash and short-term investments balance of $32.2 million as of March 31, 2011, and any interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through 2012, assuming our planned commercialization and we do not receive any other additional funds. If our available cash, cash equivalents, restricted cash and investment balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or enter into a credit facility. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2010. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our Maestro System, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the products and successfully deliver a commercial product to the market. Our future capital requirements will depend on many factors, including but not limited to the following:

•	the scope, rate of progress, results and cost of our clinical trials and other research and development activities;

•	the cost, timing and uncertainty of any regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our Maestro System and any products that we may develop;

•	the rate of market acceptance of our Maestro System and VBLOC therapy and any other product candidates;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;

•	the effect of competing products and market developments;

•	the cost of explanting clinical devices;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish;

•	any revenue generated by sales of our Maestro System or our future products; and

•	the extent to which we invest in products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Our significant accounting policies are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission (SEC).

Contractual Obligations

During the three months ended March 31, 2011, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2010.

The following table summarizes our contractual obligations as of March 31, 2011 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$1,285,133	$275,930	$568,525	$440,678	$—
Long-term debt, including interest	7,150,935	1,482,494	5,668,441	—	—

Total contractual cash obligations	$8,436,068	$1,758,424	$6,236,966	$440,678	$—

The table above reflects only payment obligations that are fixed and determinable. Our operating lease commitments relate to our corporate headquarters in St. Paul, Minnesota.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

There were no significant changes in recent accounting pronouncements during the three months ended March 31, 2011 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents, restricted cash and short-term investments. As of March 31, 2011, we had $32.2 million in cash, cash equivalents, restricted cash and short-term investments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the three months ended March 31, 2011 to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2010.

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
Greg S. Lea
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 6, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed on November 9, 2007 (File No. 333-143265)).

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 1-33818)).

3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 13, 2010 (File No. 1-33818)).

3.4	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

4.1	Amended and Restated Investors’ Rights Agreement, dated as of July 6, 2006, by and between the Company and the parties named therein. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.1	Fourth Amendment to Loan and Security Agreement, dated as of March 3, 2011, by and between Silicon Valley Bank and the Company. (Incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on March 7, 2011 (File No. 1-33818)).

10.2*#	Distribution Agreement, dated as of March 28, 2011, by and between Device Technologies Australia Pty Limited and the Company.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.