Form 10-Q
period 2011-06-30
EnteroMedics Inc
filed 2011-08-05
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 31, 2011, 27,909,066 shares of the registrant’s Common Stock were outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 and for the period from December 19, 2002 (inception) through June 30, 2011	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and for the period from December 19, 2002 (inception) through June 30, 2011	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Reserved	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

SIGNATURES		21

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Registered Trademarks and Trademark Applications: In the United States we have registered trademarks for VBLOC®, ENTEROMEDICS® and MAESTRO®, each registered with the United States Patent and Trademark Office. In addition, the marks VBLOC, MAESTRO and ENTEROMEDICS are the subject of either a trademark registration or application for registration in Australia, Brazil, China, the European Community, Saudi Arabia and VBLOC is registered in Switzerland. The trademarks VBLOC, ENTEROMEDICS and MAESTRO SYSTEM ORCHESTRATING OBESITY SOLUTIONS are registered in Mexico. The trademarks VBLOC, ENTEROMEDICS and MAESTRO SYSTEM ORCHESTRATING OBESITY SOLUTIONS are the subject of pending trademark applications in the United Arab Emirates. This Form 10-Q contains other trade names and trademarks and service marks of EnteroMedics and of other companies.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$27,213,708	$30,840,560
Restricted cash	200,000	6,527,031
Prepaid expenses and other current assets	912,628	436,538

Total current assets	28,326,336	37,804,129
Property and equipment, net	616,795	741,564
Other assets	126,111	141,572

Total assets	$29,069,242	$38,687,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$1,690,115	$921,998
Accounts payable	122,365	125,188
Accrued expenses	2,455,770	2,538,371
Accrued interest payable	418,401	411,492

Total current liabilities	4,686,651	3,997,049
Notes payable, less current portion (net discounts of $312,735 and $421,874 at June 30, 2011 and December 31, 2010, respectively)	3,956,993	4,983,159

Total liabilities	8,643,644	8,980,208

Stockholders’ equity:
Common stock, $0.01 par value 85,000,000 shares authorized; 27,898,527 and 27,892,388 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	278,985	278,924
Additional paid-in capital	181,504,723	180,143,120
Deficit accumulated during development stage	(161,358,110)	(150,714,987)

Total stockholders’ equity	20,425,598	29,707,057

Total liabilities and stockholders’ equity	$29,069,242	$38,687,265

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from December 19, 2002 (inception) to June 30, 2011
	2011	2010	2011	2010
Operating expenses:
Research and development	$3,315,165	$2,336,253	$6,103,417	$4,718,865	$106,211,753
Selling, general and administrative	2,065,694	1,778,202	4,134,248	3,744,377	43,719,871

Total operating expenses	5,380,859	4,114,455	10,237,665	8,463,242	149,931,624
Other income (expense):
Interest income	1,097	489	8,331	1,489	4,032,353
Interest expense	(164,262)	(325,318)	(395,862)	(688,880)	(11,235,773)
Change in value of warrant liability	—	187,081	—	158,834	(3,840,622)
Other, net	(13,081)	(6,890)	(17,927)	(15,261)	(251,476)

Net loss	$(5,557,105)	$(4,259,093)	$(10,643,123)	$(9,007,060)	$(161,227,142)

Net loss per share—basic and diluted	$(0.20)	$(0.57)	$(0.38)	$(1.23)

Shares used to compute basic and diluted net loss per share	27,892,841	7,478,034	27,892,616	7,346,525

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,		Period from December 19, 2002 (inception) to June 30, 2011
	2011	2010
Cash flows from operating activities:
Net loss	$(10,643,123)	$(9,007,060)	$(161,227,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	143,328	191,862	2,099,394
Loss on sale of equipment	1,269	5,820	74,127
Stock-based compensation	1,394,295	1,493,631	12,964,765
Amortization of commitment fees, debt issuance costs and original issue discount	124,600	218,775	3,776,483
Amortization of short-term investment discount	(40)	—	(308,091)
Change in value of warrant liability	—	(158,834)	3,840,622
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(476,090)	(148,395)	(912,628)
Other assets	—	(45,347)	(60,348)
Accounts payable	198,697	38,691	132,346
Accrued expenses	(82,601)	192,330	2,455,770
Accrued interest payable	6,909	71,260	584,223

Net cash used in operating activities	(9,332,756)	(7,147,267)	(136,580,479)

Cash flows from investing activities:
Decrease (increase) in restricted cash	6,327,031	—	(200,000)
Purchases of short-term investments available for sale	(2,000,000)	—	(16,882,233)
Maturities of short-term investments available for sale	2,000,040	—	16,854,454
Purchases of short-term investments held-to-maturity	—	—	(22,414,130)
Maturities of short-term investments held-to-maturity	—	—	22,750,000
Purchases of property and equipment	(221,348)	(21,388)	(2,800,296)

Net cash provided by (used in) investing activities	6,105,723	(21,388)	(2,692,205)

Cash flows from financing activities:
Proceeds from stock options exercised	2,164	23,697	203,018
Proceeds from warrants issued	—	—	1,429,646
Proceeds from warrants exercised	10,950	—	198,602
Proceeds from sale of common stock	—	4,834,894	98,404,793
Common stock financing costs	(45,745)	(339,547)	(8,310,104)
Payment to shareholders for fractional shares upon reverse stock split	—	—	(355)
Proceeds from sale of Series A, B and C convertible preferred stock	—	—	63,766,564
Series A, B and C convertible preferred stock financing costs	—	—	(1,658,662)
Proceeds from notes payable and convertible notes payable	—	—	42,645,967
Repayments on notes payable	(367,188)	(1,889,904)	(29,871,278)
Debt issuance costs	—	—	(321,799)

Net cash (used in) provided by financing activities	(399,819)	2,629,140	166,486,392

Net (decrease) increase in cash and cash equivalents	(3,626,852)	(4,539,515)	27,213,708
Cash and cash equivalents:
Beginning of period	30,840,560	14,617,594	—

End of period	$27,213,708	$10,078,079	$27,213,708

	Six months ended June 30,		Period from December 19, 2002 (inception) to June 30, 2011
	2011	2010
Supplemental disclosure:
Interest paid	$264,313	$390,280	$6,866,462
Noncash investing and financing activities:
Cancellation of Alpha Medical, Inc. Series A convertible preferred stock and common stock	$—	$—	$(661,674)
Issuance of Beta Medical, Inc. Series A convertible preferred stock in exchange for Alpha Medical, Inc. Series A convertible preferred stock and common stock	—	—	661,674
Value of warrants issued with debt and for debt commitment	—	—	3,833,183
Value of warrants issued with sale of common and preferred stock offerings	—	—	1,684,832
Cashless exercise of warrants	—	—	5,244,778
Conversion of notes and interest payable to Series B and C convertible preferred shares	—	—	6,980,668
Options issued for deferred compensation	—	—	10,898
Common stock issued to Mayo Foundation and for deferred compensation	—	—	1,770,904
Reclassifications of warrant liability	—	312,751	2,932,766
Conversion of convertible preferred stock to common stock	—	—	51,132

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

Since inception, the Company has incurred losses through June 30, 2011 totaling approximately $161.2 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. The Company may need to obtain additional financing and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize.

Reverse Stock Split

The Company’s Board of Directors and stockholders approved a 1-for-6 reverse split of the Company’s outstanding common stock that became effective on July 9, 2010. The reverse stock split did not change the par value of the Company’s stock or the number of common and preferred shares authorized by the Company’s Fifth Amended and Restated Certificate of Incorporation, as amended. All share and per share amounts have been retroactively adjusted to reflect the stock split for all periods presented.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. There was no difference from reported net loss for the three and six months ended June 30, 2011 and 2010.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair value of the Company’s long-term debt is approximately $5.6 million as of June 30, 2011 based on the present value of estimated future cash flows using a discount rate commensurate with borrowing rates available to the Company.

The Company’s assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The Company does not hold any assets that are measured at fair value using Level 3 inputs. The types of instruments the Company invests in that are valued based on quoted market prices in active markets include U.S. treasury securities. Such instruments are classified by the Company within Level 1 of the fair value hierarchy. U.S. treasuries are valued using unadjusted quoted prices for identical assets in active markets that the Company can access.

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

The Company did not hold any short-term investments as of June 30, 2011 or December 31, 2010. The Company recorded a financial liability in 2009 and through May 18, 2010 related to warrants outstanding, which was fair valued using Level 3 inputs (see “Derivative Instruments” below and Note 3).

Restricted Cash

The Company had $200,000 and $6.5 million in a cash collateral money market account as of June 30, 2011 and December 31, 2010, respectively. $6.3 million of the December 31, 2010 balance was established per the terms of the Third Amendment to the Loan Agreement with Silicon Valley Bank dated November 12, 2010, which required the Company to have an amount equal to the principal balance outstanding in the restricted account. The restricted cash balance was eliminated per the terms of the Fourth Amendment to the Loan Agreement with Silicon Valley Bank dated March 3, 2011 (see Note 3).

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

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(5,557,105)	$(4,259,093)	$(10,643,123)	$(9,007,060)

Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	27,892,841	7,478,034	27,892,616	7,346,525
Weighted-average unvested common shares subject to repurchase	—	—	—	—

Denominator for net loss per common share—basic and diluted	27,892,841	7,478,034	27,892,616	7,346,525

Net loss per share—basic and diluted	$(0.20)	$(0.57)	$(0.38)	$(1.23)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,
	2011	2010
Stock options outstanding	1,986,991	904,111
Warrants to purchase common stock	22,217,523	1,358,814

Recently Issued Accounting Standards

In April 2011, the Financial Accounting Standards Board (FASB) issued amendments to achieve common fair value measurement and disclosure requirements between accounting principles generally accepted in the United States of America and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of these amendments to have a material impact on the preparation of the consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this new guidance to have a material impact on the preparation of the consolidated financial statements.

There have been no other significant changes in recent accounting pronouncements during the six months ended June 30, 2011 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(2)	Commitments

Operating Lease

The Company rents its office, warehouse and laboratory facilities under an operating lease, which expires on September 30, 2015. At June 30, 2011, future minimum payments under the lease were as follows:

Years ending December 31:
Remaining six months in 2011	$137,965
2012	280,055
2013	285,656
2014	291,369
2015	221,789

$1,216,834

(3)	Notes Payable

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

Warrants were issued with the November 18, 2008 Loan Agreement that contained down round protection provisions through May 18, 2010. As of June 30, 2011, Horizon had outstanding 141,025 common stock warrants with an exercise price of $3.90 per share. The fair value of the warrant liability associated with these warrants was $312,751 as of May 18, 2010, the date on which the warrants’ down round protection expired. This Level 3 fair value was calculated using a weighted-average Black-Scholes valuation model and the following assumptions: volatility between 113.25% and 113.33%, dividend rate of 0%, risk-free interest rate of 3.38% and a remaining life between 8.51 and 8.95 years. As a result of the down round protection expiring, on May 18, 2010 the Company recorded a decrease of $187,081 in the change in value of the warrant liability for the three months ended June 30, 2010, or a net decrease of $158,834 for the six months ended June 30, 2010, and reclassified the warrant liability to equity.

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

Scheduled debt principal payments are as follows as of June 30, 2011:

Years Ending December 31:
Remaining six months in 2011	$554,810
2012	2,307,161
2013	2,458,599
2014	639,273

5,959,843
Less: Original issue discount	(312,735)

Notes payable, net	$5,647,108

(4)	Stock-based Compensation

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

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Company’s 2003 Stock Incentive Plan (the Plan) for the three and six months ended June 30, 2011 and 2010 was allocated to operating expenses and to employees and nonemployees as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Research and development	$234,794	$257,114	$471,489	$534,400
Selling, general and administrative	499,090	466,209	922,806	959,231

Total	$733,884	$723,323	$1,394,295	$1,493,631

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Employees	$717,437	$723,719	$1,377,848	$1,462,271
Nonemployees	16,447	(396)	16,447	31,360

Total	$733,884	$723,323	$1,394,295	$1,493,631

As of June 30, 2011 there was approximately $4.7 million of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted-average period of 2.62 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three and six months ended June 30, 2011 and 2010:

	Employees		Employees
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Risk-free interest rates	2.14%-2.21%	2.39%-2.45%	2.14%-2.68%	2.39%-2.62%
Expected life	6.00-6.25 years	6.00-6.25 years	5.42-6.25 years	6.00-6.25 years
Expected dividends	0%	0%	0%	0%
Expected volatility	121.35%-121.50%	113.20%-114.85%	121.35%-124.40%	113.20%-117.43%

	Nonemployees		Nonemployees
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Risk-free interest rates	3.14%	2.88%-3.07%	3.14%	2.88%-3.81%
Expected life	9.85 years	9.01-9.62 years	9.85 years	9.01-9.87 years
Expected dividends	0%	0%	0%	0%
Expected volatility	116.90%	113.25%-115.90%	116.90%	113.25%-116.10%

Option activity under the Plan for the six months ended June 30, 2011 was as follows:

	Shares Available For Grant	Outstanding Options
		Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2010	1,423,361	812,515	$5.60
Shares reserved	2,000,000	—	—
Options granted	(1,218,464)	1,218,464	2.59
Options exercised	—	(1,139)	1.90
Options cancelled	42,849	(42,849)	3.43

Balance, June 30, 2011	2,247,746	1,986,991	$3.80

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a development stage medical device company focused on the design and development of devices that use neuroblocking technology to treat obesity, its associated co-morbidities, and other gastrointestinal disorders. Our proprietary neuroblocking technology, which we refer to as VBLOC therapy, is designed to intermittently block the vagus nerve using high frequency, low energy, electrical impulses. We have a limited operating history and we currently have no products approved for sale in the United States. We have received CE Mark certification in the European Union. Our initial product under development is the Maestro System, which delivers VBLOC therapy. We believe VBLOC therapy limits the expansion of the stomach, helps control hunger sensations between meals, reduces the frequency and intensity of stomach contractions and produces a feeling of early and prolonged fullness. We were formerly known as Beta Medical, Inc. and were incorporated in Minnesota on December 19, 2002. We later reincorporated in Delaware on July 22, 2004. Since inception, we have devoted substantially all of our resources to the development and commercialization of our Maestro System.

Based on our understanding of vagal nerve function and nerve blocking from our preclinical studies and the results of our initial clinical trials, we believe the Maestro System may offer obese patients a minimally-invasive treatment alternative that has the potential to result in significant and sustained weight loss. We believe that our Maestro System will allow bariatric surgeons to help obese patients who are concerned about the risks and complications associated with gastric banding and gastric bypass surgery. In addition, data from our VBLOC-DM2 ENABLE trial outside the United States demonstrate that VBLOC therapy may hold promise in improving the obesity-related co-morbidities of diabetes and hypertension. We are conducting, or plan to conduct, further studies in each of these co-morbidities to assess VBLOC therapy’s potential in addressing multiple indications.

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

On October 2, 2009, we announced preliminary results from our first pivotal clinical study, the EMPOWER trial, a multi-center, randomized, double-blind, prospective, placebo-controlled pivotal study being conducted in the United States and selected international centers. Initial results from the trial indicated that the study did not meet its primary and secondary efficacy endpoints in that the weight loss for the treatment arm was not statistically different from the control arm in which therapy was turned off. The study did meet its safety endpoint. Our further review of the data suggests that: (i) patients that used the device for the prescribed amount of time (≥9 hours) had clinically meaningful weight-loss; (ii) both the treatment and control arm subjects experienced comparable, significant, dose-dependent excess weight loss (EWL) at 12 months; and (iii) there was an unanticipated therapeutic effect in the control group. In January 2010, we met with the U.S. Food and Drug Administration (FDA) to discuss the EMPOWER trial results and the regulatory process going forward. Based on this discussion, in March 2010 we submitted an Investigational Device Exemption (IDE) for a pivotal trial of our second generation fully implantable Maestro Rechargeable (RC) System. In October 2010, we received an unconditional approval from the FDA for this trial, the ReCharge trial, a randomized, double-blind, parallel-group, multicenter pivotal clinical trial in approximately 234 patients at up to 12 U.S. centers. All patients in the study will receive an implanted device and will be randomized in a 2:1 allocation to treatment or control groups. The control group will receive a non-functional device during the study period. All patients are expected to participate in a weight management program.

We have begun the enrollment process for the ReCharge trial and in May 2011 announced that the first patient has been implanted in the ReCharge trial. We expect completion of all implants by year end. Assuming that we successfully enroll and implant the trial and achieve favorable results, we plan to use data from that trial to support a premarket approval (PMA) application for the Maestro System, which we expect to submit no earlier than the fourth quarter of 2012. We anticipate that we will be able to commercialize the Maestro System in the United States in late 2013 at the earliest.

We have begun to take the initial steps necessary to commercialize the Maestro RC System in Australia, which includes applying for European CE Mark certification and Australian Therapeutic Goods Administration (TGA) approval. During the first quarter of 2011, we received European CE Mark certification of the Maestro RC System and are in the application process for approval and listing of the Maestro RC System with the TGA and intend to commercialize the device following receipt of that approval during the second half of 2011. We also continue to explore select European markets to commercialize the Maestro RC System.

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

To date, we have generated no revenue from the sale of products, and we have incurred net losses in each year since our inception. As of June 30, 2011, we had experienced net losses during the development stage of $161.2 million. We expect our losses to continue as we continue our development activities. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments.

Our board of directors and stockholders approved a 1-for-6 reverse split of our outstanding common stock that became effective on July 9, 2010. The reverse stock split did not change the par value of our stock or the number of common and preferred shares authorized by our Fifth Amended and Restated Certificate of Incorporation, as amended. All share and per share amounts have been retroactively adjusted to reflect the stock split for all periods presented.

Financial Overview

Revenue

To date, we have not commercialized any products and we have not generated any revenue. We received European CE Mark certification for our Maestro RC System in March 2011 and are continuing to take the necessary steps to commercialize the Maestro RC System in Australia, which includes the filing of an application for approval and listing with the TGA, and select European markets. We hope to receive TGA approval during the second half of 2011. In October 2010 we received unconditional approval from the FDA of our IDE to complete a pivotal trial using the Maestro RC System and completed the first implant in May 2011. As such, we do not expect to generate revenue in the United States before late 2013 and then, only if we successfully enroll and implant the clinical trial, achieve favorable results and receive FDA approval of our Maestro System. Any revenue from initial sales of a new product in the United States or internationally is difficult to predict and in any event will only modestly reduce our continued losses resulting from our research and development and other activities.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development and clinical and regulatory expenses, incurred in the development of our Maestro System. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. From inception through June 30, 2011, we have incurred a total of $106.2 million in research and development expenses. We expect research and development expense to increase during 2011 in support of the ReCharge clinical trial, in addition to continued follow-up on existing trials, including VBLOC-DM2 ENABLE and EMPOWER.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, market development and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, and accounting services, cash management fees, consulting fees and travel expenses. From inception through June 30, 2011, we have incurred $43.7 million in selling, general and administrative expenses.

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010

Research and Development Expenses. Research and development expenses were $3.3 million for the three months ended June 30, 2011, compared to $2.3 million for the three months ended June 30, 2010. The increase of $1.0 million, or 41.9%, is primarily due to increases of $690,000, $341,000 and $89,000 in device costs, professional services, and compensation and benefits expense, which are all the result of increased efforts in support of the ReCharge trial. These increases were offset by a Minnesota Research and Development tax credit of $132,000 recorded during 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.1 million for the three months ended June 30, 2011, compared to $1.8 million for the three months ended June 30, 2010. The increase of $287,000, or 16.2%, is primarily due to an increase of $242,000 in professional services expense as a result of international commercialization efforts.

Interest Expense. Interest expense was $164,000 for the three months ended June 30, 2011, compared to $325,000 for the three months ended June 30, 2010. The decrease of $161,000, or 49.5%, was the result of a decrease in the gross principal balance outstanding from approximately $6.3 million on June 30, 2010 to approximately $5.9 million on June 30, 2011 and a modification to the loan agreement that reduced our annual interest rate from 11.0% to 6.25% effective March 1, 2011.

Change in Value of Warrant Liability. There was no warrant liability during the three months ended June 30, 2011. The value of the warrant liability decreased $187,000 during the three months ended June 30, 2010. For the three months ended June 30, 2010 the warrant liability consisted of warrants issued to Compass Horizon Funding Company LLC (Horizon). The fair market value of the remaining 141,025 warrants, with a weighted-average exercise price of $3.90, was $313,000 as of May 18, 2010, the date on which the warrants’ down round protection expired. The fair market value for these remaining warrants was calculated using the Black-Scholes valuation model, which resulted in a decrease of $187,000 for the three months ended June 30, 2010 as our stock price decreased from $3.06 on March 31, 2010 to $2.46 on May 18, 2010.

Comparison of the Six Months Ended June 30, 2011 and 2010

Research and Development Expenses. Research and development expenses were $6.1 million for the six months ended June 30, 2011, compared to $4.7 million for the six months ended June 30, 2010. The increase of $1.4 million, or 29.3%, is primarily due to increases of $1.1 million and $491,000 in device costs and professional services primarily as a result of preparation for the ReCharge trial. These increases were offset by a Minnesota Research and Development tax credit $132,000 recorded during 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.1 million for the six months ended June 30, 2011, compared to $3.7 million for the six months ended June 30, 2010. The increase of $390,000, or 10.4%, is primarily due to increases of $303,000 and $92,000 in professional services and compensation expense. The increase in professional services is primarily related to our international commercialization efforts and audit and tax services. The increase in compensation related expense is primarily related to staffing increases in support of international commercialization efforts.

Interest Expense. Interest expense was $396,000 for the six months ended June 30, 2011, compared to $689,000 for the six months ended June 30, 2010. The decrease of $293,000, or 42.5%, was the result of a decrease in the gross principal balance outstanding from approximately $6.3 million on June 30, 2010 to approximately $5.9 million on June 30, 2011 and a modification to the loan agreement that reduced our annual interest rate from 11.0% to 6.25% effective March 1, 2011.

Change in Value of Warrant Liability. There was no warrant liability during the six months ended June 30, 2011. The value of the warrant liability decreased $159,000 for the six months ended June 30, 2010. For the six months ended June 30, 2010 the warrant liability consisted of warrants issued to Horizon. The fair market value of the remaining 141,025 warrants, with a weighted-average exercise price of $3.90, was $313,000 as of May 18, 2010, the date on which the warrants’ down round protection expired. The fair market value for these remaining warrants was calculated using the Black-Scholes valuation model, which resulted in a decrease of $159,000 for the six months ended June 30, 2010 as our stock price decreased from $3.36 on December 31, 2009 to $2.46 on May 18, 2010.

Liquidity and Capital Resources

We have incurred losses since our inception in December 2002 and, as of June 30, 2011 we had experienced net losses during the development stage of $161.2 million. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments. Through December 31, 2010, we had received net proceeds of $160.5 million from the sale of common stock and preferred stock, including $39.1 million from our initial public offering in November 2007, $58.2 million from a public offering, private placements and registered direct offerings in 2010 and 2009, and $35.8 million in debt financing, $746,000 to finance equipment purchases and $35.0 million to finance working capital.

As of June 30, 2011, we had $27.4 million in cash, cash equivalents and restricted cash. Of this amount $23.3 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents. We believe that the cash, cash equivalents and restricted cash balance as of June 30, 2011, together with any interest income we earn on these balances, will be sufficient to fund operations in 2012, assuming our planned commercialization and we do not receive any other additional funds.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $9.3 million and $7.1 million for the six months ended June 30, 2011 and 2010, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was partially offset by depreciation and amortization, change in the carrying value of warrant liability, stock-based compensation and changes in operating assets and liabilities.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $6.1 million for the six months ended June 30, 2011 compared to net cash used in investing activities of $21,000 for the six months ended June 30, 2010. Net cash provided by investing activities for the six months ended June 30, 2011 is primarily attributable to a $6.3 million decrease in the restricted cash balance as a result of the Fourth Amendment offset by purchases of $221,000 of property and equipment. Net cash used in investing activities during the six months ended June 30, 2010 is primarily attributable to the purchase of property and equipment.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $400,000 for the six months ended June 30, 2011 compared to net cash provided by financing activities of $2.6 million for the six months ended June 30, 2010. Net cash used in financing activities for the six months ended June 30, 2011 was due to $367,000 in principal repayments on our long-term debt and common stock financing costs of $46,000. Net cash provided by financing activities for the six months ended June 30, 2010 is primarily attributable to a registered direct offering that resulted in gross proceeds of $4.8 million, offset by $340,000 in financing costs and $1.9 million of repayments on our long-term debt.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any products and we have not generated any operating revenues. We received European CE Mark certification for our Maestro RC System in March 2011 and are continuing to take the necessary steps to commercialize the Maestro RC System in Australia, which includes the filing of an application for approval and listing with the TGA, and select European markets. We hope to receive TGA approval during the second half of 2011. In October 2010 we received unconditional approval from the FDA of our IDE to complete a pivotal trial using the Maestro RC System. As such, we do not expect to generate revenue in the United States before late 2013 and then, only if we successfully enroll and implant the clinical trial, achieve favorable results and receive FDA approval of our Maestro System. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, prepare for the potential commercial launch of our Maestro RC System, develop the corporate infrastructure required to sell our products, operate as a publicly-traded company and pursue additional applications for our technology platform.

We believe that our cash, cash equivalents and restricted cash balance of $27.4 million as of June 30, 2011, and any interest income we earn on these balances will be sufficient to fund operations in 2012, assuming our planned commercialization and we do not receive any other additional funds. If our available cash, cash equivalents and restricted cash balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or enter into a credit facility. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business.

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

Contractual Obligations

During the six months ended June 30, 2011, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2010.

The following table summarizes our contractual obligations as of June 30, 2011 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$1,216,834	$277,296	$571,340	$368,198	$—
Long-term debt, including interest	7,055,743	2,033,357	5,022,386	—	—

Total contractual cash obligations	$8,272,577	$2,310,653	$5,593,726	$368,198	$—

The table above reflects only payment obligations that are fixed and determinable. Our operating lease commitments relate to our corporate headquarters in St. Paul, Minnesota.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued amendments to achieve common fair value measurement and disclosure requirements between accounting principles generally accepted in the United States of America and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not expect the adoption of these amendments to have a material impact on the preparation of the consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective for fiscal years beginning after December 15, 2011. We do not expect the adoption of this new guidance to have a material impact on the preparation of the consolidated financial statements.

There were no other significant changes in recent accounting pronouncements during the six months ended June 30, 2011 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents, restricted cash and short-term investments. As of June 30, 2011, we had $27.4 million in cash, cash equivalents and restricted cash. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the six months ended June 30, 2011 to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2010.

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
Greg S. Lea
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 5, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed on November 9, 2007 (File No. 333-143265)).

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 1-33818)).

3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 13, 2010 (File No. 1-33818)).

3.4	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

4.1	Amended and Restated Investors’ Rights Agreement, dated as of July 6, 2006, by and between the Company and the parties named therein. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.1	Fourth Amendment to Loan and Security Agreement, dated as of March 3, 2011, by and between Silicon Valley Bank and the Company. (Incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on March 7, 2011 (File No. 1-33818)).

10.2	Distribution Agreement, dated as of March 28, 2011, by and between Device Technologies Australia Pty Limited and the Company. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2011 (File No. 1-33818)).

10.3	Consulting Agreement, effective June 1, 2011, by and between the Company and Anthony Jansz. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2011 (File No. 1-33818)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.