Form 10-K
period 2011-12-31
EnteroMedics Inc
filed 2012-03-15
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock as reported by the NASDAQ Capital Market on that date was $56,994,135.

As of February 29, 2012, 36,758,596 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Definitive Proxy Statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders, to be held May 9, 2012 (the Proxy Statement), are incorporated by reference into Part III of this report. Except with respect to information specifically incorporated by reference in this report, the Proxy Statement is not deemed to be filed as a part hereof.

ENTEROMEDICS INC.

FORM 10-K

Registered Trademarks and Trademark Applications:    In the United States we have registered trademarks for VBLOC®, ENTEROMEDICS® and MAESTRO®, each registered with the United States Patent and Trademark Office. In addition, some or all of the marks VBLOC, MAESTRO and ENTEROMEDICS are the subject of either a trademark registration or application for registration in Australia, Brazil, China, the European Community, Saudi Arabia and Switzerland. The trademarks VBLOC, ENTEROMEDICS and MAESTRO SYSTEM ORCHESTRATING OBESITY SOLUTIONS are registered in Mexico. The trademarks VBLOC, ENTEROMEDICS and MAESTRO SYSTEM ORCHESTRATING OBESITY SOLUTIONS are the subject of pending trademark applications in the United Arab Emirates. This Form 10-K contains other trade names and trademarks and service marks of EnteroMedics and of other companies.

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

Overview

We are a clinical development stage medical device company with approvals to commercially launch our product in Australia and the European Economic Area. We are focused on the design and development of devices that use neuroblocking technology to treat obesity, metabolic diseases and other gastrointestinal disorders. Our proprietary neuroblocking technology, which we refer to as VBLOC therapy, is designed to intermittently block the vagus nerve using high-frequency, low-energy, electrical impulses. The vagus nerve regulates many activities in the human body, affecting digestion, energy metabolism, blood pressure regulation and activities of the stomach, intestine and pancreas, providing direct two-way communication between the brain and body. Our initial product is the Maestro System, which uses VBLOC therapy to affect metabolic regulatory control, limit the expansion of the stomach, help control hunger sensations between meals, reduce the frequency and intensity of stomach contractions and produce a feeling of early and prolonged fullness. Based on our understanding of vagal nerve function and nerve blocking from our preclinical studies and the results of our clinical trials, we believe the Maestro System may offer obese patients a minimally-invasive treatment that has the potential to result in significant and sustained weight loss. In addition, data from sub-group analyses demonstrate that VBLOC therapy may hold promise in improving obesity-related co-morbidities such as diabetes and hypertension.

We continue to evaluate the Maestro System in human clinical trials in the United States, Australia, Mexico, Norway and Switzerland. To date, we have not observed any mortality related to our device or any unanticipated adverse device effects in these clinical trials. We have also not observed any long-term problematic clinical side effects in any patients, including in those patients who have been using the Maestro System for more than one year.

In October 2010, we received an unconditional Investigational Device Exemption (IDE) Supplement approval from the U.S. Food and Drug Administration (FDA) to conduct a randomized, double-blind, parallel-group, multicenter pivotal clinical trial, called the ReCharge trial, testing the effectiveness and safety of VBLOC therapy utilizing our second generation Maestro Rechargeable (RC) System. Enrollment and implantation in the ReCharge trial was completed in December 2011 in 233 patients at 10 centers. All patients in the study received an implanted device and were randomized in a 2:1 allocation to treatment or control groups. The control group received a non-functional device during the study period. All patients are expected to participate in a weight management counseling program. The primary endpoints of efficacy and safety will be evaluated at 12 months, or around December 2012. Assuming we achieve favorable results, we plan to use data from the trial to support a premarket approval (PMA) application for the Maestro Rechargeable System. If the FDA grants us approval, we anticipate we will be able to commercialize the Maestro Rechargeable System in the United States in 2014.

If and when we obtain FDA approval of our Maestro Rechargeable System we intend to market our products in the United States through a direct sales force supported by field technical and marketing managers who provide training, technical and other support services to our customers. Outside the United States we intend to use direct, dealer and distributor sales models as the targeted geography best dictates. To date, we have relied on third-party manufacturers and suppliers for the production of our Maestro System. We currently anticipate that we will continue to rely on third-party manufacturers and suppliers for the production of the Maestro System.

We obtained European CE Mark approval for our Maestro Rechargeable System in March 2011. In January 2012, the Maestro Rechargeable System components were listed on the Australian Register of Therapeutic Goods (ARTG) by the Therapeutic Goods Administration (TGA). We have been working closely with our Australian distributor, Device Technologies Australia Pty Limited, to bring the Maestro Rechargeable System to the Australian market through a controlled commercial launch in 2012 and expect our first commercial sales to occur during the first half of 2012. We also continue to explore additional select international markets to commercialize the Maestro Rechargeable System, including Europe and the Middle East. The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for our Maestro System (which is considered an Active Implantable Medical Device (AIMD) in Australia and the European Economic Area, and falls into Class III within the United States), the method involves a combination of self-assessment by the manufacturer of the safety and performance of the device, and a third-party assessment by a Notified Body, usually of the design of the device and of the manufacturer’s quality system. We use DEKRA Certification B.V. (formerly known as KEMA Quality) in the Netherlands as the Notified Body for our CE marking approval process.

The Obesity and Metabolic Disease Epidemic

Obesity is a disease that has been increasing at an alarming rate with significant medical repercussions and associated economic costs. Overweight and obesity are the fifth leading risk for global deaths and more than 1 in 10 of the world’s adult population are obese. Currently, as many as 500 million people worldwide are estimated to be obese and 1.5 billion adults are estimated to be overweight, according to the World Health Organization (WHO). At least 2.8 million adults die each year as a result of being overweight or obese.

Many people with obesity also have severe and complex problems related to their disease, including Type 2 diabetes and hypertension, often referred to collectively as metabolic disease. 44% of the diabetes burden, 23% of the heart disease burden and between 7% and 41% of certain cancer burdens are attributable to overweight and obesity. WHO predicts that approximately 2.3 billion adults will be overweight and more than 700 million people worldwide will be obese by 2015.

Obesity has been identified by the U.S. Surgeon General as the fastest growing cause of disease and death in the United States. Currently, the Centers for Disease Control and Prevention (CDC) estimates that 33.8% of U.S. adults are obese, having a Body Mass Index (BMI) of 30 or higher. BMI is calculated by dividing a person’s weight in kilograms by the square of their height in meters. It is estimated that by 2015, over 40% of American adults could be obese. According to data from the U.S. Department of Health and Human Services, almost 80% of adults with a BMI above 30 have an obesity-related disease or disorder, also called a co-morbidity, and almost 40% have two or more of these co-morbidities. According to The Obesity Society (formerly the North American Association for the Study of Obesity) and the CDC, obesity is associated with many significant weight-related co-morbidities including Type 2 diabetes, high blood-pressure, sleep apnea, certain cancers, high cholesterol, coronary artery disease, osteoarthritis and stroke. In addition, a number of disorders involving the central nervous system may be complicated by obesity, such as anxiety, bipolar disorder, agoraphobia, depression and insomnia. In 2008, medical costs associated with obesity were estimated at $147 billion; the medical costs paid by third-party payors for people who are obese were $1,429 higher than those of normal weight.

In Australia, 62% of all adults are either overweight (37%) or obese (25%) and if the trend continues at current levels, by 2020, 80% of all Australian adults will be overweight or obese. In 2008, the total annual cost of obesity to Australia, including health system costs, loss of productivity costs and carers’ costs, was estimated at around $58 billion. Approximately 900,000 million people suffer from diabetes in Australia. The tripling of the rate of diabetes in the past 20 years is mostly attributed to excessive weight gain. Obesity has become the single biggest threat to public health in Australia and therefore the current Federal Minister has elevated obesity to a national priority.

We believe that this epidemic will continue to grow worldwide given dietary trends in developed nations that favor highly processed sugars, larger meals and fattier foods, as well as increasingly sedentary lifestyles. Despite the growing obesity rate, increasing public interest in the obesity epidemic and significant medical repercussions and economic costs associated with obesity, there continues to be a significant unmet need for more effective treatments. We believe existing options for the treatment of obesity have seen limited adoption to date due to patient concerns and potential side effects including morbidity. The principal treatment alternatives available today for obesity include:

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

Bariatric surgery.    In more severe cases of obesity, patients may pursue more aggressive surgical treatment options such as gastric bypass, sleeve gastrectomy and gastric banding. These procedures promote weight loss by surgically restricting the stomach’s capacity and outlet size. While largely effective, these procedures generally result in major lifestyle changes including dietary restrictions and food intolerances and they may present substantial side effects and carry short- and long-term safety risks that have limited their adoption.

Given the limitations of behavioral modification, pharmaceutical therapy and bariatric surgical approaches, we believe there is a substantial need for a patient-friendly, safer, more effective and durable solution that:

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

EnteroMedics’ Solution

The vagus nerve regulates many activities in the human body, including those affecting digestion, energy metabolism, blood pressure regulation and activities of the stomach, intestine and pancreas, and provides direct two-way communication between the brain and body. By intermittently blocking, or interrupting, naturally occurring neural impulses on the vagus nerve, our therapy is designed to affect metabolic regulatory control, reduce hunger feelings between meals, limit the expansion of the stomach during eating and reduce the frequency and intensity of stomach contractions. In addition, we believe VBLOC therapy also reduces the absorption of calories by decreasing the secretion of digestive enzymes. The resulting physiologic effects of VBLOC therapy are intended to produce a feeling of early and prolonged fullness following smaller meal portions and, by intermittently blocking the vagus nerve and allowing it to return to full function between therapeutic episodes, we have limited the body’s natural tendency to circumvent the therapy, all of which we believe will result in long-term weight loss.

We have designed our Maestro System to address a significant market opportunity that exists for a patient-friendly, safe, effective, less-invasive and durable therapy that is intended to address the underlying causes of hunger and obesity. Our Maestro System is designed to offer each of the following benefits, which we believe will lead to the adoption of VBLOC as the surgical therapy of choice for obesity:

•	preserves normal anatomy;

•	allows continued ingestion and digestion of most foods;

•	may be implanted on an outpatient basis and adjusted non-invasively;

•	offers a favorable safety profile; and

•	targets multiple factors that contribute to hunger and obesity.

The Vagus Nerve and the Digestive System

Beginning in the brain, the vagus nerve travels down alongside the esophagus to the stomach and other gastrointestinal organs and is primarily responsible for autonomic regulation involved in heart, lung and gastrointestinal function. The vagus nerve regulates many activities in the human body, affecting digestion, energy metabolism, blood pressure regulation and activities of the stomach, intestine and pancreas, providing direct two-way communication between the brain and body. Vagus nerve function has been shown to play a role in enabling multiple gastrointestinal and metabolic mechanisms, including:

•	expansion of the stomach as food enters;

•	stomach contractions that break food into smaller particles;

•	release of gastric acid to continue food processing;

•	emptying of the stomach contents into the small intestine;

•	secretion of digestive pancreatic enzymes that enable absorption of calories;

•	control of natural production of glucose within the body (endogenous or hepatic gluconeogenesis); and

•	sensations of hunger, satisfaction and fullness.

VBLOC Therapy

Several studies of the vagus nerve and its effect on the digestive system have focused on the effects of surgical vagotomy, the permanent severing of the vagus nerve at the level of the junction between the esophagus and the stomach. Given the role of the vagus nerve in regulating the release of gastric acid, early researchers originally used vagotomy as a treatment for peptic ulcers. They discovered that their patients often experienced weight loss or, at a minimum, failure to gain weight following vagotomy. However, weight loss after vagotomy alone, particularly over the long-term, likely dissipates as the body compensates for, or circumvents, the anatomical disruption by partial restoration of nervous system function.

VBLOC therapy is designed to block the gastrointestinal effects of the vagus nerve by replicating a vagotomy using high-frequency, low-energy electrical impulses to intermittently interrupt naturally occurring neural impulses on the vagus nerve between the brain and the digestive system. Our therapy is designed to affect metabolic regulatory control, control hunger sensations between meals, limit the expansion of the stomach and reduce the frequency and intensity of stomach contractions, leading to earlier fullness. In addition, we believe VBLOC therapy also reduces the absorption of calories by decreasing the secretion of digestive enzymes. The resulting physiologic effects of VBLOC therapy are intended to produce a feeling of early and prolonged fullness following smaller meal portions. By intermittently blocking the vagus nerve and allowing it to return to full function between therapeutic episodes, we believe we have limited the body’s natural tendency to circumvent the therapy, which can result in long-term weight loss.

We have designed our Maestro System to address a significant market opportunity that we believe exists for a patient-friendly, safe, effective, less-invasive and durable therapy that is intended to address the underlying causes of hunger and obesity. Our Maestro System is designed to offer each of the following benefits, which we believe could lead to the adoption of VBLOC as the surgical therapy of choice for obesity:

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

•

May be Implanted on an Outpatient Basis and Adjusted Non-Invasively.    The Maestro System is designed to be laparoscopically implanted within a 60-90 minute procedure, allowing patients to leave the hospital or clinic on the same day. The implantable system is designed to be turned off and left in place for patients who reach their target weight. When desired, the follow-up physician can simply and non-invasively turn the therapy back on. Alternatively, the implantable system can be removed in a laparoscopic procedure.

•

Offers Favorable Safety Profile.    We have designed our ReCharge and EMPOWER clinical trials to demonstrate the safety of the Maestro System. In our clinical trials to date, including the EMPOWER trial, we have not observed any mortality related to our device or any unanticipated adverse device effects. We have also not observed any long-term problematic clinical side effects in any patients, including in those patients who have been using the Maestro System for more than one year.

•

Targets Multiple Factors that Contribute to Hunger and Obesity.    We designed VBLOC therapy to target the multiple digestive, metabolic and information transmission functions of the vagus nerve and to affect the perception of hunger and fullness, which together contribute to obesity and its metabolic consequences.

VBLOC therapy, delivered via our Maestro System, is intended to offer patients what we believe could be an effective, safe, outpatient solution that minimizes complications. We believe it will enable patients to lose weight and maintain long-term weight loss while enjoying a normal, healthy diet. We also believe that the Maestro System will appeal to physicians based on the inherent physiological approach of VBLOC therapy and its favorable safety profile.

Our Strategy

Our goal is to establish VBLOC therapy, delivered via our Maestro System pulse generator, as the leading obesity management solution. The key business strategies by which we intend to achieve these objectives include:

Achieve Further Regulatory Approvals for VBLOC Therapy Using Our Maestro System.    We received an IDE from the FDA for use of the Maestro Rechargeable System in the United States in our ReCharge trial in October 2010 and completed enrollment and implantation in December 2011. Assuming we achieve favorable results, we plan to use data from that trial to pursue a PMA from the FDA to allow us to commence sales in the United States. We have received the European CE Mark for our Maestro Rechargeable System to enable the eventual commercialization of our system in the European Economic Area. In January 2012, the final Maestro Rechargeable System components were listed on the ARTG by the Australian TGA and we have been working closely with our Australian distributor to bring the Maestro Rechargeable System to the Australian market through a controlled commercial launch in 2012. We also continue to explore additional select international markets to commercialize the Maestro Rechargeable System, including Europe and the Middle East. The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for our Maestro System (which is considered an Active Implantable Medical Device (AIMD) in Australia and the European Economic Area, and falls into Class III within the United States), the method involved a combination of self-assessment by the manufacturer of the safety and performance of the device, and a third-party assessment by a Notified Body, usually of the design of the device and of the manufacturer’s quality system. We used DEKRA Certification B.V. (formerly known as KEMA Quality) in the Netherlands as the Notified Body for our CE marking approval process.

Drive the Adoption and Endorsement of VBLOC Therapy Through Obesity Therapy Experts.    Our clinical development strategy is to collaborate closely with regulatory bodies, obesity therapy experts, patients and their advocates and scientific experts. We have established credible and open relationships with obesity therapy experts and scientific experts and we believe these obesity therapy experts and scientific experts will be important in promoting patient awareness and gaining widespread adoption if the Maestro System is approved and commercialized.

Commercialize Our Products using a Distribution Network outside the United States.    We plan to utilize specialized third-party medical device distributors in Australia and other non-U.S. markets to call directly on key opinion leaders and bariatric surgeons, which we believe will enable us to target them effectively. We expect that our distributor’s sales force will promote the Maestro System to physicians, work with our surgeon partners, provide training and maintain regulatory required records. They will also work with patients who have concerns with current bariatric surgical procedures. We also plan to call on physicians, weight-management specialists and nurses who influence patient adoption.

Commercialize Our Products using a Direct Sales and Marketing Effort within the United States.    We plan to build a sales force to call directly on key opinion leaders and bariatric surgeons, primarily within bariatric Centers of Excellence. We believe this currently represents over 450 facilities within the United States, which we believe will enable us to target them effectively with a small sales force. We expect that our direct sales force will promote the Maestro System to physicians and patients who have concerns with current bariatric surgical procedures. We also plan to call on physicians, weight-management specialists and nurses who influence patient adoption.

Identify Appropriate Coding, Obtain Coverage and Payment for the Maestro Rechargeable System.    While payors are not our direct customers, their coverage and reimbursement policies influence patient and physician selection of obesity treatment. We plan to employ a focused campaign to obtain payor support for VBLOC therapy. We plan to seek specific and appropriate coding, coverage and payment for our Maestro Recharegeable System from the Australia Medical Services Advisory Committee (MSAC) and the U.S. Centers for Medicare and Medicaid Services (CMS) and from private insurers. We have applied for several unique CPT Category III codes with the American Medical Association’s CPT Advisory Committee for a Vagus Nerve Blocking Therapy procedure. We were recently informed that six of the CPT Category III codes were approved and will be listed in the July edition of the CPT billing codes. We intend to use these categories to build evidence for a possible application for a CPT Category I Code at a later date.

Expand and Protect Our Intellectual Property Position.    We believe that our issued patents and our patent applications encompass a broad platform of neuromodulation therapies, including vagal blocking and combination therapy focused on obesity, diabetes, hypertension and other gastrointestinal disorders. We intend to continue to pursue further intellectual property protection through U.S. and foreign patent applications.

Leverage our VBLOC Technology for Other Disease States.    We intend to continue to conduct research and development for other potential applications for our VBLOC therapy and believe we have a broad technology platform that will support the development of additional clinical applications and therapies for other metabolic and gastrointestinal disorders in addition to obesity.

The Maestro System, Implantation Procedure and Usage

The Maestro System.    Our Maestro System pulse generator delivers VBLOC therapy via two small electrodes that are laparoscopically implanted and placed in contact with the trunks of the vagus nerve just above the junction between the esophagus and the stomach, near the diaphragm. The Maestro System has been developed in two different energy configurations, the Maestro Radio Frequency (RF) System and the Maestro RC System, delivering the same VBLOC therapy. The Maestro RF System is powered by an external controller and transmit coil worn by the patient to receive therapy. The Maestro RC System (shown below) is powered by an internal rechargeable battery.

The major components of the Maestro RC System include:

•

Neuroregulator.    The neuroregulator, sometimes referred to as a neuroblocking pulse generator, is an implanted device that controls the delivery of VBLOC therapy to the vagus nerve. It is surgically implanted just below, and parallel to, the skin, typically on the side of the body over the ribs.

•

Lead System.    Proprietary leads are powered by the neuroregulator and deliver electrical pulses to the vagus nerve via the electrodes. The leads and electrodes are similar to those used in traditional cardiac rhythm management products.

•

Mobile Charger.    The mobile charger is an electronic device worn by the patient externally while recharging the device. It connects to the transmit coil and provides information on the battery status of the neuroregulator and the mobile charger.

•

Transmit Coil.    The transmit coil is positioned for short periods of time over the implanted neuroregulator to deliver radiofrequency battery charging and therapy programming information across the skin into the device.

•

Clinician Programmer.    The clinician programmer connects to the mobile charger to enable clinicians to customize therapy settings as necessary and retrieve reports stored in system components. The reports include patient use and system performance information used to manage therapy. The clinician programmer incorporates our proprietary software and is operated with a commercially available laptop computer.

We developed the Maestro System in two different energy configurations, the first generation Maestro RF System, used for the early feasibility trials and the EMPOWER trial, and the second generation Maestro RC System, which is currently in use in the VBLOC-DM2 ENABLE trial and the ReCharge U.S. pivotal trial and will be our commercial device. The Maestro RF System and the Maestro RC System differ in the following ways:

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

Implantation Procedure.    The Maestro System is implanted by a bariatric surgeon using a procedure that is typically performed within 60-90 minutes. During the procedure, the surgeon laparoscopically implants the electrodes in contact with the vagal nerve trunks and then connects the lead wires to the neuroregulator, which is subcutaneously implanted. The implantation procedure and usage of the Maestro System carry some risks, such as the risks generally associated with laparoscopic procedures as well as the possibility of device malfunction. Adverse events related to the therapy, device or procedure may include, but are not limited to: pain, heartburn, constipation, nausea, depression, diarrhea, infection, organ or nerve damage, surgical explant or revision, device movement, device malfunction and allergic reaction to the implant.

Usage of the Maestro System.    The physician activates the Maestro System after implantation. VBLOC therapy is then delivered intermittently each day as scheduled (recommended during the patient’s waking hours) through the neuroregulator. The scheduled delivery of the intermittent pulses blocking the vagus nerve is customized for each patient’s weight loss and overall treatment objectives.

The physician is able to download reports to monitor patient use and system performance information. This information is particularly useful to physicians to ensure that patients are properly using the system. Although usage of our Maestro System generally proceeds without complications, as part of the therapy or intentional weight loss, patients in our clinical trials have observed side-effects such as heartburn, bloating, diarrhea, sweating, nausea, constipation, greasy bowel movements, tiredness and excessive feelings of fullness, especially after meals. In addition, patient noncompliance with wearing the external components of the Maestro RF System or properly charging the Maestro RC System or Maestro RF System may render VBLOC therapy less effective in achieving long-term weight loss.

Clinical Development

We are developing our Maestro System to deliver VBLOC therapy for the long-term treatment of obesity and obesity related co-morbidities. Based on our preclinical and clinical findings, we believe that our Maestro System has the potential to offer a compelling combination of efficacy and safety. We are continuing to evaluate the Maestro System in human clinical studies conducted in the United States and internationally. We announced on October 2, 2009 that based on an initial analysis, our EMPOWER trial did not meet its primary and secondary comparative efficacy endpoints. We also announced that there were no therapy-related serious adverse events reported during the study. After meeting with the FDA in January 2010 to discuss the EMPOWER trial results and the regulatory process going forward, we submitted a supplemental IDE application for a clinical trial using the second generation Maestro RC System in the treatment of morbid obesity. In October 2010, we received an unconditional approval from the FDA for this trial, the ReCharge trial, and completed enrollment and implantation in December 2011.

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

Clinical Experience

We began evaluating VBLOC therapy with our initial Maestro System, the RF1 system, in a clinical trial in February 2006. The first generation RF2 system is distinguished from the RF1 system by an improved user interface, improvements in the energy management within the neuroregulator and a more robust transmission link for delivering energy from the coil to the neuroregulator in the RF2 system. The second generation system, the RC system, has a fully implanted battery and requires the user to charge it less frequently than with the RF System. Our early clinical experience has shown that VBLOC therapy using the Maestro System offers physicians a programmable method to selectively and reversibly block the vagus nerve and results in clinically and statistically significant excess weight loss. Excess weight represents the difference between a patient’s actual weight and the patient’s weight assuming a BMI of 25, which is considered healthy. Excess weight loss (EWL) is reported as the percentage of excess weight that is lost by the patient.

We have not observed any mortality related to our device or any unanticipated adverse device effects in any of our completed or ongoing studies. Reported events include those associated with laparoscopic surgery or any implantable electronic device. The effects of VBLOC therapy include changes in appetite, and, in some patients, effects that may be expected with decreased intra-abdominal vagus nerve activity, such as temporary abdominal discomfort and short episodes of belching, bloating, cramping or nausea.

Findings from our clinical feasibility trials have resulted in more than 30 publications peer-reviewed and accepted for presentation between 2006 and 2011 at the following meetings: Digestive Disease Week, American Society for Metabolic and Bariatric Surgery, International Federation for Surgery of Obesity, Obesity Surgery Society of Australia & New Zealand and The Obesity Society (formerly the North American Association for the Study of Obesity).

Below is a summary of our planned and ongoing clinical studies.

VBLOC-RF2 Trial

Enrollment of 38 patients in the VBLOC-RF2 trial began in November 2006. This trial is designed to evaluate the safety and efficacy of the Maestro RF2 System in treating patients with obesity over a period of 60 months. The trial is an international, open-label, prospective, multi-center study. We implemented weight management programs and evaluated the efficacy of VBLOC therapy by measuring average percentage EWL at one month, three, six and 12 months and longer. We are using results from this trial to further optimize selection of VBLOC therapy parameters. Preliminary data indicate that the RF2 system improvements have resulted in improved therapy delivery and improved weight loss compared to the first generation Maestro RF System. To date, no deaths related to our device or unanticipated adverse device effects have been reported during the VBLOC-RF2 trial. As announced in October 2010, the VBLOC-RF2 trial, showed an EWL of 23.0% at 24 months of VBLOC therapy in 18 RF2 patients. At that time, the most recent results for the prior follow-up periods demonstrated an EWL of 28.3% in 18 RF2 patients at 18 months and an EWL of 22.6% in 26 RF2 patients at 12 months of VBLOC therapy.

VBLOC-DM2 ENABLE Trial

Enrollment of the VBLOC-DM2 ENABLE trial began in the second quarter of 2008 and is designed to evaluate the effects of VBLOC therapy on glucose regulation and blood pressure in those patients who were hypertensive using the Maestro RC System in approximately 30 patients. The trial is an international, open-label, prospective, multi-center study. We plan to evaluate the efficacy of VBLOC therapy by measuring average percentage EWL, HbA1c (blood sugar), FPG (fasting plasma glucose), blood pressure, calorie intake, appetite and other endpoints at one week, one month, three, six, 12 and 18 months and possibly longer. To date, no deaths related to our device or unanticipated adverse device effects have been reported during the VBLOC-DM2 ENABLE trial and the safety profile is similar to that seen in the other VBLOC trials. As announced in June and October 2011, follow-up of patients showed the below data.

•	Percent EWL (from implant, Company updated interim data):

Visit (post-device activation)	% EWL (≥ 12 hours therapy delivery per day)	N
Week 1	-9.5	25
3 Months	-20.8	26
6 Months	-25.2	24
12 Months	-27.2	24
18 Months	-24.6	22

% EWL for all patients (N=24) is -22.6 at 18 months. Two patients are not currently receiving therapy for unrelated medical reasons.

Interim analysis. N is patients who have reached those time points and were seen for the scheduled visit.

•	HbA1c change in percentage points (Baseline HbA1c = 7.8 + 0.2%) (Company updated interim data):

Visit (post-device activation)	% HbA1c change	N	p
Week 1	-0.3	28	0.002
6 Months	-0.9	25	0.002
12 Months	-1.0	26	0.002
18 Months	-1.1	18	0.002

•	Fasting Plasma Glucose change (Baseline 151.4 + 6.5 mg/dl average) (Company updated interim data):

Visit (post-device activation)	Glucose change (mg/dl)	N	P
Week 1	-20.9	28	0.01
6 Months	-28.7	25	0.01
12 Months	-27.6	25	0.01
18 Months	-32.0	17	0.01

•	Change in diastolic blood pressure (DBP) in hypertensive patients (baseline 87.2 mmHg) (Company updated interim data):

Visit (post-device activation)	DBP change (mmHg)	N	p
Week 1	-10.1	12	<0.001
6 Months	-13.8	10	<0.001
12 Months	-10.2	11	0.009
18 Months	-15.9	10	<0.001

•	Change in mean arterial pressure (MAP) in hypertensive patients (baseline 99.5 mmHg) (Company updated interim data):

Visit (post-device activation)	MAP change (mmHg)	N	p
Week 1	-6.8	15	0.04
6 Months	-12.5	13	<0.001
12 Months	-7.8	14	0.03
18 Months	-13.0	13	0.002

Caloric Intake Sub-study:    A sub-study, conducted as part of the VBLOC-DM2 ENABLE trial, evaluated 12-month satiety and calorie intake in 10 patients with type 2 diabetes mellitus enrolled in the trial. Follow-up measures among patients enrolled in the sub-study included EWL, 7-day diet records assessed by a nutritionist, calorie calculations and visual analogue scale (VAS) questions to assess satiety by 7-day or 24-hour recall at the following time periods: baseline, 4 and 12 weeks and 6 and 12 months post device initiation. A validated program, Food Works™, was used to determine calorie and nutrition content. Results include:

•	Mean EWL for the sub-study was 33+5% (p<0.001) at 12 months;

•	Calorie intake decreased by 45% (p<0.001), 48% (p<0.001), 38% (p<0.001) and 30% (p=0.02), at 4 and 12 weeks, 6 months and 12 months, respectively, from a baseline of 2,062 kcal/day; and

•

VAS recall data, using a repeated measures analysis, documented fullness at the beginning of meals (p=0.005), less food consumption (p=0.02) and less hunger at the beginning of meal (p=0.03) corroborating the reduction in caloric intake.

EMPOWER Trial

The EMPOWER trial is a randomized, double-blind, controlled pivotal study in 294 patients designed to evaluate the safety and efficacy of our first-generation Maestro RF System in the treatment of obesity. Unlike the second generation Maestro RC System, which is powered by an internal battery recharged via an external mobile charger and transmit coil worn by the patient for a short time each week, the Maestro RF System was powered by an external controller and transmit coil, which must be worn daily by the patients for the hours prescribed to receive therapy. The EMPOWER trial met its safety endpoint but did not meet its comparative primary and secondary efficacy endpoints due to an unanticipated therapeutic effect seen in the control arm.

The trial produced the following safety results:

•	No deaths, a one-year surgical revision rate of 4.8 percent and serious adverse event rate related to the device or implant/revision procedure of 3 percent;

•	No therapy-related serious adverse events in the entire study population through 12 months; and

•	No changes in intra-cardiac conduction, ventricular repolarization or ventricular arrhythmias were seen in either study group.

The trial produced the following efficacy results:

•	Both the treatment and control arm patients experienced comparable, significant, dose-dependent EWL at 12 months which resulted in the trial not meeting its efficacy endpoints;

•	Post-study analysis of control group parameters suggested that there was an unanticipated therapeutic effect in the control group; and

•

The ‘dose effect’ showed a correlation between average EWL and the number of hours of device use; patients in the treated group who used the system for greater than or equal to 12 hours a day saw an average EWL of nearly 30 percent at 12 months from implant while those in the control group who used the system for greater than or equal to 12 hours a day saw an average excess weight loss of 22 percent at 12 months from implant.

As announced in June 2011, the 30 month EMPOWER EWL was as follows:

Visit	EWL	N
6 Months	-17.9%	271
12 Months	-16.3%	265
18 Months	-17.2%	188
24 Months	-19.2%	164
30 Months	-19.8%	107

Interim analysis. N at 18, 24 and 30 months are patients who have reached those time points and were seen for the scheduled visit.

The purpose of the EMPOWER trial was to measure the safety and efficacy of our Maestro RF System in obese patients after 12 months of VBLOC therapy. After all patients completed 12 months of follow up, the trial was unblinded and all patients, including those in the control group, had the option to receive ongoing VBLOC therapy. Patients will continue to be followed out to 60 months as part of the trial and we will continue to monitor average percentage EWL and safety during this extended period. The results of the EMPOWER trial informed the design of the ReCharge trial discussed below.

ReCharge Trial (Maestro RC System)

In January 2010, we met with the FDA to discuss the EMPOWER trial results and the regulatory process going forward. Based on this discussion, we submitted an IDE application for a clinical trial using the second generation Maestro RC System in the treatment of morbid obesity and in October 2010 we received an unconditional approval to proceed with this trial, the Recharge Trial. The trial, which completed enrollment and implantation in December 2011, is a randomized, double-blind, parallel-group, multicenter pivotal clinical trial using the Maestro RC System in 233 patients at 10 centers. All patients in the study received an implanted device and were randomized in a 2:1 allocation to treatment or control groups. The control group received a non-functional device during the study period. All patients are expected to participate in a weight management counseling program. The primary endpoints of efficacy and safety will be evaluated at 12 months, or around December 2012. Assuming we achieve favorable results, we plan to use data from that trial to support a PMA application for the Maestro RC System. If the FDA grants us approval, we anticipate we will be able to commercialize the Maestro RC System in the United States in 2014.

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

We have spent a significant portion of our capital resources on research and development. Our research and development expenses were $16.7 million in 2011, $8.5 million in 2010 and $15.6 million in 2009. With the completion of enrollment and device implantation in our ReCharge pivotal trial for obesity in late 2011, we expect research and development expenditures to decrease in 2012 as we turn our primary focus to supporting this new clinical trial in addition to the continued follow-up on existing trials, such as VBLOC-DM2 ENABLE and EMPOWER.

Other Diseases and Disorders

We believe that our VBLOC therapy may have the potential, if validated through appropriate clinical studies, to treat a number of additional gastrointestinal disorders or co-morbidities frequently associated with obesity, including the following:

•

Type 2 Diabetes.    Type 2 diabetes is an escalating global health epidemic often related to obesity that affects nearly 200 million people worldwide, 50 million in the United States alone. Those with diabetes are susceptible to cardiovascular morbidity and mortality, and up to two out of three people with diabetes have high blood pressure. We believe that VBLOC therapy has significant potential in treating metabolic syndrome (diabetes with high blood pressure). We have launched an international feasibility trial, VBLOC-DM2 ENABLE, to further explore the efficacy of VBLOC therapy in this patient population and have reported preliminary findings in the “Clinical Development” section above.

•

Hypertension.    Blood pressure normally rises and falls throughout the day. When it consistently stays too high for too long, it is called hypertension. Globally, nearly one billion people have high blood pressure (hypertension); of these, two-thirds are in developing countries. About one in three American adults has high blood pressure or hypertension. Hypertension is one of the most important causes of premature death worldwide and the problem is growing; in 2025, an estimated 1.56 billion adults will be living with hypertension. Hypertension kills nearly 8 million people every year worldwide. We believe that VBLOC therapy may improve mean systolic and diastolic blood pressure in hypertensive patients. We have included an evaluation of the blood pressure effects of VBLOC therapy in our international feasibility trial, VBLOC-DM2 ENABLE, to further explore the efficacy of VBLOC therapy in this patient population and have reported preliminary findings in the “Clinical Development” section above.

•

Pancreatitis.    Primary and recurrent cases of acute pancreatitis are estimated to number from 150,000 to 200,000 annually, resulting in approximately 80,000 hospital admissions each year in the United States. In animal studies, we have shown that VBLOC therapy suppresses pancreatic exocrine secretion, suggesting its potential efficacy in treating pancreatitis.

•	Other Gastrointestinal Disorders. We believe that VBLOC therapy may have potential in a number of other gastrointestinal disorders, including irritable bowel syndrome and inflammatory bowel disease.

None of these conditions are included in our current IDE or approved for sale internationally. Additional approvals will be required to market the Maestro System for these indications in the United States or internationally.

Mayo Clinic Relationship

Our research and development team has worked with clinicians from Mayo Clinic Rochester, Minnesota pursuant to exclusive know-how, license, and consulting agreements from 2005 through 2011. Mayo clinicians with multiple specialties such as bariatric surgery, gastroenterology and laparoscopic surgery consulted with our research and development team on an exclusive basis to advise us as we developed our devices for vagal blocking therapy to treat obesity. Specifically, Mayo clinicians, along with other of our consultants, have offered their expertise to advise us with regard to our clinical trials and surgical techniques for our implantation procedure and participate on our medical advisory board and therapeutic algorithm panel. The agreements with Mayo Clinic also included a similar collaboration for the development of products to address a wide variety of disorders susceptible to treatment by electrically blocking neural impulses on the vagus nerve. We retain the exclusive rights to obesity-related device inventions developed through this collaboration. We have also licensed-in one issued obesity-related patent from Mayo Clinic, which is unrelated to our VBLOC technology.

Australian Institute of Weight Control (AIWC)

We are working with a network (Australian Institute of Weight Control (AIWC)) of bariatric surgeons and clinics specializing in laparoscopic weight loss surgery and clinical research for the morbidly obese. With this relationship, we have designated these and associated surgeons and clinics as authorized training and implantation centers for our products. These surgeons will be the first in Australia to implant the Maestro System during 2012. These surgeons will work with us to provide research, communications, training and accreditation support related to the Maestro System in Australia and other international territories. In addition, the surgeons will collaborate on subsequent marketing and distribution efforts in Australia and will support our efforts in gaining reimbursement for the private sector through the Medical Services Advisory Committee (MSAC) in Australia.

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

Sales and Marketing

United States

We currently do not have a sales organization and have no experience as a company in the marketing, sale or distribution of our proposed products. In the event that the Maestro System receives FDA approval, we expect to recruit and retain additional personnel responsible for commercial operations, sales and marketing, customer service, reimbursement and technical service in order to support the commercial launch of our product.

Finally, we expect that account management and patient registration processes used during the clinical trial will be transitioned to commercial registration structure. Centers responsible for implanting our product will be expanded, and trained to perform the patient selection, implant and manage appropriate follow-up procedures.

Initially, we anticipate that our sales representatives will exclusively target selected bariatric surgery Centers of Excellence and nationally recognized bariatric surgery centers. To be approved as a bariatric surgery Center of Excellence, a surgery center needs to perform a minimum of 125 bariatric surgical procedures per year. Currently there are over 450 bariatric surgery Centers of Excellence approved by the Surgical Review Corporation. In addition we expect to market our products to a small number of nationally-recognized hospitals that do not intend to pursue the Center of Excellence certification.

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

In March 2011, we entered into a multi-year distribution agreement with Device Technologies Australia Pty Limited (Device Technologies) appointing Device Technologies as our exclusive distributor of the Maestro System in Australia and New Zealand during the term of the agreement. During the first quarter of 2011, we received European CE Mark certification of the Maestro Rechargeable System. In January 2012, the final Maestro Rechargeable System components were listed on the ARTG by the TGA. We have been working closely with Device Technologies to bring the Maestro Rechargeable System to the Australian market through a controlled commercial launch in 2012. We expect our first commercial sales to occur during the first half of 2012. We also continue to explore additional select international markets to commercialize the Maestro Rechargeable System, including Europe and the Middle East.

Competition

We compete primarily in the market for obesity treatment with surgical obesity procedures and various devices used to implement neurostimulation and gastric stimulation systems. These current surgical procedures are performed in approximately less than 1% of all eligible obese patients today. We also compete with pharmaceutical therapies. The market for obesity treatments is competitive, subject to technological change and significantly affected by new product development. Although we expect to compete in the market for gastric stimulation systems and other neurotechnology devices that treat obesity, there are currently no FDA-approved neuromodulation or neuroblocking therapies for the treatment of obesity. We believe we are the first company pursuing neuroblocking therapy for the treatment of obesity.

We also compete against the manufacturers of pharmaceuticals that are directed at treating obesity. We are aware of two drugs that are approved for long-term treatment of obesity in the United States: Sibutramine, marketed by Abbott Labs as Meridia, which has recently been withdrawn from the market worldwide by the manufacturer based on safety concerns, and Orlistat, marketed by Roche as Xenical and GlaxoSmithKline as Alli. In addition, numerous pharmaceutical companies are working on additional drug therapies that may prove effective in addressing obesity, including Lorcaserin by Arena Pharmaceuticals, Inc., Contrave and Empatic by Orexigen Therapeutics, Inc. and Qnexa by VIVUS, Inc.

We compete with several private early-stage companies developing neurostimulation devices for application to the gastric region and related nerves for the treatment of obesity. For example, IntraPace, Inc. is developing a gastric stimulator. These companies may prove to be significant competitors, particularly through collaborative arrangements with large and established companies. They also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

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

In addition to competition from developers of neurostimulation and gastric modulation systems, we expect our Maestro System will also compete with surgical obesity procedures, including gastric bypass, gastric banding, vertical-banded gastroplasty and biliopancreatic diversion. The leader in the field of gastric banding is Allergan, whose Lap-Band received FDA approval for marketing in 2001. Allergan also recently acquired EndoArt, a European band company that has developed the EasyBand, which uses RF telemetry to adjust the gastric band. Additionally, we are aware that Johnson & Johnson received approval in 2007 of their gastric band product known as the Realize Adjustable Gastric Band. We are also aware that GI Dynamics has received approvals in various international countries to sell its EndoBarrier Gastrointestinal Liner and in 2011 began trading on the Australian Securities Exchange.

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

We believe that establishing appropriate third-party coverage for the therapy should be achievable as important structural elements are already in place. Physician claims for payment use Current Procedural Terminology, Fourth Edition (CPT) billing codes to describe procedures and services performed. Currently, there are established CPT codes for the implantation of cranial nerve pulse generators and related leads, and we expect providers may seek payment for our therapy based on these codes. In addition, we have applied for several unique CPT Category III codes with the American Medical Association’s CPT Advisory Committee for a Vagus Nerve Blocking Therapy procedure. We were recently informed that six of the CPT Category III codes were approved and will be listed in the July edition of the CPT billing codes. We intend to use these categories to build evidence for a possible application for a CPT Category I Code at a later date. With respect to possible usage of our product in the hospital inpatient setting, hospital inpatient billing is referenced by International Classifications of Diseases, 9th Revision, Clinical Modification (ICD-9-CM) procedure codes. There is an existing ICD-9-CM diagnosis code for morbid obesity and our studies are intended to provide the necessary outcomes data to link appropriate billing codes with the ICD-9 diagnosis code for morbid obesity. By October 2013, health plans and providers must replace the ICD-9-CM system and begin using the newer ICD-10-CM system for billing hospital inpatient procedures. The U.S. Department of Health and Human Services has recently announced its intentions to initiate a process to postpone this compliance date. The ICD-10-CM system should not impact coverage decisions, but could impact reimbursement for various procedures. Our clinical trial data substantiating VBLOC therapy will also be used to seek coverage of VBLOC therapy for patients with morbid obesity and appropriate reimbursement for surgeons and hospitals under the codes already in place.

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

The Australian reimbursement landscape for medical devices is comprised of a number of different payers and schemes. There are informal funding pathways and formal reimbursement systems. There are three major payers: private health insurers; the Federal government; and State and Territory governments. Private health insurers pay for private hospital services, surgically implanted prostheses and defined health appliances. The Federal government pays for professional medical services including diagnostic investigations and the majority of the cost of services in public hospitals. State and Territory governments pay for some of the cost of services in public hospitals. In addition, various ad hoc Federal and State government grants and programs exist to provide funding for new technologies. The Medical Services Advisory Committee (MSAC) advises the Australian Minister for Health and Ageing on evidence relating to the safety, effectiveness and cost-effectiveness of new medical technologies and procedures. This advice informs Australian Government decisions about public funding for new, and in some cases existing, medical procedures. Evaluation of evidence associated with medical services has been an integral part of the process for the listing of new medical technologies and services on the Medicare Benefits Schedule (MBS). In Australia, we plan to seek specific and appropriate coding, coverage and payment for our Maestro Rechargeable System from the Australia Medical Services Advisory Committee (MSAC).

Other manufacturers of neurostimulator devices for a variety of indications have been successful in securing third-party coverage and reimbursement for use of their devices after early commercialization. We will actively pursue all similar opportunities to secure appropriate payment for our device.

Intellectual Property

Our success will depend in part on our ability to obtain and defend patent protection for our products and processes, to preserve our trade secrets and to operate without infringing or violating the proprietary rights of third parties. To date, we have 22 issued U.S. patents, 20 of which pertain to treating gastrointestinal disorders and we believe provide us with broad intellectual property protection covering electrically-induced vagal blocking and methods for treating obesity. Assuming timely payment of maintenance fees as they become due, most of these patents will expire in 2023. We have four granted European patents and four granted Australian patents. We also have 14 U.S. patent applications including one case with a notice of allowance and 26 national stage patent applications, including applications in Australia, China, India, Europe and Japan. These applications primarily pertain to our vagal blocking technology and its application to obesity as well as other gastrointestinal disorders. In addition to our patents and applications, we have a license agreement with Mayo Foundation for Medical Education and Research for one issued U.S. patent, which is unrelated to our VBLOC therapy.

We also register the trademarks and trade names through which we conduct our business. To date, in the United States we have registered trademarks for VBLOC®, ENTEROMEDICS® and MAESTRO®, each registered with the United States Patent and Trademark Office. In addition, some or all of the marks VBLOC, MAESTRO and ENTEROMEDICS are the subject of either a trademark registration or application for registration in Australia, Brazil, China, the European Community, Saudi Arabia and Switzerland. The trademarks VBLOC, ENTEROMEDICS and MAESTRO SYSTEM ORCHESTRATING OBESITY SOLUTIONS are registered in Mexico. The trademarks VBLOC, ENTEROMEDICS and MAESTRO SYSTEM ORCHESTRATING OBESITY SOLUTIONS are the subject of pending trademark applications in the United Arab Emirates.

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

With the Maestro Rechargeable System recently being listed on the ARTG, we expect to increase our production volume slowly as we bring the Maestro Rechargeable System to the Australian market through a controlled commercial launch in 2012. In the event that the Maestro Rechargeable System receives FDA approval or approval from additional select international markets, we expect to increase our production volume by a significant amount. Given that we rely primarily on third-party manufacturers and suppliers for the production of our products, our ability to increase production will depend upon the experience, certification levels and large scale production capabilities of our suppliers and manufacturers. Qualified suppliers and contract manufacturers have been and will continue to be selected to supply products on a commercial scale according to our proprietary specifications. We also intend to increase our inventory levels to support commercial forecasts as we expand our implanting centers. Our FDA approval process requires us to name and obtain approval for the suppliers of key components of our Maestro Rechargeable System.

Many of our parts are custom designed and as a result, we may not be able to quickly qualify and establish additional or replacement suppliers for the components of our Maestro Rechargeable System. A delay in the approval process with the FDA or other regulatory agencies in other international markets for our Maestro Rechargeable System as a result of the need to qualify or obtain alternate vendors for any of our components would delay our ability to sell and market the Maestro Rechargeable System and could have a material adverse effect on our business.

We believe that our current manufacturing and supply arrangements will be adequate to continue our ongoing and planned clinical trials. In order to produce the Maestro Rechargeable System in the quantities we anticipate to meet future market demand, we will need our manufacturers and suppliers to increase, or scale up, manufacturing production and supply arrangements by a significant factor over the current level of production. There are technical challenges to scaling up manufacturing capacity and developing commercial-scale manufacturing facilities that may require the investment of substantial additional funds by our manufacturers and suppliers and hiring and retaining additional management and technical personnel who have the necessary experience. If our manufacturers or suppliers are unable to do so, we may not be able to meet the requirements for the launch of the product internationally or in the United Sates or to meet future demand, if at all. We may also represent only a small portion of our suppliers’ or manufacturers’ business and if they become capacity constrained they may choose to allocate their available resources to other customers that represent a larger portion of their business. We currently anticipate that we will continue to rely on third-party manufacturers and suppliers for the production of the Maestro Rechargeable System following commercialization. If we are unable to obtain a sufficient supply of our product, our revenue, business and financial prospects would be adversely affected.

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

Medical devices are classified into one of three classes, Class I, II or III, on the basis of the amount of risk and the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I, low risk, devices are subject to general controls (e.g., labeling and adherence to good manufacturing practices (GMPs)). Class II, intermediate risk, devices are subject to general controls and to special controls (e.g., performance standards, and premarket notification). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class II devices. In both the United States and certain international markets, there have been a number of legislative and regulatory initiatives and changes, such as the Modernization Act, which could and have altered the healthcare system in ways that could impact our ability to sell our medical devices profitably. Recent, widely-publicized events concerning the safety of certain drug, food and medical device products have raised concerns among members of Congress, medical professionals, and the public regarding the FDA’s handling of these events and its perceived lack of oversight over regulated products. The increased attention to safety and oversight issues has resulted in a more cautious approach by the FDA to device clearances and approvals, as well as post-market compliance, which could prevent, delay clearance or approval of our new products or product modifications, or require us to expend additional resources on post-market studies and controls.

The FFDCA provides two basic review procedures for medical devices. Certain products may qualify for a submission authorized by Section 510(k) of the FFDCA, where the manufacturer submits to the FDA a premarket notification of the manufacturer’s intention to commence marketing the product. The manufacturer must, among other things, establish that the product to be marketed is substantially equivalent to another legally marketed product. Marketing may commence when the FDA issues a letter finding substantial equivalence. If a medical device does not qualify for the 510(k) procedure, the manufacturer must file a premarket approval (PMA) application with the FDA. This procedure requires more extensive pre-filing clinical and preclinical testing than the 510(k) procedure and involves a significantly longer FDA review process.

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

If the FDA determines that a PMA is complete, the FDA accepts the application and begins an in-depth review of the submitted information. The FDA, by statute and regulation, has 180 days to review an accepted PMA application, although the review and response activities generally occur over a significantly longer period of time, typically one year, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of our, and our manufacturers’, facilities to evaluate compliance with the Quality System Regulation. Under the Medical Device User Fee and Modernization Act of 2002, the fee to submit a PMA can be up to $220,050 per PMA, however, we qualify for a small business exemption. If the FDA’s evaluation of the PMA is favorable, the PMA is approved, and the device may be marketed in the United States. The FDA may approve the PMA with post-approval conditions intended to ensure the safety and effectiveness of the device. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval. Even after approval of a PMA, new PMAs or supplemental PMAs are required for significant modifications to the manufacturing process, labeling, use and design of a device that is approved through the premarket approval process. Premarket approval supplements often require submission of the same type of information as a PMA except that the supplement is limited to information needed to support any changes from the device covered by the original PMA. In addition, holders of an approved PMA are required to submit annual reports to the FDA that include relevant information on the continued use of the device.

Clinical Trials

A clinical trial is almost always required to support a PMA. Clinical trials for a “significant risk” device such as ours require submission to the FDA of an application for an Investigational Device Exemption (IDE) for clinical studies to be conducted within the United States. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Clinical trials for a significant risk device in the United States may begin once the IDE application is approved by the FDA and by the Institutional Review Boards (IRBs) overseeing the clinical trial at the various investigational sites.

Clinical trials require extensive recordkeeping and detailed reporting requirements. Our clinical trials must be conducted under the oversight of an IRB at each participating clinical trial site and in accordance with applicable regulations and policies including, but not limited to, the FDA’s good clinical practice (GCP) requirements. We, the trial Data Safety Monitoring Board, the FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

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

Compliance with regulatory requirements is enforced through periodic facility inspections by the FDA, which may be unannounced. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

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

International

Australia

The Company’s Maestro Rechargeable System, which recently was listed on the ARTG by the TGA, is regulated as a medical device under the Therapeutic Goods Act (TG Act), which regulates the research, design, testing, manufacture, safety, labeling, storage, record keeping, advertising, sales and distribution, post-market adverse event reporting, production and advertising and promotion of medical devices in Australia. The TG Act requires medical devices to be included on the ARTG before they can be supplied in Australia. The TGA’s requirements in relation to the inclusion process depend on the classification of devices based on risk level and other factors. All implantable components of the Maestro Rechargeable System, and most of the external components, required a full conformity assessment prior to inclusion on the ARTG to satisfy the TGA that the device and its manufacturer comply with the “Essential Principles” under the TG Act relating to the safety and performance characteristics of medical devices. Accordingly, among other things, the TGA reviewed data demonstrating the safety and efficacy of the device including data obtained through clinical trials. TGA regulations continue to apply to a device after inclusion on the ARTG. For example, the sponsor will be required to submit annual reports to the TGA, and when applicable, report certain adverse events to the TGA, and if a recall is required, it will need to comply with TGA requirements. Even after the device is included, the TGA will conduct audits from time to time in relation to the product to ensure ongoing compliance. In addition, advertising material to consumers relating to the device is regulated by the TG Act. Advertising material in general is also subject to trade practices legislation, the regulatory agency for which is the Australian Competition and Consumer Commission.

Other Countries

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. The primary regulatory environment in Europe is that of the European Economic Community (EEC), which consists of 27 countries encompassing nearly all the major countries in Europe. Other countries that are not part of the EEC, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the EEC with respect to medical devices. The EEC has adopted Directive 90/385/EEC for active implantable medical devices and numerous standards that govern and harmonize the national laws and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices that are marketed in member states. Medical devices that comply with the requirements of the national law of the member state in which their Notified Body is located will be entitled to bear CE marking, indicating that the device conforms to applicable regulatory requirements, and, accordingly, can be commercially marketed within EEC states and other countries that recognize this mark for regulatory purposes.

We obtained European CE Mark approval for our Maestro Rechargeable System during the first quarter of 2011. The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for our Maestro System (which is considered an Active Implantable Medical Device (AIMD) in Australia and the European Economic Area, and falls into Class III within the United States), the method involved a combination of self-assessment by the manufacturer of the safety and performance of the device, and a third-party assessment by a Notified Body, usually of the design of the device and of the manufacturer’s quality system. A Notified Body is a private commercial entity that is designated by the national government of a member state as being competent to make independent judgments about whether a product complies with applicable regulatory requirements. The manufacturer’s assessment included a clinical evaluation of the conformity of the device with applicable regulatory requirements. We use DEKRA Certification B.V. (formerly known as KEMA Quality) in the Netherlands as the Notified Body for our CE marking approval process.

Employees

As of December 31, 2011, we had a total of 33 employees. All of these employees are located in the United States.

From time to time we also employ independent contractors, consultants and temporary employees to support our operations. None of our employees are subject to collective bargaining agreements. We have never experienced a work stoppage and believe that our relations with our employees are good.

Executive Officers

The following table sets forth information regarding our executive officers, including their ages, as of March 15, 2012:

Name	Age	Position
Mark B. Knudson, Ph.D.	63	President, Chief Executive Officer, Chairman and Director
Greg S. Lea	59	Senior Vice President and Chief Financial Officer
Adrianus (Jos) Donders	58	Senior Vice President of Research and Advanced Development
Katherine S. Tweden	51	Vice President, Clinical and Regulatory

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

Adrianus (Jos) Donders has served as our Senior Vice President of Research and Advanced Development since April 2005. From September 2003 to April 2005, Mr. Donders was Director Communication Systems Engineering for Medtronic USA. From June 2000 to August 2003, Mr. Donders served as Director Clinical Study Management and Research and Development Europe for Medtronic Europe. Mr. Donders received a degree equivalent to a Masters of Electrical Engineering from the Institute of Technology Eindhoven Netherlands.

Katherine S. Tweden, Ph.D. has served as our Vice President of Clinical and Regulatory since May 2011. Prior to that Dr. Tweden served as our Vice President of Research and Clinical from September 2008 to May 2011 and our Vice President of Research from January 2003 to September 2008. From November 2002 to January 2003, Dr. Tweden was a consultant to Venturi Group, a medical device incubator company. From January 2003 through August 2004, Dr. Tweden worked for Venturi Development Inc. as a consultant to us. From July 1997 to October 2002, Dr. Tweden held positions including Director of Research and Vice President of Research for HeartStent Corporation. From September 1990 to June 1997, Dr. Tweden held the positions of Senior Research Scientist and Principal Research Scientist at St. Jude Medical, Inc. Dr. Tweden received a Bachelor of Arts in chemistry from Gustavus Adolphus College and a Masters degree and Ph.D. in biomedical engineering from Iowa State University.

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

Risks Related to Our Financial Condition and Capital Requirements

We are a clinical development stage company with a limited history of operations and approval to sell our product in limited countries outside the United States, and we cannot assure you that we will ever generate revenue or be profitable.

We are a clinical development stage company with a limited operating history upon which you can evaluate our business. Currently, we only have met the regulatory process required to sell our product in Australia and the European Economic Area and do not have any other source of revenue. We do not expect to have a commercial sale until the first half of 2012 outside the United States and not until 2014 within the United States, if at all. We have been engaged in research and development and clinical trials since our inception in 2002 and have invested substantially all of our time and resources in developing our VBLOC therapy, which we intend to commercialize initially in the form of our Maestro Rechargeable System. The success of our business will depend on our ability to obtain additional regulatory approvals to market our Maestro Rechargeable System and any products we may develop in the future and our ability to create product sales, successfully introduce new products, establish our sales force and control costs, all of which we may be unable to do. If we are unable to successfully develop, receive additional regulatory approvals for and commercialize our Maestro Rechargeable System for its indicated use, we may never generate revenue or be profitable and we may have to cease operations. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects.

We have incurred losses since inception and we anticipate that we will continue to incur increasing losses for the foreseeable future.

We have incurred losses in each year since our formation in 2002. As of December 31, 2011, we had experienced net losses during the development stage of $176.6 million. Our net loss applicable to common stockholders for the fiscal years ended December 31, 2011, 2010 and 2009 was $26.0 million, $17.3 million and $31.9 million, respectively. We have funded our operations to date principally from the sale of our securities and through the issuance of indebtedness. Development of a new medical device, including conducting clinical trials and seeking regulatory approvals, is a long, expensive and uncertain process. Although we recently met the regulatory process required to sell our Maestro Rechargeable System in Australia and the European Economic Area and expect to commence commercial sales in the first half of 2012 in Australia, we expect to incur significant sales and marketing expenses prior to recording sufficient revenue to offset these expenses. We expect our general and administrative expenses to increase as we continue to add the infrastructure necessary to support our initial commercial sales, operating as a public company and develop our intellectual property portfolio. For these reasons, we expect to continue to incur significant and increasing operating losses for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with developing new medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or liquidate some or all of our assets.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development, including conducting current and future clinical trials for our Maestro System, and initiating the commercialization of our product. Cash used in operations was $19.9 million, $13.7 million and $24.7 million for the fiscal years ended December 31, 2011, 2010 and 2009, respectively. We expect that our cash used in operations will continue to be significant in the upcoming years, and we may need to raise additional capital to continue our research and development programs, commercialize our Maestro Rechargeable System in Australia, other international markets, or the United States, if approved by the FDA, explore other indications for our product, and fund our ongoing operations.

Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress, results and cost of our clinical trials and other research and development activities;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our Maestro Rechargeable System and any products that we may develop;

•	the rate of market acceptance of our Maestro Rechargeable System and VBLOC therapy and any other product candidates;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;

•	the effect of competing products and market developments;

•	the cost of explanting clinical devices;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish;

•	any revenue generated by sales of our Maestro Rechargeable System or our future products; and

•	the extent to which we invest in products and technologies, although we currently have no commitments or agreements relating to these types of transactions.

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

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

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

Risks Associated with Development and Commercialization of Our Maestro Rechargeable System

We have not received, and may never receive, approval from the FDA or the regulatory body in any country other than the Australian TGA or the European Community to market our Maestro RC System for the treatment of obesity.

We do not have the necessary regulatory approvals to market our Maestro System in the United States or in any foreign market other than Australia for which the final components of the Maestro Rechargeable System were listed on the ARTG in January 2012, and the European Community for which we received CE Mark approval for our Maestro Rechargeable System in March 2011. We plan to commercialize our product in Australia in the first half of 2012.

In order to market our Maestro System outside of the United States, we will need to establish and comply with the numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries may differ from that required to obtain FDA approval. The regulatory approval process in other countries may also include all of the risks detailed below regarding FDA approval in the United States. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. While the Maestro Rechargeable System has been listed on the ARTG and has received European CE Marking and we expect to commence commercial sales in Australia in 2012, we cannot assure you when, or if, we will be able to commence sales in the European Economic Area or other countries outside the United States or obtain approval to market our Maestro System in other countries outside the United States.

We cannot market our product in the United States unless it has been approved by the FDA. The FDA approval process involves, among other things, successfully completing clinical trials and obtaining a premarket approval (PMA). The PMA process requires us to prove the safety and efficacy of our Maestro System to the FDA’s satisfaction. This process can be expensive and uncertain, requires detailed and comprehensive scientific and human clinical data, generally takes one to three years after a PMA application is filed, and notwithstanding the effort and expense incurred, may never result in the FDA granting a PMA approval. Because VBLOC therapy represents a novel way to effect weight loss in the treatment of obesity, and because there is a large population of obese patients who might be eligible for treatment, it is possible that the FDA and other regulatory bodies will review an application for approval of our Maestro System with greater scrutiny, which could cause that process to be lengthier and more involved than that for products without such characteristics. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

•	our inability to demonstrate safety or effectiveness to the FDA’s satisfaction;

•	the data from our preclinical studies and clinical trials may be insufficient to support approval;

•	the facilities of our third-party manufacturers or suppliers may not meet applicable requirements;

•	our failure or inability to comply with preclinical, clinical or other regulations;

•	our inability to demonstrate through our ongoing clinical trials that the Maestro System causes EWL greater than the control therapy;

•	our inability to meet the FDA’s statistical requirements or changes in statistical tests or significance levels the FDA requires for approval of a medical device, including ours; and

•

changes in the FDA approval policies, expectations with regard to the type or amount of scientific data required or adoption of new regulations may require additional data or additional clinical studies.

In addition, recent, widely-publicized events concerning the safety of certain drug, food and medical device products have raised concerns among members of Congress, medical professionals, and the public regarding the FDA’s handling of these events and its perceived lack of oversight over regulated products. The increased attention to safety and oversight issues has resulted in a more cautious approach by the FDA to clearances and approvals for devices such as ours.

We may not obtain the necessary regulatory approvals to market our Maestro System in the United States or additional geographies. Even if we obtain approval, the FDA or other regulatory authorities may require expensive or burdensome post-market testing or controls. Any delay in, failure to receive or maintain, or significant limitation on approval for our Maestro System could prevent us from generating revenue or achieving profitability and we may be forced to cease operations.

The preliminary results of the blinded segment of our EMPOWER trial were not sufficient to support approval of a PMA application, and this has delayed regulatory approval of our Maestro System in the United States.

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

We may be unable to complete ReCharge, a pivotal trial using our second generation Maestro RC System, or other clinical trials, or we may experience significant delays in completing our clinical trials, which could prevent or delay regulatory approval of our Maestro System and impair our financial position.

In October 2010, we obtained an unconditional Investigational Device Exemption (IDE) Supplement for a pivotal trial using our second generation Maestro RC System and completed enrollment and implantation of 233 patients in December 2011. Assuming we achieve favorable results, we plan to use data from that trial to support a PMA application for the Maestro System. Conducting a clinical trial of this size, which involves screening, assessing, testing, treating and monitoring patients at several sites across the country and possibly internationally, and coordinating with patients and clinical institutions, is a complex and uncertain process.

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

Although we believe that we have adequate personnel and procedures in place to manage the clinical trial process, the complexity of managing this process while also commercializing our Maestro Rechargeable System outside the United States and fulfilling our disclosure and other obligations to our shareholders, lenders, regulators and other constituents could result in our inadvertently taking actions outside the clinical trial process, which could adversely impact the trial. As is always the case, if the FDA ultimately determined that such actions materially violated the protocol for the trial, the FDA could suspend, terminate or reject the results of the clinical trial and require us to repeat the process.

If our clinical trials are delayed it will take us longer to ultimately commercialize a product and generate revenue in the United States or the delay could result in our being unable to do so. Moreover, our development costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned.

Even if we obtain the necessary regulatory approvals, our efforts to commercialize our Maestro System may not succeed or may encounter delays which could significantly harm our ability to generate revenue.

Even if we obtain additional regulatory approval to market our Maestro Rechargeable System, as we recently have in Australia and the European Economic Area, our ability to generate revenue will depend upon the successful commercialization of this product. Our efforts to commercialize our Maestro Rechargeable System may not succeed for a number of reasons, including:

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

If our VBLOC therapy, or any other neuroblocking therapy for other gastrointestinal diseases and disorders that we may develop, does not achieve an adequate level of acceptance by the relevant constituencies, we may not generate significant product revenue and may not become profitable. The earliest we expect to be able to commercialize our Maestro Rechargeable System is the first half of 2012 outside the United States and not until 2014 in the United States, if at all. If we are not successful in the commercialization of our Maestro Rechargeable System for the treatment of obesity we may never generate any revenue and may be forced to cease operations.

We depend on clinical investigators and clinical sites to enroll patients in our clinical trials, and on other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays that are outside of our control.

We rely on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage the trials and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that clinical sites may devote to our clinical trials. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials, to ensure compliance by patients with clinical protocols or comply with regulatory requirements, we will be unable to complete these trials, which could prevent us from obtaining regulatory approvals for our product. Our agreements with clinical investigators and clinical trial sites for clinical testing place substantial responsibilities on these parties and, if these parties fail to perform as expected, our trials could be delayed or terminated. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, or the clinical data may be rejected by the FDA, and we may be unable to obtain regulatory approval for, or successfully commercialize, our product.

Assuming we receive regulatory approval for the Maestro System, modifications to the Maestro System may require additional approval from regulatory authorities, which may not be obtained or may delay our commercialization efforts.

The FDA, TGA and European Notified Body require medical device companies to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance;

however, some of these regulatory authorities can review a company’s decision. Any modifications to an approved device that could significantly affect its safety or efficacy, or that would constitute a major change in its intended use could require additional clinical studies and separate regulatory applications. Product changes or revisions will require all the regulatory steps and associated risks discussed above possibly including testing, regulatory filings and clinical study. We may not be able to obtain approval of supplemental regulatory approvals for product modifications, new indications for our product or new products. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our commercialization efforts and future growth.

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

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by our European Notified Body and the FDA and other regulatory bodies. In particular we and our manufacturers and suppliers are required to comply with ISO requirements, Good Manufacturing Practices (GMP), which for medical devices is called the Quality System Regulation (QSR), and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain marketing approval. The FDA enforces the QSR through inspections, which may be unannounced, and the CE system enforces its certification through inspections and audits as well. We and our third-party manufacturers and suppliers have not yet been inspected by the FDA but our quality system has received certification of compliance to the requirements of ISO 13485:2003 and will have to continue to successfully complete such inspections to maintain regulatory approvals for sales outside the United States and will have to successfully complete such inspections before we receive regulatory approvals for our Maestro System in the United States. Failure by us or one of our manufacturers or suppliers to comply with statutes and regulations administered by the FDA, CE authorities and other regulatory bodies, or failure to adequately respond to any observations, could result in enforcement actions against us or our manufacturers or suppliers, including, restrictions on our product or manufacturing processes, withdrawal of the product from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

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

We will be subject to medical device reporting regulations (MDR) that require us to report to the FDA, TGA, Competent Authorities or other governmental authorities in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA, TGA and similar governmental authorities in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacturing. A government mandated, or voluntary, recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall would divert managerial and financial resources and could harm our reputation with customers. There can be no assurance that there will not be product recalls in the future or that such recalls would not have a material adverse effect on our business. Once the product is approved and implanted in a large number of patients, infrequently occurring adverse events may appear that were not observed in the clinical trials. This could cause health authorities in countries where the product is available to take regulatory action, including marketing suspension and recall.

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

We rely entirely on third parties to manufacture our Maestro System and to supply us with all of the critical components of our Maestro System, including our leads, implantable batteries, neuroregulators, transmit coils and controllers. If any of our existing suppliers were unable or unwilling to meet our demand for product components, or if the components or finished products that they supply do not meet quality and other specifications, clinical trials or commercialization of our product could be delayed. Alternatively, if we have to switch to a replacement manufacturer or replacement supplier for any of our product components, we may face additional regulatory delays, and the manufacture and delivery of our Maestro System could be interrupted for an extended period of time, which could delay completion of our clinical trials or commercialization of our Maestro System. In addition, we may be required to use different suppliers or components to obtain regulatory approval from the FDA.

If our device manufacturers or our suppliers are unable to provide an adequate supply of our product following the commencement of commercialization, our growth could be limited and our business could be harmed.

In order to produce our Maestro System in the quantities that we anticipate will be required to meet anticipated market demand, we will need our manufacturers to increase, or scale-up, the production process by a significant factor over our current level of production. There are technical challenges to scaling-up manufacturing capacity and developing commercial-scale manufacturing facilities that may require the investment of substantial additional funds by our manufacturers and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. If our manufacturers are unable to do so, we may not be able to meet the requirements for the initial commercial launch of the product or to meet future demand, if any. We may also represent only a small portion of our supplier’s or manufacturer’s business and if they become capacity constrained they may choose to allocate their available resources to other customers that represent a larger portion of their business. We currently anticipate that we will continue to rely on third-party manufacturers and suppliers for the production of the Maestro System. If we develop and obtain regulatory approval for our product and are unable to obtain a sufficient supply of our product, our revenue, business and financial prospects would be adversely affected.

If we are unable to establish sales and marketing capabilities or enter into and maintain arrangements with third parties to market and sell our Maestro System, our business may be harmed.

We do not have a sales organization and have no experience as a company in sales, marketing and distribution of our product. We have entered into an agreement with Device Technologies, a third-party distributor in Australia, to commence the commercial sale of our product in Australia. To generate sales in Australia and launch the commercialization of our product in other geographic regions we may need to identify and enter into other third-party distributor agreements. There is no assurance that we can do so on economically acceptable terms or that if we do so, that third party will be successful in selling our product. We will also need to develop a sales and marketing infrastructure or contract with third parties to perform that function before launching the commercialization of our product in markets outside of Australia. Developing a sales force is expensive and time consuming and could delay or limit the success of any product launch. Even if we obtain approval from the FDA to market our Maestro System, we may be unable to develop an effective sales and marketing organization on a timely basis, if at all. If we develop our own sales and marketing capabilities, our sales force will be competing with the experienced and well-funded marketing and sales organizations of our more established competitors. If we are unable to establish our own sales and marketing capabilities, we will need to contract with third parties to market and sell our product. In this event, our profit margins would likely be lower than if we performed these functions ourselves. In addition, we would necessarily be relying on the skills and efforts of others for the successful marketing of our product. If we are unable to establish and maintain effective sales and marketing capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable.

The commercialization of our product in countries outside of the United States will expose our business to certain risks associated with international operations.

We intend to commercialize our products internationally, in Australia, and in other international markets, in which we obtain necessary regulatory approvals. Conducting international operations will subject us to unique risks, including:

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

Our success depends on the services of our senior management and other key research and development employees. The loss of the services of one or more of our officers or key employees could delay or prevent the successful completion of our clinical trials and the commercialization of our Maestro System. Upon receiving regulatory approval for our product in the United States, we expect to expand our operations and grow our research and development, product development and administrative operations. Our growth will require hiring a number of qualified clinical, scientific, commercial and administrative personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

We may be unable to manage our growth effectively.

Our business strategy entails significant future growth. For example, we will have to expand existing operations in order to conduct additional clinical trials, increase our contract manufacturing capabilities, hire and train new personnel to handle the marketing and sales of our product, assist patients and healthcare providers in obtaining reimbursement for the use of our product and create and develop new applications for our technology. This growth may place significant strain on our management and financial and operational resources. Successful growth is also dependent upon our ability to implement appropriate financial and management controls, systems and procedures. Our ability to effectively manage growth depends on our success in attracting and retaining highly qualified personnel, for which the competition may be intense. If we fail to manage these challenges effectively, our business could be harmed.

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

We have $5.0 million of product liability insurance, which covers the use of our Maestro System and VBLOC therapy in our clinical trials and any commercial sales, which amount we believe is appropriate. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost and on acceptable terms for an adequate coverage amount, or otherwise to protect against potential product liability claims, we could be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers or result in reduced acceptance of our Maestro System and VBLOC therapy in the market.

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

Our commercial success depends in part on our ability to obtain protection in the United States and other countries for our Maestro System and VBLOC therapy by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. To date, we have 22 issued U.S. patents, 20 of which pertain to treating gastrointestinal disorders, and 14 U.S. patent applications including one case with a notice of allowance. We have four granted European patents and four granted Australian patents. We also have 26 national stage patent applications, including applications in Australia, China, India, Europe and Japan. In addition, we are the exclusive licensee to one U.S. patent owned by Mayo Foundation for Medical Education and Research, which is unrelated to our VBLOC therapy. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us any competitive advantage. We expect to incur substantial costs in obtaining patents and, if necessary, defending our proprietary rights. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. We do not know whether we will obtain the patent protection we seek, or that the protection we do obtain will be found valid and enforceable if challenged. If we fail to obtain adequate protection of our intellectual property, or if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. We may also determine that it is in our best interests to voluntarily challenge a third party’s products or patents in litigation or administrative proceedings, including patent interferences or re-examinations. In the event that we seek to enforce any of our owned or exclusively licensed patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert, which, if successful could result in the loss of the entire patent or the relevant portion of our patent, which would not be limited to any particular party. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Even if we were to prevail in any litigation, we cannot assure you that we can obtain an injunction that prevents our competitors from practicing our patented technology. Our competitors may independently develop similar or alternative technologies or products without infringing any of our patent or other intellectual property rights, or may design around our proprietary technologies.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our public offering in November 2007 through February 29, 2012 our stock price has fluctuated from a low of $1.52 to a high of $64.62, as adjusted for the 1-for-6 reverse split of our common stock that was effected on July 9, 2010. The market price for our common stock will be affected by a number of factors, including:

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

Although our common stock is listed on the NASDAQ Capital Market, our common stock has experienced low trading volume. Reported average daily trading volume in our common stock for the three month period ended December 31, 2011, was approximately 46,803 shares. Although we believe that recent offerings will improve the liquidity for our common stock, there is no assurance that the recent offerings will increase the volume of trading in our common stock. Limited trading volume subjects our common stock to greater price volatility and may make it difficult for you to sell your shares at a price that is attractive to you.

Our directors and executive officers hold a significant amount of our outstanding stock and could limit your ability to influence the outcome of key transactions, including changes of control.

Our executive officers and directors and entities affiliated with them beneficially own, in the aggregate (including options and warrants exercisable currently or within 60 days of December 31, 2011), approximately 31.9% of our outstanding common stock. Our executive officers, directors and affiliated entities, if acting together, could be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may affect the market price of our common stock. This concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

•

the authority for our board of directors to issue without stockholder approval up to the number of shares of common stock authorized in our certificate of incorporation, that, if issued, would dilute the ownership of our stockholders;

•	the advance notice requirement for director nominations or for proposals that can be acted upon at stockholder meetings;

•

a classified and staggered board of directors, which may make it more difficult for a person who acquires control of a majority of our outstanding voting stock to replace all or a majority of our directors;

•	the prohibition on actions by written consent of our stockholders;

•	the limitation on who may call a special meeting of stockholders;

•	the prohibition on stockholders accumulating their votes for the election of directors; and

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

ITEM1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

As of February 29, 2012, there were approximately 75 holders of record of our common stock and 36,758,596 shares of common stock outstanding. No dividends have been paid on our common stock to date, and we do not anticipate paying any dividends in the foreseeable future.

The following table sets forth the high and low sales prices of our common stock as quoted on the NASDAQ Stock Market for the periods indicated.

Price Range of Common Stock

	Price Range
	High	Low
Fiscal 2010
First Quarter	$8.64	$3.06
Second Quarter	$4.86	$1.62
Third Quarter	$2.94	$1.52
Fourth Quarter	$3.37	$1.63
Fiscal 2011
First Quarter	$3.32	$2.39
Second Quarter	$2.84	$2.31
Third Quarter	$2.81	$1.58
Fourth Quarter	$2.10	$1.52

The closing price for our common stock as reported by the NASDAQ Capital Market on February 29, 2012 was $2.18 per share.

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

The following graph shows a comparison of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes $100 was invested in our common stock and in each of the indexes on November 15, 2007 (the date our common stock commenced trading on the NASDAQ Stock Market).

Data for the NASDAQ Composite Index and the NASDAQ Medical Equipment Index assume reinvestment of dividends. The Company has never paid dividends on its common stock and has no present plans to do so.

The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 49 MONTH CUMULATIVE TOTAL RETURN*

Among EnteroMedics Inc., the NASDAQ Composite Index

and the NASDAQ Medical Equipment Index

* $100 invested on 11/15/07 in stock or 10/31/07 in index, including reinvestment of dividends . No dividends have been declared or paid on our common stock. Stock performance shown in the above chart for the common stock is historical and should not be considered indicative of future price performance. The graph was prepared by Research Data Group, Inc.

	November 15, 2007	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
EnteroMedics Inc.	$100.00	$100.63	$18.25	$7.00	$6.42	$3.54
NASDAQ Composite	100.00	92.54	55.10	79.89	94.08	93.00
NASDAQ Medical Equipment	100.00	95.67	52.09	70.96	76.26	85.59

ITEM 6.	SELECTED FINANCIAL DATA

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

	Fiscal Years
	2011	2010(1)	2009	2008	2007(2)
	(In thousands, except per share data)
Operations:
Loss from operations	$(25,257)	$(16,177)	$(24,212)	$(36,270)	$(28,026)
Net loss	(25,997)	(17,347)	(31,929)	(37,874)	(28,575)
Basic and diluted net loss per share	(0.86)	(2.06)	(6.42)	(13.50)	(70.12)
Shares used to compute basic and diluted net loss per share	30,205	8,420	4,974	2,806	407

Financial Position:
Cash, cash equivalents, restricted cash and short-term investments	29,693	37,368	14,618	26,295	57,031
Working capital (current assets less current liabilities)	22,003	33,807	8,821	20,916	49,802
Total assets	32,486	38,687	16,214	28,279	59,051
Long-term debt, net of current portion and discounts	2,881	4,983	3,881	10,996	6,018
Deficit accumulated during development stage	(176,712)	(150,715)	(133,368)	(101,307)	(63,433)
Total stockholders’ equity	20,041	29,707	5,581	11,405	45,282

(1)	Basic and diluted net loss per share and shares used to compute basic and diluted net loss per share include the impact of converting 3,394,309 shares of convertible preferred stock into common stock immediately following the closing of our public offering on December 14, 2010.
(2)	Basic and diluted net loss per share and shares used to compute basic and diluted net loss per share include the impact of converting 1,748,030 shares of convertible preferred stock into common stock immediately prior to the closing of our initial public offering on November 20, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a development stage medical device company with approvals to commercially launch our product in Australia and the European Economic Area. We are focused on the design and development of devices that use neuroblocking technology to treat obesity, metabolic diseases and other gastrointestinal disorders. Our proprietary neuroblocking technology, which we refer to as VBLOC therapy, is designed to intermittently block the vagus nerve using high frequency, low energy, electrical impulses. We have a limited operating history and currently, we only have regulatory approval to sell our product in Australia and the European Economic Area and do not have any other source of revenue. Our initial product is the Maestro System, which uses VBLOC therapy to affect metabolic regulatory control, limit the expansion of the stomach, help control hunger sensations between meals, reduce the frequency and intensity of stomach contractions and produce a feeling of early and prolonged fullness. We were formerly known as Beta Medical, Inc. and were incorporated in Minnesota on December 19, 2002. We later reincorporated in Delaware on July 22, 2004. Since inception, we have devoted substantially all of our resources to the development and commercialization of our Maestro System.

Based on our understanding of vagal nerve function and nerve blocking from our preclinical studies and the results of our clinical trials, we believe the Maestro System may offer obese patients a minimally-invasive treatment that has the potential to result in significant and sustained weight loss. We believe that our Maestro System will allow bariatric surgeons to help obese patients who are concerned about the risks and complications associated with gastric banding and gastric bypass surgery. In addition, data from our VBLOC-DM2 ENABLE trial outside the United States demonstrate that VBLOC therapy may hold promise in improving obesity-related co-morbidities such as diabetes and hypertension. We are conducting, or plan to conduct, further studies in each of these co-morbidities to assess VBLOC therapy’s potential in addressing multiple indications.

We continue to evaluate the Maestro System in human clinical trials in the United States, Australia, Mexico, Norway and Switzerland. To date, we have not observed any mortality related to our device or any unanticipated adverse device effects in these clinical trials. We have also not observed any long-term problematic clinical side effects in any patients, including in those patients who have been using the Maestro System for more than one year.

In October 2010, we received an unconditional Investigational Device Exemption (IDE) Supplement approval from the U.S. Food and Drug Administration (FDA) to conduct a randomized, double-blind, parallel-group, multicenter pivotal clinical trial, called the ReCharge trial, testing the effectiveness and safety of VBLOC therapy utilizing our second generation Maestro Rechargeable (RC) System. Enrollment and implantation in the ReCharge trial was completed in December 2011 in 233 patients at 10 centers. All patients in the study received an implanted device and were randomized in a 2:1 allocation to treatment or control groups. The control group received a non-functional device during the study period. All patients are expected to participate in a weight management counseling program. The primary endpoints of efficacy and safety will be evaluated at 12 months, or around December 2012. Assuming we achieve favorable results, we plan to use data from the trial to support a premarket approval (PMA) application for the Maestro Rechargeable System. If the FDA grants us approval, we anticipate we will be able to commercialize the Maestro Rechargeable System in the United States in 2014.

If and when we obtain FDA approval of our Maestro Rechargeable System we intend to market our products in the United States through a direct sales force supported by field technical and marketing managers who provide training, technical and other support services to our customers. Outside the United States we intend to use direct, dealer and distributor sales models as the targeted geography best dictates. To date, we have relied on third-party manufacturers and suppliers for the production of our Maestro System. We currently anticipate that we will continue to rely on third-party manufacturers and suppliers for the production of the Maestro System.

We obtained European CE Mark approval for our Maestro Rechargeable System in March 2011. In January 2012, the final Maestro Rechargeable System components were listed on the Australian Register of Therapeutic Goods (ARTG) by the Therapeutic Goods Administration (TGA). We have been working closely with our Australian distributor, Device Technologies Australia Pty Limited, to bring the Maestro Rechargeable System to the Australian market through a controlled commercial launch in 2012 and expect our first commercial sales to occur during the first half of 2012. We also continue to explore additional select international markets to commercialize the Maestro Rechargeable System, including Europe and the Middle East. The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for our Maestro System (which is considered an Active Implantable Medical Device (AIMD) in Australia and the European Economic Area, and falls into Class III within the United States), the method involves a combination of self-assessment by the manufacturer of the safety and performance of the device, and a third-party assessment by a Notified Body, usually of the design of the device and of the manufacturer’s quality system. We use DEKRA Certification B.V. (formerly known as KEMA Quality) in the Netherlands as the Notified Body for our CE marking approval process.

To date, we have generated no revenue from the sale of products, and we have incurred net losses in each year since our inception. As of December 31, 2011, we had experienced net losses during the development stage of $176.6 million. Although we recently received ARTG listings to sell our Maestro Rechargeable System in Australia and European CE Mark to sell our Maestro Rechargeable System in the European Economic Area and expect to commence commercial sales in the first half of 2012, we expect to incur significant sales and marketing expenses prior to recording sufficient revenue to offset these expenses. We expect our general and administrative expenses to increase as we continue to add the infrastructure necessary to support our initial commercial sales, operate as a public company and develop our intellectual property portfolio. For these reasons, we expect to continue to incur significant and increasing operating losses for the next several years. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments.

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

Inventory

Since inception, inventory related purchases have been used for research and development related activities and have accordingly been expensed as incurred. In December 2011, we began receiving ARTG listings for components of the Maestro Rechargeable System from the Australian TGA, with the final components being listed on the ARTG in January 2012. As a result, we determined certain assets were recoverable as inventory beginning in December 2011 and recorded a current inventory balance of approximately $1.1 million as of December 31, 2011. We account for inventory at the lower of cost or market and record any long-term inventory as other assets in the consolidated balance sheets.

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

Net Operating Losses and Tax Credit Carryforwards

At December 31, 2011, we had federal net operating loss carryforwards of approximately $60.2 million. Of this amount, approximately $12.5 million are available for utilization after the application of Section 382 limitations, discussed below. These net operating loss carryforwards will expire in varying amounts from 2022 through 2031, if not utilized. The Internal Revenue Code imposes restrictions on the utilization of various carryforward tax attributes in the event of a change in ownership of the Company, as defined by IRC Section 382. In addition, IRC Section 382 may limit the Company’s built-in items of deduction, including capitalized start-up costs and research and development costs. During 2011, we completed an IRC Section 382 review and the results of this review indicate ownership changes have occurred which would cause a limitation on the utilization of carryforward attributes. The Company’s gross net operating loss carryforwards, start-up costs and research and development credits are all subject to limitation. Under these tax provisions, the limitation is applied first to any built in losses, then to any net operating losses and then to any general business credits. The Section 382 limitation and accompanying recognized built-in loss limitation is currently estimated to result in the expiration of $47.7 million of our gross federal net operating loss carryforward, as well as a write-off of $5.9 million of capitalized start-up costs, $30.7 million of capitalized research and development costs, $1.5 million of property and equipment and $2.4 million of research and development credits. A valuation allowance has been established to reserve for the potential benefits of the remaining carryforwards and tax credits in our consolidated financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets.

Financial Overview

Revenue

To date, we have not commercialized any products and we have not generated any revenue. We have received the European CE Mark for our Maestro Rechargeable System, which enables the eventual commercialization in the European Economic Area. In January 2012, the final Maestro Rechargeable System components were listed on the ARTG by the Australian TGA and we have been working closely with our Australian distributor to bring the Maestro Rechargeable System to the Australian market through a controlled commercial launch in 2012. We also continue to explore additional select international markets to commercialize the Maestro Rechargeable System.

In the United States, we completed enrollment and device implantation in our ReCharge pivotal trial for obesity in December 2011. The primary endpoints of efficacy and safety will be evaluated at 12 months, or around December 2012. Assuming we achieve favorable results, we plan to use data from that trial to pursue a PMA from the FDA to allow us to commence sales in the United States. If the FDA grants us approval, we anticipate we will be able to commercialize the Maestro Rechargeable System in the United States in 2014. Any revenue from initial sales of a new product in the United States or internationally is difficult to predict and in any event will only modestly reduce our continued losses resulting from our research and development and other activities.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development and clinical and regulatory expenses, incurred in the development of our Maestro System. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials and supplies, including those related to our various clinical trials, depreciation and travel. We expense research and development costs as they are incurred. From inception through December 31, 2011, we have incurred a total of $116.8 million in research and development expenses. With the completion of enrollment and device implantation in our ReCharge pivotal trial for obesity in late 2011, we expect research and development expenditures to decrease in 2012 as we turn our primary focus to supporting this new clinical trial in addition to the continued follow-up on existing trials, such as VBLOC-DM2 ENABLE and EMPOWER.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, market development and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, and accounting services, cash management fees, consulting fees and travel expenses. From inception through December 31, 2011, we have incurred $48.2 million in selling, general and administrative expenses. We expect selling, general and administrative expenses to increase modestly in 2012 as we begin a controlled commercial launch in Australia and possibly other select international markets.

Results of Operations

Comparison of the Years Ended December 31, 2011 and 2010

Research and Development Expenses.    Research and development expenses were $16.7 million for the year ended December 31, 2011, compared to $8.5 million for the year ended December 31, 2010. The increase of $8.2 million, or 96.2%, is primarily due to increases of $6.8 million, $964,000 and $225,000 in professional services, device costs and travel, respectively. The increases are primarily due to efforts in support of the ReCharge trial, including patient recruiting and the completion of enrollment and implantation in 233 patients during 2011.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $8.6 million for the year ended December 31, 2011, compared to $7.7 million for the year ended December 31, 2010. The increase of $905,000, or 11.8%, is primarily due to increases of $275,000, $271,000 and $255,000 in employee stock-based compensation, professional services and compensation and benefits expense, respectively. The increase in employee stock-based compensation is primarily the result of granting 2.0 million stock options during 2011 with a weighted average fair value of $2.13 per share. The increase in professional services and compensation and benefits was due to commercialization efforts in Australia and additional select international markets.

Interest Expense.    Interest expense was $723,000 for the year ended December 31, 2011, compared to $1.3 million for the year ended December 31, 2010. The decrease of $536,000, or 42.6%, was the result of a decrease in the gross principal balance outstanding from approximately $6.3 million on December 31, 2010 to approximately $5.4 million on December 31, 2011 and a modification to the loan agreement with Silicon Valley Bank (SVB) that reduced our annual interest rate from 11.0% to 6.25% effective March 1, 2011.

Change in Value of Warrant Liability.    There was no warrant liability during the year ended December 31, 2011. The value of the warrant liability decreased $159,000 for the year ended December 31, 2010. In 2010 the warrant liability consisted of warrants issued to Compass Horizon Funding Company LLC (Horizon). The fair market value of the remaining 141,025 warrants, with a weighted-average exercise price of $3.90, was $313,000 as of May 18, 2010, the date on which the warrants’ down round protection expired. The fair market value for these remaining warrants was calculated using the Black-Scholes valuation model, which resulted in a decrease of $159,000 for the year ended December 31, 2010 as our stock price decreased from $3.36 on December 31, 2009 to $2.46 on May 18, 2010.

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

Change in Value of Warrant Liability.    The value of the warrant liability decreased $159,000 for the year ended December 31, 2010, compared to an increase of $3.6 million for the year ended December 31, 2009. For the year ended December 31, 2009 the warrant liability consisted of warrants issued to SVB, Western Technology Investment (WTI) and Horizon. Both SVB and WTI exercised their warrants in full in September and October 2009, respectively. As a result, only warrants issued to Horizon remained outstanding during the year ended December 31, 2010. The fair market value of the remaining 141,025 warrants, with a weighted-average exercise price of $3.90, was $313,000 as of May 18, 2010, the date on which the warrants’ down round protection expired and the warrant liability was reclassified to equity. The fair market value for these remaining warrants was calculated using the Black-Scholes valuation model, which resulted in a $159,000 decrease for the year ended December 31, 2010 as our stock price decreased from $3.36 on December 31, 2009 to $2.46 on May 18, 2010.

Liquidity and Capital Resources

We have incurred losses since our inception in December 2002 and, as of December 31, 2011 we had experienced net losses during the development stage of $176.6 million. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments. Through December 31, 2010, we had received net proceeds of $160.5 million from the sale of common stock and preferred stock, including $39.1 million from our initial public offering in November 2007 and $58.2 million from a public offering, private placements and registered direct offerings in 2010 and 2009. In addition, through December 31, 2010, we had received $35.8 million in debt financing, $746,000 to finance equipment purchases and $35.0 million to finance working capital. On September 28, 2011, we completed the sale of 8,800,000 shares of common stock, together with warrants to purchase an additional 1,760,000 shares of common stock with an exercise price of $1.90 per share, in a public offering at an aggregate price of $1.65 per share and corresponding warrant. We received gross proceeds of $14.5 million before deducting offering expenses.

As of December 31, 2011, we had $29.7 million in cash, cash equivalents, restricted cash and short-term investments. Of this amount $27.4 million was invested in money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company or other government agency and $200,000 was invested in restricted cash collateral money market accounts as required by the terms of our lease agreement. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents. We believe that the cash, cash equivalents, restricted cash and short-term investments balance as of December 31, 2011, together with any interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements into 2013, assuming our planned commercialization and we do not receive any other additional funds.

As of December 31, 2009, we had repaid the outstanding principal amount due to Venture Lending & Leasing V, Inc. (a private equity fund under the management of WTI) and Horizon pursuant to the Loan and Security Agreement, effective as of November 18, 2008 (the Loan Agreement). The remaining unpaid balance of $5.4 million in debt financing as of December 31, 2011 owed to SVB pursuant to the Loan Agreement is collateralized by a first security priority lien on all of our assets, excluding intellectual property. We have entered into account control agreements in order to perfect the lender’s first security interest in our cash and investment accounts.

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

On July 8, 2010 we entered into a Second Amendment (the Second Amendment) to the Loan Agreement with SVB. The Second Amendment modified the repayment terms of the Term Loan such that from the date of the Second Amendment through December 31, 2010, we were only required to make interest only monthly payments on the Term Loan, thereby reducing our monthly debt payment. Then, beginning on January 1, 2011, the remaining balance due on the Term Loan would amortize over 30 equal payments of principal and interest, payable monthly. In addition, the Second Amendment amended the interest rate due on the remaining principal amount of the Term Loan from 10.0% to a fixed annual rate of 11.0%, payable monthly. The Second Amendment also revised the terms of the financial covenants related to the liquidity ratio and new capital transactions. Pursuant to the Second Amendment, the liquidity ratio equals the ratio of (i) the sum of our unrestricted cash and cash equivalents held with SVB and SVB’s affiliates plus eligible accounts, divided by (ii) the outstanding principal amount of the Term Loan and is not permitted to be less than 1.00:1.00. Pursuant to the Second Amendment, we were required to receive aggregate net proceeds from New Capital Transactions (as defined in the Loan Agreement) of not less than $2.0 million from the date of the Second Amendment through August 31, 2010, $7.0 million from the date of the Second Amendment through October 31, 2010, $15.0 million from the date of the Second Amendment through January 31, 2011 and $35.0 million from the date of the Second Amendment through June 30, 2011. If we met those financing requirements, we would satisfy the covenant; however, if we did not receive aggregate net proceeds from New Capital Transactions of at least $3.5 million from the date of the Second Amendment through August 31, 2010, $7.5 million from the date of the Second Amendment through October 31, 2010, $15.0 million from the date of the Second Amendment through January 31, 2011 and $35.0 million from the date of the Second Amendment through June 30, 2011, SVB’s springing lien on our intellectual property would convert to a full lien on the intellectual property as of the date such “Proposed Capital Raise” was missed. We received approximately $6.3 million from the sale of preferred stock and common stock warrants in a private placement transaction that closed on September 30, 2010, which was less than the amount required by the Second Amendment and resulted in us entering into a Third Amendment to the Loan Agreement (the Third Amendment) with SVB on November 4, 2010. See details of the Third Amendment below. Finally, the Second Amendment revised the definition of “Make-Whole Premium” so that only Term Loan payments of principal made after the date of the Second Amendment would be counted for purposes of determining whether we have made twelve regularly scheduled monthly payments of principal in accordance with Section 2.1.1(d) of the Loan Agreement when the Make-Whole Premium comes due.

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

As noted above, we entered into a Third Amendment to the Loan Agreement with SVB on November 4, 2010. The Third Amendment modified the New Capital Transaction covenant such that it waived the requirements to receive aggregate net proceeds from New Capital Transactions of not less than $3.5 million from the date of the Second Amendment through August 31, 2010 and $7.5 million from the date of the Second Amendment through October 31, 2010. The Third Amendment also modified the requirement to receive aggregate net proceeds from New Capital Transactions of not less than $15.0 million from the date of the Second Amendment through January 31, 2011 to $12.5 million and eliminated the requirement to receive aggregate net proceeds from New Capital Transactions of not less than $35.0 million from the date of the Second Amendment through June 30, 2011. We satisfied this new covenant with the closing, on December 14, 2010, of our sale of 17,020,000 shares of common stock, together with warrants to purchase an aggregate of 17,020,000 shares of common stock, in a public offering for gross proceeds of approximately $29.8 million, before deducting offering expenses. Lastly, the Third Amendment suspended the liquidity ratio covenant, which was not permitted to be less than 1.00:1.00, until January 31, 2011. We agreed to maintain a blocked cash collateral account with funds equal to the principal balance outstanding until such time that certain conditions were met as defined by the Third Amendment. There were no changes to the repayment terms of the Term Loan as defined in the Second Amendment.

On March 3, 2011 we entered into a Fourth Amendment (the Fourth Amendment) to the Loan Agreement with SVB. The Fourth Amendment modified the repayment terms of the Term Loan such that beginning April 1, 2011 through September 30, 2011, we were only required to make interest only monthly payments on the Term Loan. Then, beginning on October 1, 2011, the remaining balance due on the Term Loan started to amortize over 30 equal payments of principal and interest, payable monthly. In addition, the Fourth Amendment amended the interest rate due effective March 1, 2011 on the remaining principal amount of the Term Loan from 11.0% to a fixed annual rate of 6.25% if the liquidity ratio is greater than 1.50:1.00 and no Event of Default (as defined in the Loan Agreement) has occurred or is continuing or 9.00% if the liquidity ratio is less than 1.50:1.00 or an Event of Default has occurred or is continuing, payable monthly. The Fourth Amendment also reinstated the financial covenant related to the liquidity ratio, which is not permitted to be less than 1.00:1.00, and adds an EBITDA test should the liquidity ratio fall below 1.50:1.00. In addition, the Fourth Amendment amended the prepayment terms of the Loan Agreement such that a Make-Whole Premium equal to 1% of the amount of the

Term Loan being prepaid will be due for any voluntary or required prepayment of the Term Loan occurring before the first anniversary of the Fourth Amendment, unless the Term Loan is being voluntary prepaid and replaced with a new SVB facility. Lastly, the Fourth Amendment eliminated SVB’s springing lien on our intellectual property, the New Capital Transactions requirement and the requirement of the Third Amendment to maintain a blocked cash collateral account with funds equal to the principal balance outstanding.

Net Cash Used in Operating Activities

Net cash used in operating activities was $19.9 million, $13.7 million and $24.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was partially offset by stock-based compensation, depreciation and amortization, change in the carrying value of warrant liability, loss on sale of equipment and changes in operating assets and liabilities, including inventory which was recorded as an asset beginning in 2011 as we began receiving ARTG listings for components of the Maestro Rechargeable System from the Australian TGA in December 2011.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $5.1 million for the year ended December 31, 2011 compared to net cash used in investing activities of $6.5 million for the year ended December 31, 2010 and net cash provided by investing activities of $5.0 million for the year ended December 31, 2009. Net cash provided by investing activities for the year ended December 31, 2011 is primarily related to a $6.3 million decrease in the restricted cash balance as a result of the Fourth Amendment to the Loan Agreement with SVB and $4.0 million in maturities of short-term investments available for sale offset by the purchase of $5.0 million in short-term investments available for sale and $252,000 in property and equipment. Net cash used in investing activities for the year ended December 31, 2010 is primarily related to an increase in restricted cash of $6.5 million per the terms of our debt and lease agreements. Net cash provided by investing activities for the year ended December 31, 2009 was primarily related to proceeds from the maturity of short-term investments available for sale partially offset by the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $12.5 million, $36.4 million and $13.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. For the year ended December 31, 2011, net cash provided by financing activities was primarily attributable to the completion of a public offering that resulted in gross proceeds of $14.5 million for the issuance of common stock and common stock warrants, offset by $1.2 million in financing costs and the repayment of $922,000 on our long-term debt.

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

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any products and we have not generated any operating revenues. We obtained European CE Mark approval for our Maestro Rechargeable System in March 2011. In January 2012, the final Maestro Rechargeable System components were listed on the ARTG by the Australian TGA. We have been working closely with our Australian distributor, Device Technologies Australia Pty Limited, to bring the Maestro Rechargeable System to the Australian market through a controlled commercial launch in 2012 and expect our first commercial sales to occur during the first half of 2012. We also continue to explore additional select international markets to commercialize the Maestro Rechargeable System. In the United States, we completed enrollment and device implantation in our ReCharge pivotal trial for obesity in December 2011. The primary endpoints of efficacy and safety will be evaluated at 12 months, or around December 2012. Assuming we achieve favorable results, we plan to use data from that trial to pursue a PMA from the FDA to allow us to commence sales in the United States. If the FDA grants us approval, we anticipate we will be able to commercialize the Maestro Rechargeable System in the United States in 2014. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, prepare for the potential commercial launch of our Maestro Rechargeable System, develop the corporate infrastructure required to sell our products, operate as a publicly-traded company and pursue additional applications for our technology platform.

We believe that our cash, cash equivalents, restricted cash and short-term investments balance of $29.7 million as of December 31, 2011, and any interest income we earn on these balances will be sufficient to meet our anticipated cash requirements into 2013, assuming our planned commercialization and we do not receive any other additional funds. If our available cash, cash equivalents, restricted cash and investment balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or enter into a credit facility. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$1,078,869	$280,055	$577,025	$221,789	$—
Long-term debt, including interest	6,314,496	2,584,220	3,730,276	—	—

Total contractual cash obligations	$7,393,365	$2,864,275	$4,307,301	$221,789	$—

The table above reflects only payment obligations that are fixed and determinable. Our operating lease commitments relate to our corporate headquarters in St. Paul, Minnesota.

On March 3, 2011 we entered into a Fourth Amendment (the Fourth Amendment) to the Loan Agreement with SVB, which modified the repayment terms of the Term Loan such that beginning April 1, 2011 through September 30, 2011, we were only required to make interest only monthly payments on the Term Loan, thereby reducing our monthly debt payment. Then, beginning on October 1, 2011, the remaining balance due on the Term Loan started to amortize over 30 equal payments of principal and interest, payable monthly. In addition, the Fourth Amendment amended the interest rate due on the remaining principal amount of the Term Loan from 11.0% to a fixed annual rate of 6.25% if the liquidity ratio is greater than 1.50:1.00 and no Event of Default (as defined in the Loan Agreement) has occurred or is continuing or 9.00% if the liquidity ratio is less than 1.50:1.00 or an Event of Default has occurred or is continuing, payable monthly. See Note 6 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a more detailed description of the Fourth Amendment.

Off-balance-sheet Arrangements

Since our inception, we have not engaged in any off-balance-sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities as defined by rules enacted by the SEC and Financial Accounting Standards Board (FASB), and accordingly, no such arrangements are likely to have a current or future effect on our financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In April 2011, the FASB issued amendments to achieve common fair value measurement and disclosure requirements between accounting principles generally accepted in the United States of America and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective on a prospective basis for fiscal years and interim periods beginning after December 15, 2011. We do not expect the adoption of these amendments to have a material impact on the preparation of the consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective retrospectively for fiscal years and interim periods beginning after December 15, 2011. We do not expect the adoption of this new guidance to have a material impact on the preparation of the consolidated financial statements.

There have been no other significant changes in recent accounting pronouncements during the fiscal year ended December 31, 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents, restricted cash and short-term investments. As of December 31, 2011, we had $29.7 million in cash, cash equivalents, restricted cash and short-term investments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

EnteroMedics Inc.

St. Paul, Minnesota

We have audited the accompanying consolidated balance sheets of EnteroMedics Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011, and for the period from December 19, 2002 (date of inception) to December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 and for the period from December 19, 2002 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, MN March 15, 2012

ENTEROMEDICS INC.

(A development stage company)

Consolidated Balance Sheets

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$28,487,688	$30,840,560
Restricted cash	200,000	6,527,031
Short-term investments available for sale	1,005,411	—
Inventory	1,068,623	—
Prepaid expenses and other current assets	804,799	436,538

Total current assets	31,566,521	37,804,129
Property and equipment, net	630,354	741,564
Other assets	288,980	141,572

Total assets	$32,485,855	$38,687,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$2,307,162	$921,998
Accounts payable	434,436	125,188
Accrued expenses	6,373,370	2,538,371
Accrued interest payable	448,821	411,492

Total current liabilities	9,563,789	3,997,049
Notes payable, less current portion (net discounts of $216,711 and $421,874 at December 31, 2011 and 2010, respectively)	2,881,161	4,983,159

Total liabilities	12,444,950	8,980,208

Commitments and contingencies (note 13)
Stockholders’ equity:
Common stock, $0.01 par value 85,000,000 shares authorized; 36,752,746 and 27,892,388 shares issued and outstanding at December 31, 2011 and 2010, respectively	367,527	278,924
Additional paid-in capital	196,384,995	180,143,120
Accumulated other comprehensive income	692	—
Deficit accumulated during development stage	(176,712,309)	(150,714,987)

Total stockholders’ equity	20,040,905	29,707,057

Total liabilities and stockholders’ equity	$32,485,855	$38,687,265

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Operations

	Years ended December 31,			Period from December 19, 2002 (inception) to December 31, 2011
	2011	2010	2009
Operating expenses:
Research and development	$16,673,238	$8,498,857	$15,580,746	$116,781,574
Selling, general and administrative	8,583,347	7,678,259	8,631,597	48,168,970

Total operating expenses	25,256,585	16,177,116	24,212,343	164,950,544
Other income (expense):
Interest income	12,241	5,597	79,355	4,036,263
Interest expense	(722,859)	(1,258,406)	(4,104,300)	(11,562,770)
Change in value of warrant liability	—	158,834	(3,644,549)	(3,840,622)
Other, net	(30,119)	(76,296)	(47,363)	(263,668)

Net loss	$(25,997,322)	$(17,347,387)	$(31,929,200)	$(176,581,341)

Net loss per share—basic and diluted	$(0.86)	$(2.06)	$(6.42)

Shares used to compute basic and diluted net loss per share	30,205,447	8,419,575	4,974,326

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Stockholders’ Equity (Deficit)

Period from December 19, 2002 (inception) to December 31, 2011

	Series C Convertible Preferred Stock		Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common stock issued at inception of Alpha Medical, Inc. on December 19, 2002 at $0.54 per share for cash	—	$—	—	$—	—	$—	18,315	$183	$9,817	$—	$—	$—	$10,000
Common stock issued at inception of Beta Medical, Inc. on December 19, 2002 at $0.54 per share for cash	—	—	—	—	—	—	18,315	183	9,817	—	—	—	10,000
Alpha Medical, Inc. Series A convertible preferred stock issued on December 31, 2002 at $54.60 per share for cash	—	—	—	—	5,525	55	—	—	301,619	—	—	—	301,674
Beta Medical, Inc. Series A convertible preferred stock issued on December 31, 2002 at $54.60 per share for cash	—	—	—	—	5,525	55	—	—	301,619	—	—	—	301,674
Net loss	—	—	—	—	—	—	—	—	—	—	—	(603,348)	(603,348)

Balance, December 31, 2002	—	$—	—	$—	11,050	$110	36,630	$366	$622,872	$—	$—	$(603,348)	$20,000

Alpha Medical, Inc. Series A convertible preferred stock issued on October 1, 2003 at $54.60 per share for cash	—	$—	—	$—	6,410	$64	—	$—	$349,936	$—	$—	$—	$350,000
Beta Medical, Inc. Series A convertible preferred stock issued on October 1, 2003 at $54.60 per share for cash	—	—	—	—	15,568	156	—	—	849,844	—	—	—	850,000
Cancellation of Alpha Medical, Inc. Series A convertible preferred stock and common stock upon merger with Beta Medical, Inc. effective October 1, 2003	—	—	—	—	(11,936)	(119)	(18,315)	(183)	(661,372)	—	—	—	(661,674)
Issuance of Series A convertible preferred stock upon merger of Alpha Medical, Inc. and Beta Medical, Inc. effective October 1, 2003	—	—	—	—	10,989	110	—	—	661,564	—	—	—	661,674
Common stock issued in October 2003 at $0.54 per share for cash	—	—	—	—	—	—	19,229	192	10,308	—	—	—	10,500
Warrants issued for the purchase of 3,919 shares of Series B convertible preferred stock for cash at $0.03 per share in connection with the November 13, 2003 convertible bridge notes	—	—	—	—	—	—	—	—	107	—	—	—	107
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,900,288)	(1,900,288)

Balance, December 31, 2003	—	$—	—	$—	32,081	$321	37,544	$375	$1,833,259	$—	$—	$(2,503,636)	$(669,681)

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

Period from December 19, 2002 (inception) to December 31, 2011

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

Period from December 19, 2002 (inception) to December 31, 2011

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

Period from December 19, 2002 (inception) to December 31, 2011

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

Period from December 19, 2002 (inception) to December 31, 2011

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

Period from December 19, 2002 (inception) to December 31, 2011

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

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

Period from December 19, 2002 (inception) to December 31, 2011

	Series C Convertible Preferred Stock		Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2008	—	$—	—	$—	—	$—	2,816,656	$28,167	$112,693,088	$(21,667)	$12,988	$(101,307,432)	$11,405,144
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	(31,929,200)	(31,929,200)
Change in unrealized gain (loss) on available for sale investments	—	—	—	—	—	—	—	—	—	—	(12,988)	—	(12,988)

Total comprehensive loss													(31,942,188)

Employee stock-based compensation expense	—	—	—	—	—	—	—	—	2,209,216	—	—	—	2,209,216
Nonemployee stock-based compensation expense	—	—	—	—	—	—	—	—	210,075	—	—	—	210,075
Issuance of common stock and warrants to purchase approximately 1,092,533 shares or common stock in private investment public equity offering in February 2009 for cash at an aggregate price of $7.28 per share and corresponding warrant, net of financing costs of $806,499	—	—	—	—	—	—	2,185,066	21,851	15,068,002	—	—	—	15,089,853
Issuance of common stock in registered direct offering in October 2009 for cash at $4.80 per share, net of financing costs of $92,470	—	—	—	—	—	—	1,026,845	10,268	4,826,117	—	—	—	4,836,385
Common stock warrants reclassified to common stock warrant liability on January 1, 2009	—	—	—	—	—	—	—	—	(1,398,702)	—	—	(130,968)	(1,529,670)
Cashless exercise of 159,420 warrants with an exercise price of $6.90 per share in exchange for 125,470 shares of common stock in September 2009	—	—	—	—	—	—	125,470	1,255	4,748,871	—	—	—	4,750,126
Cashless exercise of 104,700 warrants with exercise prices ranging from $6.90 to $23.64 per share in exchange for 62,244 shares of common stock in October 2009	—	—	—	—	—	—	62,244	622	494,030	—	—	—	494,652
Exercise of 13,450 common stock options in 2009 for cash from $2.76 to $22.20 per share	—	—	—	—	—	—	13,450	134	37,383	—	—	—	37,517
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	20,000	—	—	20,000

Balance, December 31, 2009	—	$—	—	$—	—	$—	6,229,731	$62,297	$138,888,080	$(1,667)	$—	$(133,367,600)	$5,581,110

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

Period from December 19, 2002 (inception) to December 31, 2011

	Series C Convertible Preferred Stock		Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2009	—	$—	—	$—	—	$—	6,229,731	$62,297	$138,888,080	$(1,667)	$—	$(133,367,600)	$5,581,110
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(17,347,387)	(17,347,387)
Employee stock-based compensation expense	—	—	—	—	—	—	—	—	2,529,355	—	—	—	2,529,355
Nonemployee stock-based compensation expense	—	—	—	—	—	—	—	—	33,204	—	—	—	33,204
Issuance of common stock in registered direct offering in January 2010 for cash at $3.90 per share, net of financing costs of $339,547	—	—	—	—	—	—	1,239,717	12,398	4,482,949	—	—	—	4,495,347
Common stock warrants reclassified to equity from common stock warrant liability on May 18, 2010	—	—	—	—	—	—	—	—	312,751	—	—	—	312,751
Warrants issued for the purchase of 150,642 shares of common stock in July 2010 valued at $1.92 per share for debt modification	—	—	—	—	—	—	—	—	289,257	—	—	—	289,257
Adjustment for fractional shares upon reverse stock split	—	—	—	—	—	—	45	—	—	—	—	—	—
Issuance of Series A convertible preferred stock in September 2010 at $1.72 per share for cash, net of financing costs of $60,679	—	—	—	—	3,394,309	33,943	—	—	5,743,589	—	—	—	5,777,532
Warrants issued for the purchase of 3,394,309 shares of common stock in September 2010 for cash at $0.125 per warrant	—	—	—	—	—	—	—	—	424,289	—	—	—	424,289
Issuance of common stock and warrants to purchase approximately 17,020,000 shares of common stock in public offering in December 2010 for cash at an aggregate price of $1.75 per share and corresponding warrant, net of financing costs of $2,198,865	—	—	—	—	—	—	17,020,000	170,200	27,415,935	—	—	—	27,586,135
Warrants issued for the purchase of 340,400 shares of common stock in December 2010 for $100 cash	—	—	—	—	—	—	—	—	100	—	—	—	100
Conversion of Series A convertible preferred stock to common stock upon closing of the public offering in December 2010	—	—	—	—	(3,394,309)	(33,943)	3,394,309	33,943	—	—	—	—	—
Exercise of 8,586 common stock options in 2010 for cash at $2.76 per share	—	—	—	—	—	—	8,586	86	23,611	—	—	—	23,697
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	1,667	—	—	1,667

Balance, December 31, 2010	—	$—	—	$—	—	$—	27,892,388	$278,924	$180,143,120	$—	$—	$(150,714,987)	$29,707,057

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

Period from December 19, 2002 (inception) to December 31, 2011

	Series C Convertible Preferred Stock		Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2010	—	$—	—	$—	—	$—	27,892,388	$278,924	$180,143,120	$—	$—	$(150,714,987)	$29,707,057
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	(25,997,322)	(25,997,322)
Change in unrealized gain (loss) on available for sale investments	—	—	—	—	—	—	—	—	—	—	692	—	692

Total comprehensive loss													(25,996,630)

Employee stock-based compensation expense	—	—	—	—	—	—	—	—	2,817,082	—	—	—	2,817,082
Nonemployee stock-based compensation expense	—	—	—	—	—	—	—	—	75,614	—	—	—	75,614
Additional financing costs related to December 2010 public offering	—	—	—	—	—	—	—	—	(45,745)	—	—	—	(45,745)
Exercise of 1,139 common stock options in 2011 for cash at $1.90 per share	—	—	—	—	—	—	1,139	11	2,153	—	—	—	2,164
Exercise of 59,219 warrants in 2011 for cash at $2.19 per share	—	—	—	—	—	—	59,219	592	129,097	—	—	—	129,689
Issuance of common stock and warrants to purchase approximately 1,760,000 shares of common stock in registered public offering in September 2011 for cash at an aggregate price of $1.65 per share and corresponding warrant, net of financing costs of $1,168,326	—	—	—	—	—	—	8,800,000	88,000	13,263,674	—	—	—	13,351,674

Balance, December 31, 2011	—	$—	—	$—	—	$—	36,752,746	$367,527	$196,384,995	$—	$692	$(176,712,309)	$20,040,905

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Cash Flows

	Years ended December 31,			Period from December 19, 2002 (inception) to December 31, 2011
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(25,997,322)	$(17,347,387)	$(31,929,200)	$(176,581,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	303,972	375,756	424,354	2,260,038
Loss on sale of equipment	1,269	52,622	4,651	74,127
Stock-based compensation	2,892,696	2,564,226	2,439,291	14,463,166
Amortization of commitment fees, debt issuance costs and original issue discount	234,740	387,861	1,490,940	3,886,623
Amortization of short-term investment premium or discount	3,261	—	904	(304,790)
Change in value of warrant liability	—	(158,834)	3,644,549	3,840,622
Change in operating assets and liabilities:
Inventory	(1,068,623)	—	—	(1,068,623)
Prepaid expenses and other current assets	(368,261)	47,805	14,747	(804,799)
Other assets	(176,985)	(60,348)	—	(237,333)
Accounts payable	367,491	(109,950)	(73,709)	301,140
Accrued expenses	3,834,999	460,455	(784,186)	6,373,370
Accrued interest payable	37,329	123,187	110,436	614,643

Net cash used in operating activities	(19,935,434)	(13,664,607)	(24,657,223)	(147,183,157)

Cash flows from investing activities:
Decrease (increase) in restricted cash	6,327,031	(6,527,031)	—	(200,000)
Purchases of short-term investments available for sale	(5,007,980)	—	—	(19,890,213)
Maturities of short-term investments available for sale	4,000,000	—	5,226,000	18,854,414
Purchases of short-term investments held to maturity	—	—	—	(22,414,130)
Maturities of short-term investments held to maturity	—	—	—	22,750,000
Purchases of property and equipment	(252,274)	(2,592)	(186,981)	(2,831,222)

Net cash provided by (used in) investing activities	5,066,777	(6,529,623)	5,039,019	(3,731,151)

Cash flows from financing activities:
Proceeds from stock options exercised	2,164	23,697	37,517	203,018
Proceeds from warrants exercised	129,689	—	—	317,341
Proceeds from sale of common stock and warrants for purchase of common stock	14,520,000	35,044,283	20,825,207	114,354,439
Common stock financing costs	(1,214,071)	(2,538,412)	(898,969)	(9,478,430)
Payment to shareholders for fractional shares upon reverse stock split	—	—	—	(355)
Proceeds from sale of Series A, B and C convertible preferred stock	—	5,838,211	—	63,766,564
Series A, B and C convertible preferred stock financing costs	—	(60,679)	—	(1,658,662)
Proceeds from notes payable and convertible notes payable	—	—	5,000,000	42,645,967
Repayments on notes payable	(921,997)	(1,889,904)	(11,783,065)	(30,426,087)
Debt issuance costs	—	—	—	(321,799)

Net cash provided by financing activities	12,515,785	36,417,196	13,180,690	179,401,996

Net (decrease) increase in cash and cash equivalents	(2,352,872)	16,222,966	(6,437,514)	28,487,688
Cash and cash equivalents:
Beginning of period	30,840,560	14,617,594	21,055,108	—

End of period	$28,487,688	$30,840,560	$14,617,594	$28,487,688

Supplemental disclosure:
Interest paid	$450,751	$738,794	$2,502,924	$7,052,900
Noncash investing and financing activities:
Cancellation of Alpha Medical, Inc. Series A convertible preferred stock and common stock	$—	$—	$—	$(661,674)
Issuance of Beta Medical, Inc. Series A convertible preferred stock in exchange for Alpha Medical, Inc. Series A convertible preferred stock and common stock	—	—	—	661,674
Value of warrants issued with debt and for debt commitment	—	289,257	542,144	3,833,183
Value of warrants issued with sale of common and preferred stock offerings	—	794,869	154,525	1,684,832
Cashless exercise of warrants	—	—	5,244,778	5,244,778
Conversion of notes and interest payable to Series B and C convertible preferred shares	—	—	—	6,980,668
Options issued for deferred compensation	—	—	—	10,898
Common stock issued to Mayo Foundation and for deferred compensation	—	—	—	1,770,904
Reclassification of warrant liability	—	312,751	1,529,670	2,932,766
Conversion of convertible preferred stock to common stock	—	33,943	—	51,132

See accompanying notes to consolidated financial statements.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements

(1)	Formation and Business of the Company

EnteroMedics Inc. (EnteroMedics or the Company) is developing implantable systems to treat obesity, metabolic diseases and other gastrointestinal disorders. The Company was incorporated in the state of Minnesota on December 19, 2002, originally as two separate legal entities, Alpha Medical, Inc. and Beta Medical, Inc., both of which were owned 100% by a common stockholder. Effective October 1, 2003, the two entities were combined and the combined entity changed its name to EnteroMedics Inc. The Company reincorporated in Delaware on July 22, 2004. The Company is in the development stage, as defined by the Accounting Standards Codification. Since inception the Company has devoted substantially all of its resources to recruiting personnel, developing its product technology, obtaining patents to protect its intellectual property and raising capital, and has not derived revenues from its primary business activity. The Company is headquartered in St. Paul, Minnesota.

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

Since inception, EnteroMedics has incurred losses through December 31, 2011 totaling approximately $176.6 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. The Company may need to obtain additional financing and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize.

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

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair values of investments in debt and equity securities are disclosed in Note 3. The fair value of the Company’s long-term debt is approximately $5.3 million as of December 31, 2011 based on the present value of estimated future cash flows using a discount rate commensurate with borrowing rates available to the Company.

Cash and Cash Equivalents

The Company considers highly liquid investments generally with maturities of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. The Company’s cash equivalents are primarily in money market funds and certificates of deposit. The Company deposits its cash and cash equivalents in high-quality credit institutions. Under terms of the Company’s notes payable agreements (see Note 6), in the event of default, the lender has the right to enforce account control agreements and restrict the Company’s access to their cash and investment accounts.

Restricted Cash

The Company had $200,000 and $6.5 million in a cash collateral money market account as of December 31, 2011 and 2010, respectively. $6.3 million of the December 31, 2010 balance was established per the terms of the Third Amendment to the Loan Agreement with Silicon Valley Bank dated November 12, 2010, which required the Company to have an amount equal to the principal balance outstanding in the restricted account. The restricted cash balance was eliminated per the terms of the Fourth Amendment to the Loan Agreement with Silicon Valley Bank dated March 3, 2011 (see Note 6).

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

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

Inventory

Since inception, inventory related purchases have been used for research and development related activities and have accordingly been expensed as incurred. In December 2011, the Company began receiving ARTG listings for components of the Maestro Rechargeable System from the Australian TGA, with the final components being listed on the ARTG in January 2012. As a result, the Company determined certain assets were recoverable as inventory beginning in December 2011. The Company accounts for inventory at the lower of cost or market and records any long-term inventory as other assets in the consolidated balance sheets. There was approximately $228,000 of long-term inventory as of December 31, 2011.

Current inventory consists of the following as of:

December 31, 2011

Raw materials	$376,580
Work-in-process	692,043
Finished goods	—

Inventory	$1,068,623

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance for deferred income tax assets is recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company has provided a full valuation allowance against the gross deferred tax assets as of December 31, 2011 and 2010 (see Note 9). The Company’s policy is to classify interest and penalties related to income taxes as income tax expense in the consolidated statements of operations.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. The difference from reported net loss for the year ended December 31, 2011 related entirely to net unrealized gains on short-term investments. There was no difference from reported net loss for the year ended December 31, 2010. The difference from reported net loss for the year ended December 31, 2009 related entirely to the maturity of short-term investments and the realization of net unrealized gains on those short-term investments.

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses include, but are not limited to, product development, clinical trial expenses, including supplies and devices, regulatory expenses, payroll and other personnel expenses, materials and consulting costs.

Patent Costs

Costs associated with the submission of a patent application are expensed as incurred given the uncertainty of the patents resulting in probable future economic benefits to the Company. Patent-related legal expenses

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

included in general and administrative costs were $271,105, $306,181 and $231,291 for the years ended December 31, 2011, 2010 and 2009, respectively, and $2,164,282 for the period from December 19, 2002 (inception) to December 31, 2011.

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

Effective January 1, 2009, the Company adopted new authoritative accounting guidance regarding the financial reporting for outstanding equity-linked financial instruments. As a result of this change in accounting guidance, the Company assessed any outstanding equity-linked financial instruments and concluded that warrants issued in November 2008 with a recorded value of $1.4 million on December 31, 2008 were to be reclassified from equity to a liability. The cumulative effect of the change in accounting principle on January 1, 2009 was a $130,968 increase to the deficit accumulated during development stage. See Note 6 for details.

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

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31,
	2011	2010	2009
Numerator:
Net loss	$(25,997,322)	$(17,347,387)	$(31,929,200)

Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	30,205,447	8,419,575	4,974,326
Weighted-average unvested common shares subject to repurchase	—	—	—

Denominator for net loss per common share—basic and diluted	30,205,447	8,419,575	4,974,326

Net loss per share—basic and diluted	$(0.86)	$(2.06)	$(6.42)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	December 31,
	2011	2010	2009
Stock options outstanding	3,470,908	812,515	995,562
Warrants to purchase common stock	23,923,301	22,224,718	1,332,335

Recently Issued Accounting Standards

In April 2011, the Financial Accounting Standards Board (FASB) issued amendments to achieve common fair value measurement and disclosure requirements between accounting principles generally accepted in the United States of America and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

investment categorization. This new guidance is effective on a prospective basis for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of these amendments to have a material impact on the preparation of the consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective retrospectively for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of this new guidance to have a material impact on the preparation of the consolidated financial statements.

There have been no other significant changes in recent accounting pronouncements during the fiscal year ended December 31, 2011.

(3)	Short-term Investments and Fair Value Measurements

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

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value as of December 31, 2011. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

All short-term investments at December 31, 2011 are classified as Level 2 and are as follows:

Significant Other Observable Inputs Level 2
U.S. agency securities	$1,005,411

Total	$1,005,411

The Company did not hold any short-term investments classified as available for sale as of December 31, 2010 and did not hold any short-term investments classified as held to maturity as of December 31, 2011 and 2010.

The short-term investments available for sale at December 31, 2011 had effective maturities of less than one year. The amortized cost and fair value of short-term investments available for sale, and the related gross unrealized gains and losses, were as follows at December 31, 2011:

		Gross Unrealized
	Cost	Gains	Losses	Fair value
U.S. agency securities	$1,004,719	$692	$—	$1,005,411

Total	$1,004,719	$692	$—	$1,005,411

(4)	Property and Equipment

Property and equipment consist of the following as of:

	December 31,
	2011	2010
Furniture and equipment	$1,996,462	$1,844,267
Computer hardware and software	474,236	439,546
Leasehold improvements	32,258	32,258

	2,502,956	2,316,071
Less accumulated depreciation and amortization	(1,872,602)	(1,574,507)

Property and equipment, net	$630,354	$741,564

(5)	Accrued Expenses

Accrued expenses consist of the following as of:

	December 31,
	2011	2010
Professional service related expenses	$4,898,360	$1,018,504
Payroll related expenses	1,169,941	1,091,978
Other expenses	305,069	427,889

Accrued expenses	$6,373,370	$2,538,371

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

(6)	Notes Payable

Notes payable consists of the following as of:

	December 31,
	2011	2010
Growth capital loan dated November 18, 2008 (net discounts of $216,711 and $421,874 at December 31, 2011 and 2010, respectively)	$5,188,323	$5,905,157
Less current portion	(2,307,162)	(921,998)

Total long-term debt	$2,881,161	$4,983,159

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

On November 21, 2008, the Company had outstanding $7,702,641 (principal of $6,939,610 and interest of $763,031) in total payments and $255,232 of unamortized discount on notes payable with WTI. Proceeds from a new debt agreement, discussed below, were used to repay all outstanding indebtedness under the previous WTI loan agreements.

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

Warrants Issued

The Loan Agreement required the issuance of warrants to the Lenders with an aggregate exercise price equal to 11.0% of the loan commitment. The warrants give the Lenders the option to purchase either (i) shares of the Company’s common stock with a per share exercise price equal to $9.51, or (ii) shares of the Company’s stock (including common stock) issued in an equity financing that occured within 18 months after November 18, 2008 at the per share price of the stock sold in the financing. On November 18, 2008 (i) SVB was issued a warrant to purchase an aggregate number of shares equal to $1,100,000 divided by the per share exercise price of the warrant, (ii) WTI was issued a warrant to purchase an aggregate number of shares equal to $550,000 divided by the per share exercise price of the warrant, and (iii) Horizon received a warrant to purchase an aggregate number of shares equal to $55,000 divided by the per share exercise price of the warrant. On April 28, 2009 Horizon was issued an additional warrant to purchase an aggregate number of shares equal to $495,000 divided by the per share exercise price of the warrant in connection with the additional $5.0 million Term Loan that was automatically funded by Horizon pursuant to the Loan Agreement.

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

On October 2, 2009, WTI completed a cashless exercise of the warrants issued to them as part of the Loan Agreement entered into on November 18, 2008. WTI held a total of 79,710 common stock warrants with an exercise price of $6.90 per share. The cashless exercise of the warrants resulted in the Company issuing 59,248 shares of its common stock. The fair value of the warrant liability on the date of exercise was $494,652. This fair value was calculated using a weighted-average Black-Scholes valuation model and the following assumptions: volatility of 108.0%, dividend rate of 0%, risk-free interest rate of 3.22% and a remaining life of 9.13 years. As a result of the warrants being exercised, the warrant liability was reclassified to equity with $1,210 being recorded as a change in value of the warrant liability for the year ended December 31, 2009. WTI also completed a cashless exercise of an additional 24,990 common stock warrants with an exercise price of $23.64 per share. The cashless exercise of the warrants resulted in the Company issuing 2,996 shares of its common stock. These warrants were not included as part of the warrant liability.

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

Second Amendment to the Loan Agreement with Silicon Valley Bank Entered Into July 8, 2010

On July 8, 2010, the Company and SVB entered into a Second Amendment (the Second Amendment) to the Loan Agreement. The Second Amendment modified the repayment terms of the Term Loan such that from the date of the Second Amendment through December 31, 2010, the Company was only required to make interest only monthly payments on the Term Loan, thereby reducing its monthly debt payment. Then, beginning on January 1, 2011, the remaining balance due on the Term Loan would amortize over 30 equal payments of principal and interest, payable monthly. In addition, the Second Amendment amended the interest rate due on the remaining principal amount of the Term Loan from 10.0% to a fixed annual rate of 11.0%, payable monthly. The Second Amendment also revised the terms of the financial covenants in the Loan Agreement related to the liquidity ratio and new capital transactions. Pursuant to the Second Amendment, the liquidity ratio equals the ratio of (i) the sum of the Company’s unrestricted cash and cash equivalents held with SVB and SVB’s affiliates plus the Company’s eligible accounts, divided by (ii) the outstanding principal amount of the Term Loan and is not permitted to be less than 1.00:1.00. Under the Loan Agreement, the liquidity ratio was not permitted to be less than 1.50:1.00. Pursuant to the Second Amendment, the Company was required to receive aggregate net proceeds from New Capital Transactions (as defined in the Loan Agreement) of not less than $2.0 million from the date of the Second Amendment through August 31, 2010, $7.0 million from the date of the Second Amendment through October 31, 2010, $15.0 million from the date of the Second Amendment through January 31, 2011 and $35.0 million from the date of the Second Amendment through June 30, 2011. If the Company met those financing requirements, it would satisfy the covenant; however, if it did not receive aggregate net proceeds from New Capital Transactions of at least $3.5 million from the date of the Second Amendment through August 31, 2010, $7.5 million from the date of the Second Amendment through October 31, 2010, $15.0 million from the date of the Second Amendment through January 31, 2011 and $35.0 million from the date of the Second Amendment through June 30, 2011, SVB’s springing lien on the Company’s intellectual property would convert to a full lien on the intellectual property as of the date such “Proposed Capital Raise” was

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

missed. The Company received approximately $6.3 million from the sale of preferred stock and common stock warrants in a private placement transaction that closed on September 30, 2010, which was less than the amount required by the Second Amendment and resulted in the Company entering into a Third Amendment to the Loan Agreement with SVB on November 4, 2010. Finally, the Second Amendment, revised the definition of “Make-Whole Premium” so that only Term Loan payments of principal made after the date of the Second Amendment would be counted for purposes of determining whether the Company has made twelve regularly scheduled monthly payments of principal in accordance with Section 2.1.1(d) of the Loan Agreement when the Make-Whole Premium comes due.

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

Third Amendment to the Loan Agreement with Silicon Valley Bank Entered Into November 4, 2010

On November 4, 2010, the Company and SVB entered into a Third Amendment (the Third Amendment) to the Loan Agreement. The Third Amendment modified the New Capital Transaction covenant such that it waived the requirements to receive aggregate net proceeds from New Capital Transactions of not less than $3.5 million from the date of the Second Amendment through August 31, 2010 and $7.5 million from the date of the Second Amendment through October 31, 2010. The Third Amendment also modified the requirement to receive aggregate net proceeds from New Capital Transactions of not less than $15.0 million from the date of the Second Amendment through January 31, 2011 to $12.5 million and eliminated the requirement to receive aggregate net proceeds from New Capital Transactions of not less than $35.0 million from the date of the Second Amendment through June 30, 2011. Lastly, the Third Amendment suspended the liquidity ratio covenant, which was not permitted to be less than 1.00:1.00, until January 31, 2011. The Company agreed to maintain a blocked cash collateral account with funds equal to the principal balance outstanding until such time that certain conditions were met as defined by the Third Amendment. There were no changes to the repayment terms of the Term Loan as defined in the Second Amendment. The Company satisfied the New Capital Transaction covenant with the closing, on December 14, 2010, of its sale of 17,020,000 shares of its common stock together with warrants to purchase an additional 17,020,000 shares of common stock in a public offering for gross proceeds of approximately $29.8 million, before deducting offering expenses.

Fourth Amendment to the Loan Agreement with Silicon Valley Bank Entered Into March 3, 2011

On March 3, 2011 the Company entered into a Fourth Amendment (the Fourth Amendment) to the Loan Agreement with SVB. The Fourth Amendment modified the repayment terms of the Term Loan such that beginning April 1, 2011 through September 30, 2011, the Company was only required to make interest only monthly payments on the Term Loan. Then, beginning on October 1, 2011, the remaining balance due on the Term Loan started to amortize over 30 equal payments of principal and interest, payable monthly. In addition, the Fourth Amendment amended the interest rate due effective March 1, 2011 on the remaining principal amount of the Term Loan from 11.0% to a fixed annual rate of 6.25% if the liquidity ratio is greater than 1.50:1.00 and no Event of Default (as defined in the Loan Agreement) has occurred or is continuing or 9.00% if the liquidity ratio is less than 1.50:1.00 or an Event of Default has occurred or is continuing, payable monthly. The Fourth

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

Amendment also reinstated the financial covenant related to the liquidity ratio, which is not permitted to be less than 1.00:1.00, and adds an EBITDA test should the liquidity ratio fall below 1.50:1.00. In addition, the Fourth Amendment amended the prepayment terms of the Loan Agreement such that a Make-Whole Premium equal to 1% of the amount of the Term Loan being prepaid will be due for any voluntary or required prepayment of the Term Loan occurring before the first anniversary of the Fourth Amendment, unless the Term Loan is being voluntarily prepaid and replaced with a new SVB facility. Lastly, the Fourth Amendment eliminated SVB’s springing lien on the Company’s intellectual property, the New Capital Transactions requirement and the requirement of the Third Amendment to maintain a blocked cash collateral account with funds equal to the principal balance outstanding.

The Company was in compliance with all covenants (as amended) related to the notes payable at December 31, 2011, and has not incurred any events of default as described in the terms of the notes payable agreements.

Scheduled debt principal payments are as follows as of December 31, 2011:

Years Ending December 31:
2012	$2,307,162
2013	2,458,599
2014	639,273

5,405,034
Less original issue discount	(216,711)

Notes payable, net	$5,188,323

(7)	Stock Sales

Private Placement—February 2009

On February 19, 2009, the Company entered into securities purchase agreements for the sale of 2,185,066 shares of its common stock, together with warrants to purchase an aggregate of 1,092,533 shares of its common stock, in a private placement transaction with several accredited investors (the Private Placement) including certain directors and officers of the Company (see Note 12). The aggregate purchase price per share and corresponding warrant was $7.28. The warrants are exercisable at any time and from time to time beginning on the date that was six months and one day after the closing of the Private Placement and ending four years after the closing of the Private Placement. The warrants have an exercise price of $8.28 per share, which equals 120% of the consolidated closing bid price of the Company’s common stock as reported by the NASDAQ Global Market on February 19, 2009. On February 24, 2009, the Company completed the final closing of the Private Placement receiving gross proceeds of $15.9 million before deducting offering expenses. In addition, the placement agent received a warrant to purchase 36,373 shares of common stock in the same form as that issued to investors in the Private Placement.

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

The Up Front Warrants purchased have an exercise price per share of $2.15, or 125% of the original purchase price of the Preferred Stock and became exercisable on March 29, 2011.

On December 14, 2010, immediately following the completion of the public offering discussed below, all of the Company’s outstanding Series A Non-Voting Convertible Preferred Stock automatically converted on a 1:1 basis into 3,394,309 shares of common stock in accordance with its terms.

Public Offering—December 2010

On December 14, 2010, the Company closed a public offering, selling 17,020,000 shares of common stock together with warrants to purchase an additional 17,020,000 shares of common stock at an aggregate price of $1.75 per share and corresponding warrant, for gross proceeds of $29.8 million before deducting offering expenses. This includes the full exercise of the over-allotment option by Craig-Hallum Capital Group LLC (the Underwriter) of 2,220,000 shares of common stock together with warrants to purchase 2,220,000 shares of common stock. Certain directors and officers of the Company participated in the public offering (see Note 12). The warrants have an exercise price of $2.19 per share of common stock and became exercisable on June 13, 2011.

Pursuant to the terms of the Underwriting Agreement, the Company issued a warrant to purchase 340,400 shares of the Company’s common stock at an exercise price of $2.19 per share to the Underwriter (the Underwriter Warrant). The Underwriter purchased the Underwriter Warrant from the Company for $100 as partial compensation for its services as underwriter to the Company in connection with the Company’s public offering. The Underwriter Warrant became exercisable on June 13, 2011 and the exercise period will end five years from December 8, 2010, the date of effectiveness of the Registration Statement. The Underwriter Warrant does not allow for cashless exercise. The fair value of the Underwriter Warrant on the date of issuance was $794,869. This fair value was calculated using a Black-Scholes valuation model and the following assumptions: volatility 126.3%, dividend rate of 0%, risk-free interest rate of 2.08% and a five year life.

Public Offering—September 2011

On September 28, 2011, the Company closed a public offering, selling 8,800,000 shares of common stock, together with warrants to purchase approximately 1,760,000 shares of common stock at an aggregate price of $1.65 per share and corresponding warrant, for gross proceeds of $14.5 million before deducting offering expenses. Certain directors of the company participated in the public offering (see Note 12).

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

The Company’s Amended and Restated Certificate of Incorporation, currently authorizes 5,000,000 shares of $0.01 par value convertible preferred stock. As of December 31, 2011 and 2010, there were no shares of convertible preferred stock issued or outstanding as all shares of Series A, Series B and Series C convertible preferred stock converted into shares of common stock upon completion of the Company’s IPO utilizing the quotient obtained by dividing the original purchase price per share of $6.5593, $3.9430 and $8.0926 by $4.2379, $3.9430 and $8.0926 per share, respectively, and all shares of Series A convertible preferred stock issued with the September 29, 2010 private placement converted to common stock on a 1:1 basis upon the December 14, 2010 closing of the Company’s public offering (see Note 7).

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

The income tax expense benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

	2011	2010	2009
Computed ‘expected’ tax benefit	34.0%	34.0%	34.0%
Other permanent adjustments	-1.8%	-3.8%	-6.3%
Research and development credit	1.6%	1.2%	1.2%
Federal valuation allowance	-33.8%	-31.4%	-28.9%

	0.0%	0.0%	0.0%

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31 is presented below:

	2011	2010
Deferred tax assets (liabilities):
Start-up costs	$10,751,000	$13,002,000
Capitalized research and development costs	13,201,000	19,239,000
Reserves and accruals	2,299,000	1,530,000
Property and equipment	23,000	628,000
Research and development credit	462,000	2,292,000
Net operating loss carryforwards	5,127,000	21,369,000

Total gross deferred tax assets	31,863,000	58,060,000
Valuation allowance	(31,863,000)	(58,060,000)

Net deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. In addition, certain limitations imposed under the Internal Revenue Code (IRC) could further limit the Company’s realization of these deferred tax assets in the event of changes in ownership of the Company (as described below).

Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of December 31, 2011 and 2010.

As of December 31, 2011, the Company has generated U.S. federal net operating loss carryforwards of approximately $60.2 million. Of this amount, approximately $12.5 million are available for utilization after the application of Section 382 limitations described below. Of the total federal net operating loss, $221,000 would result in tax benefits recorded to additional paid-in capital. The federal net operating loss carryforwards expire in the years 2022 through 2031.

The IRC imposes restrictions on the utilization of various carryforward tax attributes in the event of a change in ownership of the Company, as defined by IRC Section 382. In addition, IRC Section 382 may limit the Company’s built-in items of deduction, including capitalized start-up costs and research and development costs. During 2011, the Company completed an IRC Section 382 review and the results of this review indicate ownership changes have occurred which would cause a limitation on the utilization of carryforward attributes. The Company’s gross net operating loss carryforwards, start-up costs and research and development credits are all subject to limitation. Under these tax provisions, the limitation is applied first to any built in losses, then to any net operating losses and then to any general business credits. The Section 382 limitation and accompanying recognized built-in loss limitation is currently estimated to result in the expiration of $47.7 million of the Company’s gross federal net operating loss carryforward, as well as a write-off of $5.9 million of capitalized start-up costs, $30.7 million of capitalized research and development costs, $1.5 million of property and equipment and $2.4 million of research and development credits.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011 and 2010, there were no unrecognized tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

The Company is subject to federal examinations for the years 2008 forward. There are no tax examinations currently in progress.

(10)	Stock Options

The Company has adopted the EnteroMedics Inc. 2003 Stock Incentive Plan (the Plan) that includes both incentive stock options and nonqualified stock options to be granted to employees, officers, consultants, independent contractors, directors and affiliates of the Company. At December 31, 2011 and 2010, according to the Plan, 4,300,000 and 2,300,000 shares, respectively, have been authorized and reserved. The board of directors establishes the terms and conditions of all stock option grants, subject to the Plan and applicable provisions of the Internal Revenue Code. Incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date. The options granted to participants owning more than 10% of the Company’s outstanding voting stock must be granted at an exercise price not less than 110% of fair market value of the common stock on the grant date. The options expire on the date determined by the board of directors, but may not extend more than 10 years from the grant date, while incentive stock options granted to participants owning more than 10% of the Company’s outstanding voting stock expire five years from the grant date. The vesting period for employees is generally over four years. The vesting period for nonemployees is determined based on the services being provided.

On May 5, 2011, the annual meeting of stockholders was held and the stockholders approved an amendment to the Company’s 2003 Stock Incentive Plan to increase the number of shares authorized under the plan by 2,000,000.

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

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

Stock option activity is as follows:

	Shares Available For Grant	Outstanding Options		Aggregate Intrinsic Value
		Number of Shares	Weighted-Average Exercise Price
Shares reserved at Plan inception	7,143	—	$—

Balance, December 31, 2003	7,143	—	—
Shares reserved	73,260	—	—
Options granted	(57,466)	57,466	2.76
Options exercised	—	—	—
Options cancelled	641	(641)	2.76

Balance, December 31, 2004	23,578	56,825	2.76
Shares reserved	113,148	—	—
Options granted	(84,028)	84,028	2.76
Options exercised	—	(4,926)	2.76
Options cancelled	7,209	(7,209)	2.76

Balance, December 31, 2005	59,907	128,718	2.76
Shares reserved	94,449	—	—
Options granted	(113,277)	113,277	6.90
Options exercised	—	(14,498)	2.76
Options cancelled	17,237	(17,237)	2.76

Balance, December 31, 2006	58,316	210,260	5.00
Shares reserved	362,183	—	—
Options granted	(176,098)	176,098	45.78
Options exercised	—	(5,851)	3.65
Options cancelled	30,416	(30,416)	74.71

Balance, December 31, 2007	274,817	350,091	19.48
Shares reserved	—	—	—
Options granted	(221,838)	221,838	45.56
Options exercised	—	(16,820)	3.89
Options cancelled	89,019	(89,019)	38.69

Balance, December 31, 2008	141,998	466,090	28.79
Shares reserved	500,000	—	—
Options granted	(692,645)	692,645	14.68
Options exercised	—	(13,437)	2.79
Options cancelled	149,736	(149,736)	31.20

Balance, December 31, 2009	99,089	995,562	18.96
Shares reserved	1,149,817	—	—
Options granted	(423,789)	423,789	1.96
Options exercised	—	(8,592)	2.76
Options cancelled	598,244	(598,244)	25.29

Balance, December 31, 2010	1,423,361	812,515	5.60	$506,261

Shares reserved	2,000,000	—	—
Options granted	(2,716,464)	2,716,464	2.44
Options exercised	—	(1,139)	1.90
Options cancelled	56,932	(56,932)	3.21

Balance, December 31, 2011	763,829	3,470,908	$3.17	$—

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

The options outstanding, vested and currently exercisable by exercise price at December 31, 2011:

Outstanding Options and Expected to Vest				Options Exercisable and Vested
Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
$1.75	10,000	8.7	$—	3,958	$1.75	$—
1.90	1,058,826	8.4	—	277,974	1.90	—
2.42	11,000	9.7	—	10,000	2.42	—
2.52	14,161	8.4	—	9,059	2.52	—
2.58	1,008,235	9.1	—	233,848	2.58	—
2.63	170,000	9.4	—	43,019	2.63	—
2.67	750,500	9.5	—	78,177	2.67	—
2.76	146,981	3.6	—	99,231	2.76	—
2.77	1,347	4.0	—	1,347	2.77	—
2.78	173	4.3	—	173	2.78	—
2.79	68	4.3	—	68	2.79	—
2.81	81	2.7	—	81	2.81	—
3.24	12,500	8.1	—	9,259	3.24	—
3.78	169,154	7.9	—	169,154	3.78	—
8.40	4,166	7.1	—	4,079	8.40	—
11.46	27,472	4.8	—	27,472	11.46	—
11.58	12,912	7.3	—	11,694	11.58	—
13.80	29,166	7.4	—	25,115	13.80	—
22.20	2,083	7.5	—	2,083	22.20	—
26.40	3,333	6.4	—	3,333	26.40	—
26.41	1,666	6.4	—	1,666	26.41	—
30.36	3,333	7.7	—	3,333	30.36	—
31.17	583	5.1	—	583	31.17	—
44.77	9,156	5.3	—	9,156	44.77	—
48.01	22,913	6.2	—	22,913	48.01	—
48.96	1,099	5.7	—	1,099	48.96	—

	3,470,908		$—	1,047,874	$4.91	$—

Stock-Based Compensation for Nonemployees

Stock-based compensation expenses related to stock options granted to nonemployees is recognized as the stock options are earned. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date, using the Black-Scholes option-pricing model, until the award vests or there is a substantial disincentive for the nonemployee not to perform the required services. The fair value for the years ended December 31, 2011, 2010 and 2009 was calculated using the following assumptions, defined below:

	Years Ended December 31,
	2011	2010	2009
Risk-free interest rates	0.26%–3.45%	2.82%–3.81%	2.68%–3.71%
Expected life	2.04 years–9.95 years	9.01 years–9.87 years	6.00 years–9.98 years
Expected dividends	0%	0%	0%
Expected volatility	79.50%–123.80%	113.25%–127.93%	99.70%–108.10%

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

Stock-based compensation expense charged to operations on options granted to nonemployees for the years ended December 31, 2011, 2010 and 2009 was $75,614, $33,204 and $210,075, respectively, and $1,557,411 for the period from December 19, 2002 (inception) to December 31, 2011.

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

Compensation cost for employee stock-based awards is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. The weighted average estimated fair value of the employee stock options granted for the years ended December 31, 2011, 2010 and 2009 was $2.13, $0.13 and $11.62 per share, respectively. The weighted average estimated fair value of the employee stock options granted for the year ended December 31, 2010, excluding options granted pursuant to the option exchange program, was $1.97 per share.

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The estimated grant-date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Risk-free interest rates	1.13%–2.68%	0.89%–2.62%	1.90%–2.99%
Expected life	5.42 years–6.25 years	4.00 years–6.25 years	5.25 years–6.25 years
Expected dividends	0%	0%	0%
Expected volatility	114.80%–124.40%	113.20%–124.78%	88.10%–103.20%

Expected Life.    The expected life is based on the “simplified” method described in the SEC Staff Accounting Bulletin, Topic 14: Share-Based Payment.

Volatility.    Since the Company was a private entity for most of 2007 and a limited amount of historical data regarding the volatility of its common stock is available, the expected volatility used for 2011, 2010 and 2009 is based on both the volatility of similar entities, referred to as “guideline” companies, and the Company’s historical volatility. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.

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

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2011 there was $6.0 million of total unrecognized compensation costs related to non-vested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted-average period of 2.95 years.

The aggregate intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2011, 2010 and 2009, was $588, $12,385, and $92,929, respectively.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

(11)	Warrants

Stock warrant activity is as follows:

	Common Shares	Price(1)	Series A Preferred Shares	Price(1)	Series B Preferred Shares	Price(1)	Series C Preferred Shares	Price(1)
Balance as of:
December 31, 2002	—		—		—		—
Granted	—		20,963	$5.46	3,916	$23.68	—
Exercised	—		—		—		—
Cancelled	—		—		—		—

December 31, 2003	—		20,963	$5.46	3,916	$23.68	—
Granted	—		—		16,859	$23.68	—
Exercised	—		(20,963)	$8.95	—		—
Cancelled	—		—		—		—

December 31, 2004	—		—		20,775	$23.68	—
Granted	28,385	$2.76	—		11,624	$23.68	—
Exercised	—		—		—		—
Cancelled	—		—		—		—

December 31, 2005	28,385	$2.76	—		32,399	$23.68	—
Granted	—		—		5,811	$23.68	24,605	$48.56
Exercised	—		—		—		—
Cancelled	—		—		—		—

December 31, 2006	28,385	$2.76	—		38,210	$23.68	24,605	$48.56
Granted(2)	—		—		—		22,650	$48.56
Exercised	—		—		—		—
Cancelled	—		—		—		—
Converted upon close of IPO	85,465	$37.44	—		(38,210)	$23.68	(47,255)	$48.56

December 31, 2007	113,850	$28.79	—		—		—
Granted(2)	179,328	$9.51	—		—		—
Exercised	—		—		—		—
Cancelled	—		—		—		—

December 31, 2008	293,178	$17.00	—		—		—
Granted(2)(3)	1,540,036	$7.86	—		—		—
Exercised(3)	(264,120)	$8.49	—		—		—
Cancelled(3)	(236,759)	$9.53	—		—		—

December 31, 2009	1,332,335	$9.44	—		—		—
Granted(2)(3)	21,046,376	$2.19	—		—		—
Exercised	—		—		—		—
Cancelled(3)	(153,993)	$5.78	—		—		—

December 31, 2010	22,224,718	$2.60	—		—		—
Granted(2)	1,759,997	$1.90	—		—		—
Exercised	(59,219)	$2.19	—		—		—
Cancelled	(2,195)	$23.68	—		—		—

December 31, 2011	23,923,301	$2.41	—		—		—

(1)	Represents weighted-average exercise price per share.
(2)	See Notes 6 and 7 for discussions relating to the issuance of warrants in 2011, 2010, 2009, 2008 and 2007.
(3)	See Note 6 for discussions relating to both the cashless exercises of warrants in 2009 and the cancellation and reissuance of warrants following down round equity financings.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

At December 31, 2011 and 2010, the weighted-average remaining contractual life of outstanding warrants was 4.32 and 5.29 years, respectively. All of the warrants outstanding are currently exercisable at the option of the holder into the equivalent number of shares of common stock.

(12)	Related Party Transactions

Private Placements

As discussed in Note 7, on February 19, 2009, the Company entered into securities purchase agreements for the sale of 2,185,066 shares of its common stock, together with warrants to purchase an aggregate of 1,092,533 shares of its common stock, in a private placement transaction. The following officers, directors and principal stockholders, each purchased shares of common stock and warrants in the private placement at an aggregate price of $7.28 per share and corresponding warrant. The shares purchased, together with the proceeds, before expenses to the Company, are shown in the table below:

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

Luke Evnin, Ph.D. is a director of the Company and is a member of MPM BioVentures III LLC and a manager of MPM Asset Management Investors 2002 BVIII LLC. Carl Goldfischer, M.D. is a director of the Company and is a managing director of Bay City Capital LLC. Paul H. Klingenstein is a director of the Company and is a managing partner of the Aberdare Funds. Ellen Koskinas served as a director of the Company until her resignation, effective April 3, 2009, and was a venture member of InterWest Management Partners IX, LLC. Donald C. Harrison, M.D. served as a director of the Company until his resignation, effective May 5, 2011, and is a managing partner of Charter Life Sciences, L.P. Bobby I. Griffin is a director of the Company. Nicholas L. Teti, Jr. is a director of the Company. Mark B. Knudson, Ph.D. is the Company’s President, Chief Executive Officer and Chairman of the Board. Greg S. Lea is the Company’s Senior Vice President and Chief Financial Officer.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

Public Offerings

As discussed in Note 7, on December 14, 2010, the Company closed a public offering, selling 17,020,000 shares of common stock together with warrants to purchase an additional 17,020,000 shares of common stock at an aggregate price of $1.75 per share and corresponding warrant. The following officers, directors and principal stockholders, each purchased shares of common stock and warrants at an aggregate price of $1.75 per share and corresponding warrant. The shares purchased, together with the proceeds, before expenses to the Company, are shown in the table below:

Beneficial Owner	Shares Purchased	Warrants Purchased	Net Proceeds, before expenses, to the Company
Bay City Capital	1,700,000	1,700,000	$2,975,000
Mark B. Knudson, Ph.D.	25,000	25,000	43,750
Greg S. Lea	10,000	10,000	17,500

As discussed in Note 7, on September 28, 2011, the Company closed a public offering, selling 8,800,000 shares of common stock together with warrants to purchase approximately 1,760,000 shares of common stock at an aggregate price of $1.65 per share and corresponding warrant. The following principal stockholder, purchased shares of common stock and warrants at a price of $1.65 per share and corresponding warrant. The shares purchased, together with the proceeds, before expenses to the Company, are shown in the table below:

Beneficial Owner	Shares Purchased	Warrants Purchased	Net Proceeds, before expenses, to the Company
Bay City Capital	840,000	167,999	$1,386,000

Carl Goldfischer, M.D. is a director of the Company and is a managing director of Bay City Capital LLC. Mark B. Knudson, Ph.D. is the Company’s President, Chief Executive Officer and Chairman of the Board. Greg S. Lea is the Company’s Senior Vice President and Chief Financial Officer.

Consulting Agreement—Anthony Jansz

Effective June 1, 2011, the Company entered into a four year consulting agreement with Anthony Jansz, who is a member of the board of directors. Pursuant to the agreement, in exchange for consulting services provided, Mr. Jansz was entitled to receive a consulting fee of $96,000 AUD (approximately $98,000 USD as of December 31, 2011) per year and the reimbursement of reasonable expenses. Mr. Jansz also received an option to purchase 50,000 shares of common stock at $2.76 per share that vests in 48 equal monthly installments beginning on July 1, 2011. The full grant date fair value of the option grant was approximately $108,000.

Total stock-based compensation expense recorded was approximately $10,000 for the year ended December 31, 2011. In addition to the option grant, the Company paid Mr. Jansz approximately $67,000 in fees and expenses for consulting services provided during the year ended December 31, 2011.

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

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

On February 10, 2010, the Company entered into a new agreement with Mr. Teti, which was effective as of February 1, 2010 and ended on July 30, 2010. In connection with entering into the new agreement, Mr. Teti and the Company agreed to terminate Mr. Teti’s prior consulting agreement. However, the options that Mr. Teti received in connection with the prior agreement will continue to vest in accordance with their terms. Pursuant to this agreement, in exchange for consulting services provided, Mr. Teti was entitled to receive a consulting fee of $15,417 per month and one-third of Mr. Teti’s administrative assistant expenses. Mr. Teti also received an option to purchase 12,500 shares of common stock at $3.24 per share that vests such that one-third of the options vested immediately with the remainder vesting in 36 equal monthly installments following the date of grant.

On August 1, 2010, the Company entered into a new agreement with Mr. Teti, which was effective from August 1, 2010 through January 31, 2011. Pursuant to this agreement, in exchange for consulting services provided, Mr. Teti was entitled to receive a consulting fee of $7,000 per month and one-third of Mr. Teti’s administrative assistant expenses.

On October 1, 2010, the Company amended the August 1, 2010 agreement with Mr. Teti, which was effective from October 1, 2010 through January 31, 2011. Pursuant to this agreement, in exchange for up to ten hours of consulting services provided per month, Mr. Teti was entitled to receive a consulting fee of $175 an hour. Reimbursement of Mr. Teti’s administrative assistant expenses was eliminated with this amendment.

Total stock-based compensation expense recorded was approximately $0, $32,000 and $41,000 for the years ended December 31, 2011, 2010 and 2009, respectively. In addition to the option grant, the Company paid Mr. Teti approximately $0, $184,000 and $268,000 in fees and expenses for consulting services rendered during the years ended December 31, 2011, 2010 and 2009, respectively.

(13)	Commitments and Contingencies

Effective October 1, 2008 the Company entered into a seven-year non-cancelable operating lease agreement for office/warehouse space. The lease expires on September 30, 2015 with monthly base rent ranging from $19,570 to $24,643. Total rent expense recognized for the years ended December 31, 2011, 2010 and 2009 was $270,872, $270,872 and $270,872 respectively, and $1,353,056 for the period from December 19, 2002 (inception) to December 31, 2011. Facility related expenses are included as general and administrative costs on the consolidated statements of operations.

The following is a schedule of total future minimum lease payments due as of December 31, 2011:

Years ending December 31:
2012	$280,055
2013	285,656
2014	291,369
2015	221,789

$1,078,869

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

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

In 2005, EnteroMedics entered into an exclusive collaborative obesity device research and development agreement with the Mayo Foundation for Medical Education and Research (Mayo Foundation), Rochester, Minnesota. Through this agreement, EnteroMedics will collaborate with a group of physicians and researchers at Mayo Clinic in the field of obesity. Under the terms of this five-year agreement, EnteroMedics and this group of Mayo specialists collectively worked toward the development of new and innovative medical devices for the treatment of obesity. The agreement also includes a similar collaboration for the development of products to address a wide variety of disorders susceptible to treatment by electrically blocking neural impulses on the vagus nerve.

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

The Company may also be obligated to pay the Mayo Foundation, contingent upon the occurrence of certain future events, earned royalty payments, including a minimum annual royalty as defined by the agreement, for the commercial sale of products developed and patented by the Mayo Foundation, jointly patented by the Company and the Mayo Foundation, or a product where the Mayo Foundation provided know-how as defined by the agreement. If no products are patented, the minimum royalty is not due. The Mayo Foundation received an annual $250,000 retainer fee which commenced in 2005 and continued through January 2009. The annual retainer fee paid to the Mayo Foundation is recorded on the consolidated statements of operations as research and development expense.

On March 11, 2010, the Company entered into Amendment No. 1 (the Amendment) to the License Agreement by and between the Mayo Foundation and the Company, effective as of February 3, 2005 (as amended, the License Agreement). The Amendment was effective as of February 3, 2010 (the Effective Date). The Amendment extended the Company’s collaboration with the Mayo Foundation pursuant to the License Agreement for a period of two years from the Effective Date. Pursuant to the Amendment, the Mayo Foundation granted the Company certain royalty-bearing, worldwide exclusive and non-exclusive licenses and committed to the joint collaboration between the Company and a designated group of physicians and researchers at the Mayo Clinic for the development and testing of products for the treatment of obesity, including devices that use electrical signaling to block the vagal nerve, and for the treatment of other gastrointestinal diseases, solely using devices that use electrical signaling to block the vagal nerve. Pursuant to the Amendment, the Mayo Foundation received an annual retainer of $100,000 in 2010 and 2011. The Company may also be obligated to pay the Mayo Foundation, contingent upon the occurrence of certain future events, earned royalty payments, including a minimum annual royalty as defined in the License Agreement, for the commercial sale of products developed and patented by the Mayo Foundation, jointly patented by the Company and the Mayo Foundation, or a product where the Mayo Foundation provided know-how as defined by the License Agreement. If no products are patented, the minimum royalty is not due. The Amendment was further amended on January 15, 2011 with Amendment No. 2 to the License Agreement (Amendment No. 2). Under the terms of Amendment No. 2, the annual retainer the Mayo Foundation received for 2011 was reduced to $75,000. No other terms of the Amendment were changed by Amendment No. 2.

In December 2007, EnteroMedics entered into a second research and development agreement with the Mayo Foundation. In accordance with the three year agreement, the Mayo Foundation received an annual $50,000

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

retainer fee. The annual retainer fee paid to the Mayo Foundation is recorded on the consolidated statements of operations as research and development expense. The Company may also be obligated to pay the Mayo Foundation, contingent upon the occurrence of certain future events as defined by the agreement, consideration with respect to licensed know-how regarding product development and testing of products and rights to licensed patents, where the Mayo Foundation provided know-how as defined by the agreement.

(14)	Retirement Plan

The Company has a 401(k) profit-sharing plan that provides retirement benefits to employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company’s matching is at the discretion of the Company’s board of directors. For the years ended December 31, 2011, 2010 and 2009 and for the period from December 19, 2002 (inception) to December 31, 2011, the Company did not provide any matching of employees’ contributions.

(15)	Quarterly Data (unaudited)

The following table represents certain unaudited quarterly information for each of the eight quarters in the period ended December 31, 2011. In management’s opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all the adjustments necessary to fairly state the unaudited quarterly results of operations (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:
Net loss	$(5,086)	$(5,557)	$(7,298)	$(8,056)
Basic and diluted net loss per share	$(0.18)	$(0.20)	$(0.26)	$(0.22)
2010:
Net loss	$(4,748)	$(4,259)	$(4,385)	$(3,955)
Basic and diluted net loss per share	$(0.66)	$(0.57)	$(0.59)	$(0.34)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management has evaluated the design and operating effectiveness of our internal control over financial reporting as of December 31, 2011 in accordance with Section 404, Management Assessment of Internal Controls, of the Sarbanes-Oxley Act of 2002 utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based upon the evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

None.

PART III.

Certain information required by Part III is omitted from this report, and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A (the Proxy Statement) in connection with our 2012 Annual Meeting of Stockholders.

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

The information required by this Item is hereby incorporated by reference to the sections of our Proxy Statement entitled “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plans

The following table sets forth information as of December 31, 2011, with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Second Column)
Equity compensation plans approved by security holders	3,470,908	(1)	$3.17	763,829	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	3,470,908		$3.17	763,829

(1)	Consists of options awarded under the 2003 Stock Incentive Plan.
(2)	Represents the maximum number of shares of common stock available to be awarded as of December 31, 2011.

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

(a) Financial Statements and Schedules:    Consolidated Financial Statements for the three years ended December 31, 2011 are included in Part II, Item 8 of this Form 10-K. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b) Exhibits:    The list of exhibits on the Exhibit Index on page 111 of this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTEROMEDICS INC.

By:	/S/ MARK B. KNUDSON, PH.D.
Mark B. Knudson, Ph.D.
President and Chief Executive Officer

Dated: March 15, 2012

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

Signature	Title	Date

/S/ MARK B. KNUDSON, PH.D. Mark B. Knudson, Ph.D.	President, Chief Executive Officer, Chairman and Director (principal executive officer)	March 15, 2012

/S/ GREG S. LEA Greg S. Lea	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 15, 2012

/S/ LUKE EVNIN, PH.D. Luke Evnin, Ph.D.	Director	March 15, 2012

/S/ CATHERINE FRIEDMAN Catherine Friedman	Director	March 15, 2012

/S/ CARL GOLDFISCHER, M.D. Carl Goldfischer, M.D.	Director	March 15, 2012

/S/ BOBBY I. GRIFFIN Bobby I. Griffin	Director	March 15, 2012

/S/ ANTHONY P. JANSZ Anthony P. Jansz	Director	March 15, 2012

Signature	Title	Date

/S/ PAUL H. KLINGENSTEIN Paul H. Klingenstein	Director	March 15, 2012

/S/ NICHOLAS L. TETI, JR. Nicholas L. Teti, Jr.	Director	March 15, 2012

/S/ JON T. TREMMEL Jon T. Tremmel	Director	March 15, 2012

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed on November 9, 2007 (File No. 333-143265)).

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 1-33818)).

3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 13, 2010 (File No. 1-33818)).

3.4	Certificate of Designations, dated as of September 29, 2010. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 5, 2010 (File No. 1-33818)).

3.5	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

4.1	Amended and Restated Investors’ Rights Agreement, dated as of July 6, 2006, by and between the Company and the parties named therein. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.1	Licensing Agreement, by and between Mayo Foundation for Medical Education and Research and the Company, dated February 3, 2005. (Incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on August 14, 2007 (File No. 333-143265)).

10.2	Loan and Security Agreement, dated December 1, 2004, between the Company and Venture Lending and Leasing IV, Inc. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.3	Supplement to the Loan and Security Agreement, dated December 1, 2004, between the Company and Venture Lending and Leasing IV, Inc. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.4	Amendment No. 1, dated as of September 29, 2005, to Supplement to the Loan and Security Agreement, dated December 1, 2004, between the Company and Venture Lending and Leasing IV, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.5	Loan and Security Agreement, dated as of May 17, 2007, between the Company, Venture Lending and Leasing IV, Inc. and Venture Lending and Leasing V, Inc. (Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.6	Supplement to the Loan and Security Agreement, dated as of May 17, 2007, between the Company, Venture Lending and Leasing IV, Inc. and Venture Lending and Leasing V, Inc. (Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.6A	Amendment No. 1 to Supplement to Loan and Security Agreement dated August 28, 2007 between the Company, Venture Lending and Leasing IV, Inc. and Venture Lending and Leasing V, Inc. (Incorporated herein by reference to Exhibit 10.7A to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on September 11, 2007 (File No. 333-143265)).

Exhibit Number	Description of Document

10.7†	Executive Employment Agreement, dated June 22, 2005, by and between the Company and Mark B. Knudson. (Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.8†	Amended and Restated Executive Employment Agreement, dated May 4, 2009, by and between the Company and Mark B. Knudson. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2009 (File No. 1-33818)).

10.9†	Executive Employment, dated May 21, 2007, by and between the Company and Greg S. Lea. (Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.10†	Amendment No. 1 to Executive Employment Agreement dated May 21, 2007, by and between the Company and Greg S. Lea. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2010 (File No. 1-33818)).

10.11†	Executive Employment Agreement, dated February 9, 2007, by and between the Company and Adrianus Donders. (Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.12†	Executive Employment Agreement, dated August 5, 2008, by and between the Company and Katherine S. Tweden. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2009 (File No. 1-33818)).

10.13†*	2003 Stock Incentive Plan, as amended.

10.14†	Standard form of Incentive Stock Option Agreement pursuant to the 2003 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.15†	Standard form of Non-Incentive Stock Option Agreement pursuant to the 2003 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.16†	Form of Non-Incentive Stock Option Agreement for the new options granted October 29, 2010 pursuant to the option exchange program. (Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2010 (File No. 1-33818)).

10.17†	Standard form of Restricted Stock Agreement. (Incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.18†	Management Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2008 (File No. 1-33818)).

10.19	Form of Indemnification Agreement entered into by and between the Company and each of its executive officers and directors. (Incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

10.20	Consulting Agreement, dated September 21, 2006, by and between the Company and Bobby I. Griffin. (Incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

10.21	Loan and Security Agreement, dated November 18, 2008, between the Company and Silicon Valley Bank, Compass Horizon Funding Company LLC, and Venture Lending & Leasing V, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008 (File No. 1-33818)).

Exhibit Number	Description of Document

10.22	Form of Warrant to purchase stock under Loan and Security Agreement, dated November 18, 2008, between the Company and Silicon Valley Bank, Compass Horizon Funding Company LLC, and Venture Lending & Leasing V, Inc. (Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 12, 2009 (File No. 1-33818)).

10.23	Form of Securities Purchase Agreement, dated February 19, 2009, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2009 (File No. 1-33818)).

10.24	Form of Warrant, dated February 24, 2009, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2009 (File No. 1-33818)).

10.25	Lease Agreement, effective October 1, 2008, by and between the Company and Roseville Properties Management Company. (Incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 12, 2009 (File No. 1-33818)).

10.26	Consulting Agreement, dated June 1, 2009, by and between the Company and Nicholas L. Teti, Jr. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 1-33818)).

10.27	Consulting Agreement, dated as of February 1, 2010, by and between the Company and Nicholas L. Teti, Jr. (Incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 29, 2010 (File No. 1-33818)).

10.28	Consulting Agreement, dated as of August 1, 2010, by and between the Company and Nicholas L. Teti, Jr. (Incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 7, 2011 (File No. 1-33818)).

10.29	Consulting Agreement, dated as of October 1, 2010, by and between the Company and Augustus Advisors, Inc. (Incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 7, 2011 (File No. 1-33818)).

10.30	Securities Purchase Agreement, dated as of October 2, 2009. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2009 (File No. 1-33818)).

10.31	Securities Purchase Agreement, dated as of January 14, 2010. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2010 (File No. 1-33818)).

10.32	First Amendment to Loan and Security Agreement, dated as of February 8, 2010, by and between Silicon Valley Bank and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2010 (File No. 1-33818)).

10.33	Amendment No. 1, effective as of February 3, 2010, to License Agreement between Mayo Foundation for Medical Education and Research and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2010 (File No. 1-33818)).

10.34	Amendment No. 2, effective as of January 4, 2011, to License Agreement between Mayo Foundation for Medical Education and Research and the Company. (Incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 7, 2011 (File No. 1-33818)).

10.35	Second Amendment to Loan and Security Agreement, dated as of July 8, 2010, by and between Silicon Valley Bank and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2010 (File No. 1-33818)).

Exhibit Number	Description of Document

10.36	Securities Purchase Agreement, dated as of September 29, 2010. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2010 (File No. 1-33818)).

10.37	Form of Up Front Warrant, dated September 29, 2010, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2010 (File No. 1-33818)).

10.38	Form of Conversion Warrant. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 5, 2010 (File No. 1-33818)).

10.39	Third Amendment to Loan and Security Agreement, dated as of November 4, 2010, by and between Silicon Valley Bank and the Company. (Incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2010 (File No. 1-33818)).

10.40	Form of Common Stock Warrant, dated as of December 14, 2010, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on December 6, 2010 (File No. 333-170503)).

10.41	Form of Underwriter Warrant, dated as of December 14, 2010, by and between the Company and Craig-Hallum Capital Group LLC. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2010 (File No. 1-33818)).

10.42	Fourth Amendment to Loan and Security Agreement, dated as of March 3, 2011, by and between Silicon Valley Bank and the Company. (Incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on March 7, 2011 (File No. 1-33818)).

10.43	Distribution Agreement, dated as of March 28, 2011, by and between Device Technologies Australia Pty Limited and the Company. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2011 (File No. 1-33818)).

10.44	Consulting Agreement, effective June 1, 2011, by and between Anthony Jansz and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2011 (File No. 1-33818)).

10.45	Securities Purchase Agreement, dated as of September 23, 2011, by and between Craig-Hallum Capital Group LLC and the Company. (Incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 23, 2011 (File No. 1-33818)).

10.46	Form of Common Stock Warrant, dated as of September 23, 2011, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 23, 2011 (File No. 1-33818)).

14.1	Code of Conduct and Ethics of the Company. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on signature page to this Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document

101*	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2011, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.
†	Indicates management contract or compensation plan or agreement.