Form 10-Q
period 2012-03-31
EnteroMedics Inc
filed 2012-05-10
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, 39,038,786 shares of the registrant’s Common Stock were outstanding.

INDEX

PART I – FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 and for the period from December 19, 2002 (inception) through March 31, 2012	4
	Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012 and 2011 and for the period from December 19, 2002 (inception) through March 31, 2012	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and for the period from December 19, 2002 (inception) through March 31, 2012	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
SIGNATURES		22
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

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$20,518,245	$28,487,688
Restricted cash	200,000	200,000
Short-term investments available for sale	1,003,204	1,005,411
Accounts receivable	123,093	—
Inventory	1,002,768	1,068,623
Prepaid expenses and other current assets	775,992	804,799

Total current assets	23,623,302	31,566,521
Property and equipment, net	625,164	630,354
Other assets	305,076	288,980

Total assets	$24,553,542	$32,485,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$189,295	$2,307,162
Accounts payable	262,631	434,436
Accrued expenses	4,031,931	6,373,370
Accrued interest payable	460,253	448,821

Total current liabilities	4,944,110	9,563,789
Notes payable, less current portion (net discounts of $174,105 and $216,711 at March 31, 2012 and December 31, 2011, respectively)	4,478,088	2,881,161

Total liabilities	9,422,198	12,444,950

Commitments and contingencies (note 4)
Stockholders’ equity:
Common stock, $0.01 par value 85,000,000 shares authorized; 36,758,741 and 36,752,746 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	367,587	367,527
Additional paid-in capital	197,108,547	196,384,995
Accumulated other comprehensive income	520	692
Deficit accumulated during development stage	(182,345,310)	(176,712,309)

Total stockholders’ equity	15,131,344	20,040,905

Total liabilities and stockholders’ equity	$24,553,542	$32,485,855

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Period from December 19, 2002 (inception) to March 31,
	2012	2011	2012
Sales	$123,093	$—	$123,093
Cost of goods sold	85,511	—	85,511

Gross profit	37,582	—	37,582

Operating expenses:
Research and development	2,710,235	2,788,252	119,491,809
Selling, general and administrative	2,813,827	2,068,554	50,982,797

Total operating expenses	5,524,062	4,856,806	170,474,606

Operating loss	(5,486,480)	(4,856,806)	(170,437,024)

Other income (expense):
Interest income	1,552	7,234	4,037,815
Interest expense	(143,605)	(231,600)	(11,706,375)
Change in value of warrant liability	—	—	(3,840,622)
Other, net	(4,468)	(4,846)	(268,136)

Net loss	$(5,633,001)	$(5,086,018)	$(182,214,342)

Net loss per share – basic and diluted	$(0.15)	$(0.18)

Shares used to compute basic and diluted net loss per share	36,756,637	27,892,388

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended March 31,		Period from December 19, 2002 (inception) to March 31,
	2012	2011	2012
Net loss	$(5,633,001)	$(5,086,018)	$(182,214,342)
Change in unrealized gain (loss) on available for sale investments	(172)	40	520

Comprehensive loss	$(5,633,173)	$(5,085,978)	$(182,213,822)

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,		Period from December 19, 2002 (inception) to March 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(5,633,001)	$(5,086,018)	$(182,214,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	68,029	71,338	2,328,067
Loss on sale of equipment	1,095	266	75,222
Stock-based compensation	710,483	660,411	15,173,649
Amortization of commitment fees, debt issuance costs and original issue discount	49,664	70,545	3,936,287
Amortization of short-term investment premium or discount	2,035	—	(302,755)
Change in value of warrant liability	—	—	3,840,622
Change in operating assets and liabilities:
Accounts receivable	(123,093)	—	(123,093)
Inventory	65,855	—	(1,002,768)
Prepaid expenses and other current assets	28,807	(282,379)	(775,992)
Other assets	(23,154)	—	(260,487)
Accounts payable	(187,637)	387,644	113,503
Accrued expenses	(2,341,439)	(613,049)	4,031,931
Accrued interest payable	11,432	(8,106)	626,075

Net cash used in operating activities	(7,370,924)	(4,799,348)	(154,554,081)

Cash flows from investing activities:
Decrease (increase) in restricted cash	—	6,327,031	(200,000)
Purchases of short-term investments available for sale	—	(2,000,000)	(19,890,213)
Maturities of short-term investments available for sale	—	—	18,854,414
Purchases of short-term investments held to maturity	—	—	(22,414,130)
Maturities of short-term investments held to maturity	—	—	22,750,000
Purchases of property and equipment	(48,102)	—	(2,879,324)

Net cash (used in) provided by investing activities	(48,102)	4,327,031	(3,779,253)

Cash flows from financing activities:
Proceeds from stock options exercised	—	—	203,018
Proceeds from warrants exercised	13,129	—	330,470
Proceeds from sale of common stock and warrants for purchase of common stock	—	—	114,354,439
Common stock financing costs	—	(45,745)	(9,478,430)
Payment to shareholders for fractional shares upon reverse stock split	—	—	(355)
Proceeds from sale of Series A, B and C convertible preferred stock	—	—	63,766,564
Series A, B and C convertible preferred stock financing costs	—	—	(1,658,662)
Proceeds from notes payable and convertible notes payable	—	—	42,645,967
Repayments on notes payable	(563,546)	(367,188)	(30,989,633)
Debt issuance costs	—	—	(321,799)

Net cash (used in) provided by financing activities	(550,417)	(412,933)	178,851,579

Net (decrease) increase in cash and cash equivalents	(7,969,443)	(885,250)	20,518,245
Cash and cash equivalents:
Beginning of period	28,487,688	30,840,560	—

End of period	$20,518,245	$29,955,310	$20,518,245

Supplemental disclosure:
Interest paid	$82,509	$169,121	$7,135,409
Noncash investing and financing activities:
Cancellation of Alpha Medical, Inc. Series A convertible preferred stock and common stock	$—	$—	$(661,674)
Issuance of Beta Medical, Inc. Series A convertible preferred stock in exchange for Alpha Medical, Inc. Series A convertible preferred stock and common stock	—	—	661,674
Value of warrants issued with debt for debt commitment	—	—	3,833,183
Value of warrants issued with sale of common and preferred stock offerings	—	—	1,684,832
Cashless exercise of warrants	—	—	5,244,778
Conversion of notes and interest payable to Series B and C convertible preferred shares	—	—	6,980,668
Options issued for deferred compensation	—	—	10,898
Common stock issued to Mayo Foundation and for deferred compensation	—	—	1,770,904
Reclassification of warrant liability	—	—	2,932,766
Conversion of convertible preferred stock to common stock	—	—	51,132

See accompanying notes to condensed consolidated financial statements.

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Summary of Significant Accounting Policies

Description of Business

EnteroMedics Inc. (formerly Beta Medical, Inc.) (the Company) is developing implantable systems to treat obesity, metabolic diseases and other gastrointestinal disorders. The Company was incorporated in the state of Minnesota on December 19, 2002 and was reincorporated in Delaware on July 22, 2004. The Company is in the development stage and since inception has devoted substantially all of its resources to recruiting personnel, developing its product technology, obtaining patents to protect its intellectual property and raising capital, and only recently has derived revenues from its primary business activity. The Company is headquartered in St. Paul, Minnesota. In January 2006, the Company established EnteroMedics Europe Sárl, a wholly-owned subsidiary located in Switzerland.

Since inception, the Company has incurred losses through March 31, 2012 totaling approximately $182.2 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. The Company may need to obtain additional financing and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize.

Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s fiscal year ends on December 31.

The accompanying condensed consolidated financial statements and notes thereto are unaudited. In the opinion of the Company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair presentation. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair values of investments in debt and equity securities are disclosed in Note 2. The fair value of the Company’s long-term debt is approximately $4.8 million as of March 31, 2012 based on the present value of estimated future cash flows using a discount rate commensurate with borrowing rates available to the Company. If measured at fair value in the condensed consolidated financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

Restricted Cash

The Company had $200,000 in a cash collateral money market account as of March 31, 2012 and December 31, 2011. Pursuant to the Lease Agreement the Company entered into with Roseville Properties Management Company in July 2008, the Company was required to deliver to Roseville Properties an irrevocable, unconditional, standby letter of credit in the amount of $200,000 on the second anniversary of the commencement of lease payments. The standby letter of credit is to be maintained through October 1, 2013. The irrevocable standby letter of credit was issued by Silicon Valley Bank, who required the Company to set up a restricted cash collateral money market account to fully secure the standby letter of credit.

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Inventory

The Company accounts for inventory at the lower of cost or market and records any long-term inventory as other assets in the condensed consolidated balance sheets.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. The difference from reported net loss for the three months ended March 31, 2012 and 2011 related entirely to changes in unrealized gains (losses) on available for sale investments.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, title or risk of loss has passed, the selling price is fixed or determinable and collection is reasonably assured. The Company sells products internationally through distributors and recognizes revenue upon sale to the distributor as these sales are considered to be final and no right of return or price protection exists. Terms of sales to international distributors are generally EXW, reflecting that goods are shipped “ex works,” in which risk of loss is assumed by the distributor at the shipping point. The Company does not provide for rights of return to customers on product sales and therefore does not record a provision for returns.

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

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Numerator:
Net loss	$(5,633,001)	$(5,086,018)

Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	36,756,637	27,892,388
Weighted-average unvested common shares subject to repurchase	—	—

Denominator for net loss per common share—basic and diluted	36,756,637	27,892,388

Net loss per share—basic and diluted	$(0.15)	$(0.18)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,
	2012	2011
Stock options outstanding	3,576,804	1,828,360
Warrants to purchase common stock	23,917,306	22,224,718

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. The Company adopted this standard during the first quarter of 2012 and presents net loss and other comprehensive loss in two separate, but consecutive, statements. The adoption of this standard did not have a material effect on the Company’s financial statement disclosures.

There have been no other significant changes in recent accounting pronouncements during the three months ended March 31, 2012 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(2) Short-term Investments and Fair Value Measurements

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value as of March 31, 2012. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

All short-term investments at March 31, 2012 are classified as Level 2 and are as follows:

Significant Other Observable Inputs Level 2
U.S. agency securities	$1,003,204

Total	$1,003,204

The short-term investments available for sale at March 31, 2012 had effective maturities of less than one year. The amortized cost and fair value of short-term investments available for sale, and the related gross unrealized gains and losses, were as follows at March 31, 2012:

		Gross Unrealized
	Cost	Gains	Losses	Fair value
U.S. agency securities	$1,002,684	$520	$—	$1,003,204

Total	$1,002,684	$520	$—	$1,003,204

(3) Inventory

Since inception, inventory related purchases have been used for research and development related activities and have accordingly been expensed as incurred. In December 2011, the Company began receiving Australian Register of Therapeutic Goods (ARTG) listings for components of the Maestro Rechargeable System from the Australian Therapeutic Goods Administration (TGA), with the final components being listed on the ARTG in January 2012. As a result, the Company determined certain assets were recoverable as inventory beginning in December 2011. The Company accounts for inventory at the lower of cost or market and records any long-term inventory as other assets in the condensed consolidated balance sheets. There was approximately $251,000 and $228,000 of long-term inventory as of March 31, 2012 and December 31, 2011, respectively.

Current inventory consists of the following as of:

	March 31, 2012	December 31, 2011
Raw materials	$294,399	$376,580
Work-in-process	708,369	692,043
Finished goods	—	—

Inventory	$1,002,768	$1,068,623

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(4) Commitments and Contingencies

Operating Lease

The Company rents its office, warehouse and laboratory facilities under an operating lease, which expires on September 30, 2015. At March 31, 2012, future minimum payments under the lease are as follows:

Years ending December 31:
Remaining nine months in 2012	$210,389
2013	285,656
2014	291,369
2015	221,789

$1,009,203

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

(5) Notes Payable

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

On March 3, 2011 the Company entered into a Fourth Amendment (the Fourth Amendment) to the Loan Agreement with SVB. The Fourth Amendment modified the repayment terms of the Term Loan such that beginning April 1, 2011 through September 30, 2011, the Company was required to make interest only monthly payments on the Term Loan. Then, beginning on October 1, 2011, the remaining balance due on the Term Loan started to amortize over 30 equal payments of principal and interest, payable monthly. In addition, the Fourth Amendment amended the interest rate due effective March 1, 2011 on the remaining principal amount of the Term Loan from 11.0% to a fixed annual rate of 6.25% if the liquidity ratio is greater than 1.50:1.00 and no Event of Default (as defined in

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

the Loan Agreement) has occurred or is continuing or 9.00% if the liquidity ratio is less than 1.50:1.00 or an Event of Default has occurred or is continuing, payable monthly. The Fourth Amendment also reinstated the financial covenant related to the liquidity ratio, which is not permitted to be less than 1.00:1.00, and added an EBITDA test should the liquidity ratio fall below 1.50:1.00. Lastly, the Fourth Amendment eliminated SVB’s springing lien on the Company’s intellectual property, the New Capital Transactions requirement and the requirement of the Third Amendment to maintain a blocked cash collateral account with funds equal to the principal balance outstanding.

On April 16, 2012, the Company entered into a new loan agreement with SVB pursuant to which a term loan was funded in the aggregate principal amount of $10.0 million on April 23, 2012 (see Note 7). A portion of the aggregate principal amount received was used to repay in full the outstanding debt of approximately $4.7 million. As required by generally accepted accounting principles, the classification of both the condensed consolidated balance sheet as of March 31, 2012 and the debt principal payment table below, have been adjusted to reflect the Company’s obligations under the terms of the new loan agreement.

Scheduled debt principal payments, as modified on April 16, 2012 are as follows:

Years Ending December 31:
Remaining nine months in 2012	$189,295
2013	3,000,000
2014	4,000,000
2015	3,000,000

Notes payable	$10,189,295

(6) Stock-based Compensation

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

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Company’s 2003 Stock Incentive Plan for the three months ended March 31, 2012 and 2011 was allocated to operating expenses and employee and nonemployees as follows:

	Three months ended March 31,
	2012	2011
Research and development	$146,281	$236,695
Selling, general and administrative	564,202	423,716

Total	$710,483	$660,411

	Three months ended March 31,
	2012	2011
Employees	$679,445	$660,411
Nonemployees	31,038	—

Total	$710,483	$660,411

As of March 31, 2012 there was approximately $5.5 million of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted-average period of 2.80 years.

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three months ended March 31, 2012 and 2011:

	Employees		Nonemployees
	Three months ended March 31,		Three months ended
	2012	2011	March 31, 2012
Risk-free interest rates	1.09%	2.68%	0.24%-2.05%
Expected life	6.25 years	6.25 years	2.00-9.25 years
Expected dividends	0%	0%	0%
Expected volatility	123.18%	124.40%	83.05%-122.05%

There was no nonemployee stock option expense for the three months ended March 31, 2011.

Option activity under the Company’s 2003 Stock Incentive Plan for the three months ended March 31, 2012 was as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2011	763,829	3,470,908	$3.17
Shares reserved	—	—	—
Options granted	(111,000)	111,000	2.19
Options exercised	—	—	—
Options cancelled	5,104	(5,104)	3.36

Balance, March 31, 2012	657,933	3,576,804	3.14

(7) Subsequent Events

Securities Purchase Agreement

On April 16, 2012, the Company entered into a securities purchase agreement with a current investor for the sale of 2,271,705 shares of its common stock in a registered direct offering, at a purchase price of $2.223 per share. On April 20, 2012, the offering closed and the Company received gross proceeds of $5.0 million before deducting estimated offering expenses. No warrants were issued with the offering.

Loan and Security Agreement

On April 16, 2012, the Company entered into a new Loan and Security Agreement (the Loan Agreement) with SVB, pursuant to which SVB agreed to make term loans to the Company in an aggregate principal amount of up to $20.0 million, on the terms and conditions set forth in the Loan Agreement. The Loan Agreement amends and restates the Loan and Security Agreement, dated November 18, 2008, between the Company and SVB, Compass Horizon Funding Company LLC, and Venture Lending & Leasing V, Inc., as amended (the Prior Loan Agreement).

Pursuant to the Loan Agreement, a term loan was funded in the aggregate principal amount of $10.0 million on April 23, 2012, a portion of which was used to repay in full the outstanding debt of approximately $4.7 million. The additional $10.0 million available under the Loan Agreement will be funded if the Company meets the primary endpoints of the ReCharge trial as well as certain financial objectives for 2012 prior to February 15, 2013.

The term loans require interest only payments monthly through March 31, 2013 followed by 30 equal payments of principal in the amount of $333,333 plus accrued interest beginning on April 1, 2013 and ending on September 1, 2015, payable monthly. Amounts borrowed under the Loan Agreement bear interest at a fixed annual rate equal to 8.0%. The final payment fee from the Prior Loan Agreement will be due on September 1, 2015. The Company may voluntarily prepay the term loans in full, but not in part, and any voluntary or mandatory prepayment is subject to applicable prepayment premiums and will also include the final payment fee. The Company is required to comply with certain financial covenants that require the Company to generate certain minimum amounts of revenue from the sale of its Maestro System and to implant certain minimum numbers of Maestro Systems during cumulative quarterly measurement periods beginning with the period ended March 31, 2013 and ending with the period ended June 30, 2015.

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company has granted SVB a security interest in all of the Company’s assets, excluding intellectual property except with respect to all license, royalty fees and other revenues and income arising out of or relating to any of the intellectual property and all proceeds of the intellectual property. The Company also has entered into a negative pledge arrangement with SVB pursuant to which it has agreed not to encumber any of its intellectual property without SVB’s prior written consent. If the Company does not meet the primary endpoints of the ReCharge trial or does not fully disclose the results of the trial to the public prior to February 15, 2013, and/or if the second term loan has been funded and the Company does not raise a minimum amount of new equity by a specified date, the Company will be required to place certain amounts of cash in a restricted account at SVB.

Pursuant to the Loan Agreement, on April 16, 2012 the Company issued SVB a warrant to purchase 106,746 shares of common stock, exercisable for ten years from the date of grant, at an exercise price of $2.34 per share. If the additional term loan is funded, the Company will be required to issue SVB a second warrant to purchase common stock, which will be exercisable for ten years from the date of grant, at an exercise price per share equal to the average closing price of the Company’s common stock for the ten days immediately preceding the funding date. The number of shares issuable pursuant to the warrant will be determined by dividing $250,000 by such price per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

We are a development stage medical device company with approvals to commercially launch our product in Australia, the European Economic Area and other countries that recognize the European CE Mark. We are focused on the design and development of devices that use neuroblocking technology to treat obesity, metabolic diseases and other gastrointestinal disorders. Our proprietary neuroblocking technology, which we refer to as VBLOC therapy, is designed to intermittently block the vagus nerve using high frequency, low energy, electrical impulses. We have a limited operating history and currently, we only have regulatory approval to sell our product in Australia, the European Economic Area and other countries that recognize the European CE Mark and do not have any other source of revenue. Our initial product is the Maestro System, which uses VBLOC therapy to affect metabolic regulatory control, limit the expansion of the stomach, help control hunger sensations between meals, reduce the frequency and intensity of stomach contractions and produce a feeling of early and prolonged fullness. We were formerly known as Beta Medical, Inc. and were incorporated in Minnesota on December 19, 2002. We later reincorporated in Delaware on July 22, 2004. Since inception, we have devoted substantially all of our resources to the development and commercialization of our Maestro System.

Based on our understanding of vagal nerve function and nerve blocking from our preclinical studies and the results of our clinical trials, we believe the Maestro System may offer obese patients a minimally-invasive treatment that has the potential to result in significant and sustained weight loss. We believe that our Maestro System will allow bariatric surgeons to help obese patients who are concerned about the risks and complications associated with currently available restrictive and malabsorptive surgical procedures. In addition, data from our VBLOC-DM2 ENABLE trial outside the United States demonstrate that VBLOC therapy may hold promise in improving obesity-related co-morbidities such as diabetes and hypertension. We are conducting, or plan to conduct, further studies in each of these co-morbidities to assess VBLOC therapy’s potential in addressing multiple indications.

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

If we obtain FDA approval of our Maestro Rechargeable System we intend to market our products in the United States through a direct sales force supported by field technical and marketing managers who provide training, technical and other support services to our customers. Outside the United States we intend to use direct, dealer and distributor sales models as the targeted geography best dictates. To date, we have relied on third-party manufacturers and suppliers for the production of our Maestro System. We currently anticipate that we will continue to rely on third-party manufacturers and suppliers for the production of the Maestro System.

We obtained European CE Mark approval for our Maestro Rechargeable System in March 2011. In January 2012, the final Maestro Rechargeable System components were listed on the Australian Register of Therapeutic Goods (ARTG) by the Therapeutic Goods Administration (TGA). We have been working closely with our Australian distributor, Device Technologies Australia Pty Limited, to bring the Maestro Rechargeable System to the Australian market through a controlled commercial launch and made our first commercial shipment of the Maestro ReChargeable System to Device Technologies Australia Pty Limited resulting in $123,000 of revenue for the three months ended March 31, 2012. We also recently entered into an exclusive, multi-year agreement with Bader Sultan & Brothers Co. W.L.L. for commercialization and distribution of the Maestro ReChargeable System in the Gulf Coast Countries, including Saudi Arabia, Kuwait, Bahrain, Qatar and the United Arab Emirates and plan to begin commercial shipments to Bader Sultan & Brothers Co. W.L.L. during 2012. We continue to explore additional select international markets to commercialize the Maestro Rechargeable System, including Europe. The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for our Maestro System (which is considered an Active Implantable Medical Device (AIMD) in Australia and the European Economic Area, and falls into Class III within the United States), the method involves a combination of self-assessment by the manufacturer of the safety and performance of the device, and a third-party assessment by a Notified Body, usually of the design of the device and of the manufacturer’s quality system. We use DEKRA Certification B.V. (formerly known as KEMA Quality) in the Netherlands as the Notified Body for our CE marking approval process.

We have only recently begun to generate revenue from the sale of products, and we have incurred net losses in each year since our inception. As of March 31, 2012, we had experienced net losses during the development stage of $182.2 million. Although we recently received ARTG listings to sell our Maestro Rechargeable System in Australia and European CE Mark to sell our Maestro Rechargeable System in the European Economic Area and other countries that recognize the European CE Mark, resulting in our first commercial sale during the three months ended March 31, 2012, we expect to incur significant sales and marketing expenses prior to recording sufficient revenue to offset these expenses. We expect our general and administrative expenses to increase as we continue to add the infrastructure necessary to support our initial commercial sales, operate as a public company and develop our intellectual property portfolio. For these reasons, we expect to continue to incur significant and increasing operating losses for the next several years. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments.

Financial Overview

Revenue

We have received the European CE Mark for our Maestro Rechargeable System, which enables the eventual commercialization in the European Economic Area and other countries that recognize the European CE Mark. In January 2012, the final Maestro Rechargeable System components were listed on the ARTG by the Australian TGA and we have been working closely with Device Technologies Australia Pty Limited to bring the Maestro Rechargeable System to the Australian market through a controlled commercial launch and made our first commercial shipment of the Maestro ReChargeable System to Device Technologies Australia Pty Limited resulting in $123,000 of revenue for the three months ended March 31, 2012. We also recently entered into an exclusive, multi-year agreement with Bader Sultan & Brothers Co. W.L.L. for commercialization and distribution of the Maestro ReChargeable System in the Gulf Coast Countries, including Saudi Arabia, Kuwait, Bahrain, Qatar and the United Arab Emirates and plan to begin commercial shipments to Bader Sultan & Brothers Co. W.L.L. during 2012.

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

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development and clinical and regulatory expenses, incurred in the development of our Maestro System. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, supplies, including those related to our various clinical trials, depreciation and travel. We expense research and development costs as they are incurred. From inception through March 31, 2012, we have incurred a total of $119.5 million in research and development expenses. With the completion of enrollment and device implantation in our ReCharge pivotal trial for obesity in late 2011, we expect research and development expenditures to decrease in 2012 as we turn our primary focus to supporting this new clinical trial in addition to the continued follow-up on existing trials, such as VBLOC-DM2 ENABLE and EMPOWER.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, market development and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, and accounting services, cash management fees, consulting fees and travel expenses. From inception through March 31, 2012, we have incurred $51.0 million in selling, general and administrative expenses. We expect selling, general and administrative expenses to increase modestly in 2012 as we continue a controlled commercial launch in Australia, the Gulf Coast Countries of the Middle East and possibly other select international markets.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

Sales. Sales were $123,000 for the three months ended March 31, 2012, compared to no sales for the three months ended March 31, 2011. The $123,000 of sales for the three months ended March 31, 2012 is the result of our first commercial shipment of the Maestro ReChargeable System.

Cost of Goods Sold. Cost of goods sold were $86,000 for the three months ended March 31, 2012, compared to no cost of goods sold for the three months ended March 31, 2011. Gross margin was 30.5% for the three months ended March 31, 2012.

Research and Development Expenses. Research and development expenses were $2.7 million for the three months ended March 31, 2012, compared to $2.8 million for the three months ended March 31, 2011. The decrease of $78,000, or 2.8%, is primarily due to a decrease of $365,000 in device related costs offset by an increase in professional services of $270,000. The decrease in device related costs are the result of the completion of enrollment and device implantation in our ReCharge pivotal trial for obesity in late 2011. The increase in professional service costs is primarily related to the ongoing costs associated with the ReCharge trial.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.8 million for the three months ended March 31, 2012, compared to $2.1 million for the three months ended March 31, 2011. The increase of $745,000, or 36.0%, is primarily due to increases of $369,000 and $348,000 in payroll related costs and professional services expense, including stock based compensation, respectively, which are both a direct result of international commercialization efforts.

Interest Expense. Interest expense was $144,000 for the three months ended March 31, 2012, compared to $232,000 for the three months ended March 31, 2011. The decrease of $88,000, or 38.0%, is the result of a decrease in the gross principal balance outstanding from approximately $5.9 million on March 31, 2011 to approximately $4.8 million on March 31, 2012 and a modification to the loan agreement that reduced our annual interest rate from 11.0% to 6.25% effective March 1, 2011.

Liquidity and Capital Resources

We have incurred losses since our inception in December 2002 and, as of March 31, 2012 we had experienced net losses during the development stage of $182.2 million. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments. Through December 31, 2011, we had received net proceeds of $173.8 million from the sale of common stock and preferred stock, including $39.1 million from our initial public offering in November 2007 and $71.5 million from public, private placement and registered direct offerings from 2009 through 2011. In addition, through December 31, 2011 we had received $35.8 million in debt financing, $746,000 to finance equipment purchases and $35.0 million to finance working capital. On April 20, 2012, we completed the sale of 2,271,705 shares of common stock in a registered direct offering at a purchase price of $2.223 per share. We received gross proceeds of $5.0 million before deducting estimated offering expenses.

As of March 31, 2012, we had $21.7 million in cash, cash equivalents, restricted cash and short-term investments. Of this amount $19.5 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents. We believe that our cash, cash equivalents, restricted cash and short-term investments balance of $21.7 million as of March 31, 2012, and any interest income we earn on these balances together with the initial net proceeds from the $20.0 million growth capital loan of approximately $5.3 million, before expenses, and $5.0 million of gross proceeds from a registered direct offering, both completed in April 2012, will be sufficient to meet our anticipated cash requirements well into 2013, assuming our planned commercialization and we do not receive any other additional funds.

On April 16, 2012 we entered into a new loan agreement with SVB pursuant to which SVB agreed to make term loans to us in an aggregate principal amount of up to $20.0 million. Pursuant to the loan agreement, a term loan was funded in the aggregate principal amount of $10.0 million on April 23, 2012, a portion of which was used to repay in full the outstanding debt of approximately $4.7 million. The new term loan requires interest only payments monthly through March 31, 2013 followed by 30 equal payments of principal in the amount of $333,333 plus accrued interest beginning on April 1, 2013 and ending on September 1, 2015, payable monthly. Amounts borrowed under the new loan agreement bear interest at a fixed annual rate equal to 8.0%. The additional $10.0 million term loan available under the loan agreement will be funded if we meet the primary endpoints of the ReCharge trial as well as certain financial objectives for 2012 prior to February 15, 2013. See Note 7 to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for a more detailed description of the new loan agreement.

Net Cash Used in Operating Activities

Net cash used in operating activities was $7.4 million and $4.8 million for the three months ended March 31, 2012 and 2011, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was partially offset by depreciation and amortization, stock-based compensation and changes in operating assets and liabilities. The increase of $2.6 million is primarily due to a decrease in accrued expenses as payments related to 2011 ReCharge trial activity began to be paid during the three months ended March 31, 2012.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $48,000 for the three months ended March 31, 2012 compared to net cash provided by investing activities of $4.3 million for the three months ended March 31, 2011. Net cash used in investing activities for the three months ended March 31, 2012 is primarily attributable to the purchase of property and equipment. Net cash provided by investing activities for the three months ended March 31, 2011 is primarily attributable to a $6.3 million decrease in the restricted cash balance as a result of the Fourth Amendment to the SVB loan agreement offset by purchases of $2.0 million in short-term investments available for sale.

Net Cash Used in Financing Activities

Net cash used in financing activities was $550,000 for the three months ended March 31, 2012 compared to $413,000 for the three months ended March 31, 2011. Net cash used in financing activities for the three months ended March 31, 2012 and 2011 was primarily due to principal repayments on our long-term debt of $564,000 and $367,000, respectively.

Operating Capital and Capital Expenditure Requirements

We have only recently begun to generate revenue from the sale of products. We obtained European CE Mark approval for our Maestro Rechargeable System in March 2011. In January 2012, the final Maestro Rechargeable System components were listed on the ARTG by the TGA. We have been working closely with our Australian distributor, Device Technologies Australia Pty Limited, to bring the Maestro Rechargeable System to the Australian market through a controlled commercial launch and made our first commercial shipment of the Maestro ReChargeable System to Device Technologies Australia Pty Limited resulting in $123,000 of revenue for the three months ended March 31, 2012. We also recently entered into an exclusive, multi-year agreement with Bader Sultan & Brothers Co. W.L.L. for commercialization and distribution of the Maestro ReChargeable System in the Gulf Coast Countries, including Saudi Arabia, Kuwait, Bahrain, Qatar and the United Arab Emirates and plan to begin commercial shipments to Bader Sultan & Brothers Co. W.L.L. during 2012. We continue to explore additional select international markets to commercialize the Maestro Rechargeable System, including Europe. In the United States, we completed enrollment and device implantation in our ReCharge pivotal trial for obesity in December 2011. The primary endpoints of efficacy and safety will be evaluated at 12 months, or around December 2012. Assuming we achieve favorable results, we plan to use data from that trial to pursue a PMA from the FDA to allow us to commence sales in the United States. If the FDA grants us approval, we anticipate we will be able to commercialize the Maestro Rechargeable System in the United States in 2014. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, prepare for the potential commercial launch of our Maestro Rechargeable System, develop the corporate infrastructure required to sell our products, operate as a publicly-traded company and pursue additional applications for our technology platform.

We believe that our cash, cash equivalents, restricted cash and short-term investments balance of $21.7 million as of March 31, 2012, and any interest income we earn on these balances together with the initial net proceeds from the $20.0 million growth capital loan of approximately $5.3 million, before expenses, and $5.0 million of gross proceeds from a registered direct offering, both completed in April 2012, will be sufficient to meet our anticipated cash requirements well into 2013, assuming our planned commercialization and we do not receive any other additional funds. If our available cash, cash equivalents, restricted cash and investment balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or enter into a credit facility. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2011. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Our significant accounting policies are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (SEC).

Contractual Obligations

During the three months ended March 31, 2012, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2011.

The following table summarizes our contractual obligations as of March 31, 2012, as modified on April 16, 2012, and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$1,009,203	$281,448	$727,755	$—	$—
Long-term debt, including interest	12,476,306	926,454	9,002,222	2,547,630	—

Total contractual cash obligations	$13,485,509	$1,207,902	$9,729,977	$2,547,630	$—

The table above reflects only payment obligations that are fixed and determinable. Our operating lease commitments relate to our corporate headquarters in St. Paul, Minnesota.

On April 16, 2012 we entered into a new loan agreement with SVB pursuant to which SVB agreed to make term loans to us in an aggregate principal amount of up to $20.0 million. Pursuant to the loan agreement, a term loan was funded in the aggregate principal amount of $10.0 million on April 23, 2012, a portion of which was used to repay in full the outstanding debt of approximately $4.7 million. The new term loan requires interest only payments monthly through March 31, 2013 followed by 30 equal payments of principal in the amount of $333,333 plus accrued interest beginning on April 1, 2013 and ending on September 1, 2015, payable monthly. Amounts borrowed under the new loan agreement bear interest at a fixed annual rate equal to 8.0%. The additional $10.0 million term loan available under the loan agreement will be funded if we meet the primary endpoints of the ReCharge trial as well as certain financial objectives for 2012 prior to February 15, 2013. The table above reflects this new loan agreement. See Note 7 to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for a more detailed description of the new loan agreement.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. We adopted this standard during the first quarter of 2012 and present net loss and other comprehensive loss in two separate, but consecutive, statements. The adoption of this standard did not have a material effect on our financial statement disclosures.

There were no other significant changes in recent accounting pronouncements during the three months ended March 31, 2012 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents, restricted cash and short-term investments. As of March 31, 2012, we had $21.7 million in cash, cash equivalents, restricted cash and short-term investments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents and investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the three months ended March 31, 2012 to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

As previously described in our Current Report on Form 8-K filed April 17, 2012, on April 16, 2012 we entered into a new Loan and Security Agreement with Silicon Valley Bank. As required by the new agreement, on April 16, 2012 we issued a warrant to Silicon Valley Bank to purchase 106,746 shares of our common stock with an exercise price of $2.34 per share and a ten year life. See Note 7 to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for more detail about the loan agreement. The sale and issuance of this warrant was deemed to be exempt from registration under the Securities Act of 1933 (the Securities Act) by virtue of Section 4(2) of the Securities Act, as a transaction by an issuer not involving any public offering.

Uses of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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
Greg S. Lea
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 10, 2012

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed on November 9, 2007 (File No. 333-143265)).

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 1-33818)).

3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 13, 2010 (File No. 1-33818)).

3.4	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

4.1	Amended and Restated Investors’ Rights Agreement, dated as of July 6, 2006, by and between the Company and the parties named therein. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.1*#	Distribution Agreement, dated as of February 21, 2012, by and between Bader Sultan & Brothers Co. W.L.L. and the Company.

10.2	Securities Purchase Agreement, dated as of April 16, 2012, between the Company and the purchasers identified on Schedule A thereto. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2012 (File No. 1-33818)).

10.3*#	Loan and Security Agreement, dated April 16, 2012, between the Company and Silicon Valley Bank.

10.4*	Form of Warrant to purchase stock under Loan and Security Agreement, dated April 16, 2012, between the Company and Silicon Valley Bank.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.