Form 10-Q/A
period 2012-03-31
EnteroMedics Inc
filed 2012-08-03
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to the Quarterly Report on Form 10-Q of EnteroMedics Inc. (the “Company”) for the quarterly period ended March 31, 2012, initially filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2012 (the “Original Filing”), is being filed to refile the Loan and Security Agreement, dated April 16, 2012, between the Company and Silicon Valley Bank (the “Loan Agreement”) with revised redactions in response to comments received from the SEC with respect to the Company’s request for confidential treatment of certain information contained in the Loan Agreement.

In addition, pursuant to the rules of the SEC, the exhibit list incorporated by reference into Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer as well as the Loan Agreement are attached as exhibits to this Form 10-Q/A.

Except for the foregoing amended information, this Form 10-Q/A does not amend or update any other information contained in the Original Filing.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

The list of exhibits on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTEROMEDICS INC.

BY:	/S/ MARK B. KNUDSON, PH.D.
Mark B. Knudson, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

BY:	/S/ GREG S. LEA
Greg S. Lea
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 3, 2012

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed on November 9, 2007 (File No. 333-143265)).

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 1-33818)).

3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 13, 2010 (File No. 1-33818)).

3.4	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

4.1	Amended and Restated Investors’ Rights Agreement, dated as of July 6, 2006, by and between the Company and the parties named therein. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.1*#	Distribution Agreement, dated as of February 21, 2012, by and between Bader Sultan & Brothers Co. W.L.L. and the Company.

10.2	Securities Purchase Agreement, dated as of April 16, 2012, between the Company and the purchasers identified on Schedule A thereto. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2012 (File No. 1-33818)).

10.3**#	Loan and Security Agreement, dated April 16, 2012, between the Company and Silicon Valley Bank.

10.4*	Form of Warrant to purchase stock under Loan and Security Agreement, dated April 16, 2012, between the Company and Silicon Valley Bank.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash flows and (v) the Notes to Condensed Consolidated Financial Statements.

**	Filed herewith.
*	Exhibit was previously filed with the original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.
#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.