Form 10-Q
period 2012-09-30
EnteroMedics Inc
filed 2012-11-08
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, 41,701,594 shares of the registrant’s Common Stock were outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and for the period from December 19, 2002 (inception) through September 30, 2012	4

	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011 and for the period from December 19, 2002 (inception) through September 30, 2012	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and for the period from December 19, 2002 (inception) through September 30, 2012	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

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

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$27,214,739	$28,487,688
Restricted cash	200,000	200,000
Short-term investments available for sale	—	1,005,411
Accounts receivable	52,649	—
Inventory	1,611,339	1,068,623
Prepaid expenses and other current assets	558,419	804,799

Total current assets	29,637,146	31,566,521
Property and equipment, net	629,811	630,354
Other assets	456,494	288,980

Total assets	$30,723,451	$32,485,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$2,000,000	$2,307,162
Accounts payable	292,690	434,436
Accrued expenses	3,470,524	6,373,370
Accrued interest payable	515,051	448,821

Total current liabilities	6,278,265	9,563,789
Notes payable, less current portion (net discounts of $366,598 and $216,711 at September 30, 2012 and December 31, 2011, respectively)	7,633,402	2,881,161

Total liabilities	13,911,667	12,444,950

Commitments and contingencies (note 3)
Stockholders’ equity:
Common stock, $0.01 par value; 125,000,000 shares authorized; 41,560,615 and 36,752,746 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	415,606	367,527
Additional paid-in capital	209,541,873	196,384,995
Accumulated other comprehensive income	—	692
Deficit accumulated during development stage	(193,145,695)	(176,712,309)

Total stockholders’ equity	16,811,784	20,040,905

Total liabilities and stockholders’ equity	$30,723,451	$32,485,855

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from December 19, 2002 (inception) to September 30,
	2012	2011	2012	2011	2012
Sales	$—	$—	$311,493	$—	$311,493
Cost of goods sold	—	—	231,520	—	231,520

Gross profit	—	—	79,973	—	79,973

Operating expenses:
Research and development	2,580,653	4,778,967	7,521,177	10,882,384	124,302,751
Selling, general and administrative	2,991,817	2,354,501	8,347,481	6,488,749	56,516,451

Total operating expenses	5,572,470	7,133,468	15,868,658	17,371,133	180,819,202

Operating loss	(5,572,470)	(7,133,468)	(15,788,685)	(17,371,133)	(180,739,229)

Other income (expense):
Interest income	3,193	2,303	7,353	10,634	4,043,616
Interest expense	(263,713)	(167,794)	(636,607)	(563,656)	(12,199,377)
Change in value of warrant liability	—	—	—	—	(3,840,622)
Other, net	(13,850)	847	(15,447)	(17,080)	(279,115)

Net loss	$(5,846,840)	$(7,298,112)	$(16,433,386)	$(17,941,235)	$(193,014,727)

Net loss per share—basic and diluted	$(0.14)	$(0.26)	$(0.42)	$(0.64)

Shares used to compute basic and diluted net loss per share	40,984,216	28,209,522	38,810,762	27,999,412

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from December 19, 2002 (inception) to September 30,
	2012	2011	2012	2011	2012
Net loss	$(5,846,840)	$(7,298,112)	$(16,433,386)	$(17,941,235)	$(193,014,727)
Change in unrealized gain (loss) on available for sale investments	(116)	(174)	(692)	(174)	—

Comprehensive loss	$(5,846,956)	$(7,298,286)	$(16,434,078)	$(17,941,409)	$(193,014,727)

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,		Period from December 19, 2002 (inception) to September 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(16,433,386)	$(17,941,235)	$(193,014,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	177,587	223,590	2,437,625
Loss on sale of equipment	4,241	1,269	78,368
Stock-based compensation	2,739,319	2,092,058	17,202,485
Amortization of commitment fees, debt issuance costs and original issue discount	152,932	180,672	4,039,555
Amortization of short-term investment premium or discount	4,719	1,408	(300,071)
Change in value of warrant liability	—	—	3,840,622
Change in operating assets and liabilities:
Accounts receivable	(52,649)	—	(52,649)
Inventory	(542,716)	—	(1,611,339)
Prepaid expenses and other current assets	246,380	(279,825)	(558,419)
Other assets	(182,984)	50,824	(420,317)
Accounts payable	(271,228)	323,609	29,912
Accrued expenses	(2,902,846)	801,664	3,470,524
Accrued interest payable	66,230	23,438	680,873

Net cash used in operating activities	(16,994,401)	(14,522,528)	(164,177,558)

Cash flows from investing activities:
Decrease (increase) in restricted cash	—	6,327,031	(200,000)
Purchases of short-term investments available for sale	—	(5,007,980)	(19,890,213)
Maturities of short-term investments available for sale	1,000,000	2,000,000	19,854,414
Purchases of short-term investments held to maturity	—	—	(22,414,130)
Maturities of short-term investments held to maturity	—	—	22,750,000
Purchases of property and equipment	(51,803)	(239,044)	(2,883,025)

Net cash provided by (used in) investing activities	948,197	3,080,007	(2,782,954)

Cash flows from financing activities:
Proceeds from stock options exercised	—	2,164	203,018
Proceeds from warrants exercised	5,546,160	119,912	5,863,501
Proceeds from sale of common stock and warrants for purchase of common stock	5,050,000	14,520,000	119,404,439
Common stock financing costs	(367,871)	(1,234,300)	(9,846,301)
Payment to shareholders for fractional shares upon reverse stock split	—	—	(355)
Proceeds from sale of Series A, B and C convertible preferred stock	—	—	63,766,564
Series A, B and C convertible preferred stock financing costs	—	—	(1,658,662)
Proceeds from notes payable and convertible notes payable	5,347,807	—	47,993,774
Repayments on notes payable	(752,841)	(367,188)	(31,178,928)
Debt issuance costs	(50,000)	—	(371,799)

Net cash provided by financing activities	14,773,255	13,040,588	194,175,251

Net (decrease) increase in cash and cash equivalents	(1,272,949)	1,598,067	27,214,739
Cash and cash equivalents:
Beginning of period	28,487,688	30,840,560	—

End of period	$27,214,739	$32,438,627	$27,214,739

Supplemental disclosure:
Interest paid	$417,445	$359,505	$7,470,345
Noncash investing and financing activities:
Cancellation of Alpha Medical, Inc. Series A convertible preferred stock and common stock	$—	$—	$(661,674)
Issuance of Beta Medical, Inc. Series A convertible preferred stock in exchange for Alpha Medical, Inc. Series A convertible preferred stock and common stock	—	—	661,674
Value of warrants issued with debt and for debt commitment	237,349	—	4,070,532
Value of warrants issued with sale of common and preferred stock offerings	—	—	1,684,832
Cashless exercise of warrants	—	—	5,244,778
Conversion of notes and interest payable to Series B and C convertible preferred shares	—	—	6,980,668
Options issued for deferred compensation	—	—	10,898
Common stock issued to Mayo Foundation and for deferred compensation	—	—	1,770,904
Reclassification of warrant liability	—	—	2,932,766
Conversion of convertible preferred stock to common stock	—	—	51,132

See accompanying notes to condensed consolidated financial statements.

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Summary of Significant Accounting Policies

Description of Business

EnteroMedics Inc. (formerly Beta Medical, Inc.) (the Company) is developing medical devices using neuroblocking technology to treat obesity, metabolic diseases and other gastrointestinal disorders. The Company was incorporated in the state of Minnesota on December 19, 2002 and was reincorporated in Delaware on July 22, 2004. The Company is in the development stage and since inception has devoted substantially all of its resources to recruiting personnel, developing its product technology, obtaining patents to protect its intellectual property and raising capital, and only recently has derived revenues from its primary business activity. The Company is headquartered in St. Paul, Minnesota. In January 2006, the Company established EnteroMedics Europe Sárl, a wholly-owned subsidiary located in Switzerland.

Since inception, the Company has incurred losses through September 30, 2012 totaling approximately $193.0 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. The Company may need to obtain additional financing and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize.

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair value of the Company’s long-term debt is approximately $9.9 million as of September 30, 2012 based on the present value of estimated future cash flows using a discount rate commensurate with borrowing rates available to the Company. If measured at fair value in the condensed consolidated financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

The Company did not hold any short-term investments as of September 30, 2012.

Restricted Cash

The Company had $200,000 in a cash collateral money market account as of September 30, 2012 and December 31, 2011. Pursuant to the Lease Agreement the Company entered into with Roseville Properties Management Company in July 2008, the Company was required to deliver to Roseville Properties an irrevocable, unconditional, standby letter of credit in the amount of $200,000 on the second anniversary of the commencement of lease payments. The standby letter of credit is to be maintained through October 1, 2013. The irrevocable standby letter of credit was issued by Silicon Valley Bank, who required the Company to set up a restricted cash collateral money market account to fully secure the standby letter of credit.

Inventory

The Company accounts for inventory at the lower of cost or market and records any long-term inventory as other assets in the condensed consolidated balance sheets.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. The difference from reported net loss for the three and nine months ended September 30, 2012 and 2011 related entirely to changes in unrealized gains (losses) on available for sale investments.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(5,846,840)	$(7,298,112)	$(16,433,386)	$(17,941,235)

Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	40,984,216	28,209,522	38,810,762	27,999,412
Weighted-average unvested common shares subject to repurchase	—	—	—	—

Denominator for net loss per common share—basic and diluted	40,984,216	28,209,522	38,810,762	27,999,412

Net loss per share—basic and diluted	$(0.14)	$(0.26)	$(0.42)	$(0.64)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30,
	2012	2011
Stock options outstanding	7,879,730	2,799,908
Warrants to purchase common stock	21,493,883	23,927,766

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

There have been no other significant changes in recent accounting pronouncements during the nine months ended September 30, 2012 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(2) Inventory

From inception until December 2011, inventory related purchases had been used for research and development related activities and had accordingly been expensed as incurred. In December 2011, the Company began receiving Australian

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Register of Therapeutic Goods (ARTG) listings for components of the Maestro Rechargeable System from the Australian Therapeutic Goods Administration (TGA), with the final components being listed on the ARTG in January 2012. As a result, the Company determined certain assets were recoverable as inventory beginning in December 2011. The Company accounts for inventory at the lower of cost or market and records any long-term inventory as other assets in the condensed consolidated balance sheets. There was approximately $373,000 and $228,000 of long-term inventory as of September 30, 2012 and December 31, 2011, respectively.

Current inventory consists of the following as of:

	September 30, 2012	December 31, 2011
Raw materials	$361,539	$376,580
Work-in-process	1,221,434	692,043
Finished goods	28,366	—

Inventory	$1,611,339	$1,068,623

(3) Commitments and Contingencies

The Company rents its office, warehouse and laboratory facilities under an operating lease, which expires on September 30, 2015. At September 30, 2012, future minimum payments under the lease are as follows:

Years ending December 31:
Remaining three months in 2012	$71,058
2013	285,656
2014	291,369
2015	221,789

$869,872

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

On March 3, 2011, the Company entered into a Fourth Amendment (the Fourth Amendment) to the Prior Loan Agreement with SVB. The Fourth Amendment modified the repayment terms of the term loan such that beginning April 1, 2011 through September 30, 2011, the Company was required to make interest only monthly payments on the term loan. Then, beginning on October 1, 2011, the remaining balance due on the term loan started to amortize over 30 equal payments of principal and interest, payable monthly. In addition, the Fourth Amendment amended the interest rate due effective March 1, 2011 on the remaining principal amount of the term loan from 11.0% to a fixed annual rate of 6.25%, payable monthly. The Fourth Amendment reinstated the liquidity financial covenant and eliminated SVB’s springing lien on the Company’s intellectual property, the New Capital Transactions requirement and the requirement of the Third Amendment to maintain a blocked cash collateral account with funds equal to the principal balance outstanding.

On April 16, 2012, the Company entered into a new Loan and Security Agreement (the Loan Agreement) with SVB, pursuant to which SVB agreed to make term loans to the Company in an aggregate principal amount of up to $20.0 million ($10.0 million of which has not and may not be funded unless the Company meets the primary endpoints of the ReCharge trial as well as certain financial objectives for 2012 prior to February 15, 2013), on the terms and conditions set forth in the Loan Agreement. The Loan Agreement amends and restates the Prior Loan Agreement, as amended.

Pursuant to the Loan Agreement, a term loan was funded in the aggregate principal amount of $10.0 million on April 23, 2012, a portion of which was used to repay in full the outstanding debt of approximately $4.7 million. The term loan requires interest only payments monthly through March 31, 2013 followed by 30 equal payments of principal in the amount of $333,333 plus accrued interest beginning on April 1, 2013 and ending on September 1, 2015, payable monthly. Amounts borrowed under the Loan Agreement bear interest at a fixed annual rate equal to 8.0%. The final payment fee from the Prior Loan Agreement will be due on September 1, 2015. The Company may voluntarily prepay the term loan in full, but not in part, and any voluntary or mandatory prepayment is subject to applicable prepayment premiums and will also include the final payment fee. The Company is required to comply with certain financial covenants that require the Company to generate certain minimum amounts of revenue from the sale of its Maestro System and to implant certain minimum numbers of Maestro Systems during cumulative quarterly measurement periods beginning with the period ended March 31, 2013 and ending with the period ended June 30, 2015. If the Company fails to meet the financial covenants, the term loan will be in default.

The Company has granted SVB a security interest in all of the Company’s assets, excluding intellectual property except with respect to all license, royalty fees and other revenues and income arising out of or relating to any of the intellectual property and all proceeds of the intellectual property. The Company also has entered into a negative pledge arrangement with SVB pursuant to which it has agreed not to encumber any of its intellectual property without SVB’s prior written consent. If the Company does not meet the primary endpoints of the ReCharge trial or does not fully disclose the results of the trial to the public prior to February 15, 2013, it will be required to place the lesser of $7.5 million or the outstanding principal balance in a restricted account at SVB.

Pursuant to the Loan Agreement, on April 16, 2012, the Company issued SVB a warrant to purchase 106,746 shares of common stock, exercisable for ten years from the date of grant, at an exercise price of $2.34 per share.

Scheduled debt principal payments are as follows as of September 30, 2012:

Years Ending December 31:
Remaining three months in 2012	$—
2013	3,000,000
2014	4,000,000
2015	3,000,000

10,000,000
Less: Original issue discount	(366,598)

Notes payable, net	$9,633,402

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

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Company’s Amended and Restated 2003 Stock Incentive Plan for the three and nine months ended September 30, 2012 and 2011 was allocated to operating expenses and employees and nonemployees as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Research and development	$319,964	$208,942	$606,994	$680,431
Selling, general and administrative	1,008,747	488,821	2,132,325	1,411,627

Total	$1,328,711	$697,763	$2,739,319	$2,092,058

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Employees	$1,326,311	$682,733	$2,687,253	$2,060,581
Nonemployees	2,400	15,030	52,066	31,477

Total	$1,328,711	$697,763	$2,739,319	$2,092,058

As of September 30, 2012 there was approximately $17.5 million of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted-average period of 3.45 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three and nine months ended September 30, 2012 and 2011:

	Employees		Employees
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Risk-free interest rates	0.90%-0.97%	1.20%-2.16%	0.90%-1.09%	1.20%-2.68%
Expected life	6.25 years	6.25 years	6.00-6.25 years	5.42-6.25 years
Expected dividends	0%	0%	0%	0%
Expected volatility	137.58%-138.38%	116.75%-119.35%	123.18%-141.05%	116.75%-124.40%

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Nonemployees		Nonemployees
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Risk-free interest rates	0.33%	0.66%-1.91%	0.24%-2.05%	0.66%-3.45%
Expected life	2.76 years	3.75-9.95 years	2.00-9.25 years	3.75-9.95 years
Expected dividends	0%	0%	0%	0%
Expected volatility	80.13%	116.40%-120.50%	80.13%-139.80%	116.40%-123.80%

Option activity under the Company’s Amended and Restated 2003 Stock Incentive Plan for the nine months ended September 30, 2012 was as follows:

	Shares Available For Grant	Outstanding Options
		Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2011	763,829	3,470,908	$3.17
Shares reserved	8,000,000	—	—
Options granted	(4,462,873)	4,462,873	3.35
Options exercised	—	—	—
Options cancelled	54,051	(54,051)	2.28

Balance, September 30, 2012	4,355,007	7,879,730	3.28

(6) Stock Sales

On April 16, 2012, the Company entered into a securities purchase agreement with a current investor for the sale of 2,271,705 shares of its common stock in a registered direct offering, at a purchase price of $2.223 per share. On April 20, 2012, the offering closed and the Company received gross proceeds of $5.0 million before deducting estimated offering expenses.

(7) Subsequent Events

On October 4, 2012, the Company entered into a Common Stock Purchase Agreement (the Purchase Agreement) with Terrapin Opportunity, L.P. (Terrapin) pursuant to which the Company may sell up to the lesser of $45.0 million of its common stock or 8,312,122 shares of its common stock over an approximately 24-month period pursuant to the terms of the Purchase Agreement. The Company is not obligated to utilize any portion of the facility and generally remains free to enter into and consummate other equity and debt financing transactions.

The Company will determine, at its sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. When and if the Company elects to utilize the facility by delivery of a draw down notice to Terrapin, the Company will issue shares to Terrapin at a discount ranging from 4.00% to 6.80% to the volume weighted average price of the Company’s common stock over a preceding period of trading days (a Draw Down Period). The Purchase Agreement also provides that from time to time, at the Company’s sole discretion, it may grant Terrapin an option to purchase additional shares of the Company’s common stock during each Draw Down Period for an amount of shares specified by the Company based on the trading price of its common stock. Upon Terrapin’s exercise of such an option, the Company will sell to Terrapin the shares subject to the option at a price equal to the greater of (i) the daily volume weighted average price of the Company’s common stock on the day Terrapin notifies the Company of its election to exercise its option or (ii) the threshold price for the option determined by the Company, in each case less a discount ranging from 4.00% to 6.80%.

Terrapin is not required to purchase any shares at a pre-discounted purchase price below $1.25 per share, or any shares that would cause it to hold over 9.9% of the Company’s common stock. Any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the U.S. Securities and Exchange Commission on August 29, 2012. Subject to earlier termination under certain conditions, the Purchase Agreement will terminate on November 1, 2014.

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

We obtained European CE Mark approval for our Maestro Rechargeable System in March 2011. In January 2012, the final Maestro Rechargeable System components were listed on the Australian Register of Therapeutic Goods (ARTG) by the Therapeutic Goods Administration (TGA). We have been working closely with our Australian distributor, Device Technologies Australia Pty Limited, to bring the Maestro Rechargeable System to the Australian market through a controlled commercial launch and made our first commercial shipment of the Maestro ReChargeable System to Device Technologies Australia Pty Limited in March 2012. We also entered into an exclusive, multi-year agreement with Bader Sultan & Brothers Co. W.L.L. for commercialization and distribution of the Maestro ReChargeable System in the Gulf Coast Countries, including Saudi Arabia, Kuwait, Bahrain, Qatar and the United Arab Emirates and made our first commercial shipments to Bader Sultan & Brothers Co. W.L.L. during the second quarter of 2012. We continue to explore additional select international markets to commercialize the Maestro Rechargeable System, including Europe. The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for our Maestro System (which is considered an Active Implantable Medical Device (AIMD) in Australia and the European Economic Area, and falls into Class III within the United States), the method involves a combination of self-assessment by the manufacturer of the safety and performance of the device, and a third-party assessment by a Notified Body, usually of the design of the device and of the manufacturer’s quality system. We use DEKRA Certification B.V. (formerly known as KEMA Quality) in the Netherlands as the Notified Body for our CE marking approval process.

We have only recently begun to generate revenue from the sale of products, and we have incurred net losses in each year since our inception. As of September 30, 2012, we had experienced net losses during the development stage of $193.0 million. Although we recently received ARTG listings to sell our Maestro Rechargeable System in Australia and European CE Mark to sell our Maestro Rechargeable System in the European Economic Area and other countries that recognize the European CE Mark, resulting in our first commercial sales in 2012, we expect to incur significant sales and marketing expenses prior to recording sufficient revenue to offset these expenses. We expect our general and administrative expenses to increase as we continue to add the infrastructure necessary to support our initial commercial sales, operate as a public company and develop our intellectual property portfolio. For these reasons, we expect to continue to incur significant and increasing operating losses for the next several years. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments.

Financial Overview

Revenue

We have received the European CE Mark for our Maestro Rechargeable System, which enables commercialization in the European Economic Area and other countries that recognize the European CE Mark. In January 2012, the final Maestro Rechargeable System components were listed on the ARTG by the Australian TGA and we have been working closely with Device Technologies Australia Pty Limited to bring the Maestro Rechargeable System to the Australian market through a controlled commercial launch and made our first commercial shipment of the Maestro ReChargeable System to Device Technologies Australia Pty Limited in March 2012. We also entered into an exclusive, multi-year agreement with Bader Sultan & Brothers Co. W.L.L. for commercialization and distribution of the Maestro ReChargeable System in the Gulf Coast Countries, including Saudi Arabia, Kuwait, Bahrain, Qatar and the United Arab Emirates and made our first commercial shipments to Bader Sultan & Brothers Co. W.L.L. during the second quarter of 2012. For the nine months ended September 30, 2012, we recognized $311,000 in revenue.

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

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development and clinical and regulatory expenses, incurred in the development of our Maestro System. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, supplies, including those related to our various clinical trials, depreciation and travel. We expense research and development costs as they are incurred. From inception through September 30, 2012, we have incurred a total of $124.3 million in research and development expenses. With the completion of enrollment and device implantation in our ReCharge pivotal trial for obesity in late 2011, we expect research and development expenditures to decrease in 2012 as we turn our primary focus to supporting this new clinical trial in addition to the continued follow-up on existing trials, such as VBLOC-DM2 ENABLE and EMPOWER.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, market development and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, and accounting services, cash management fees, consulting fees and travel expenses. From inception through September 30, 2012, we have incurred $56.5 million in selling, general and administrative expenses. We expect selling, general and administrative expenses to increase modestly in 2012 as we continue a controlled commercial launch in Australia, the Gulf Coast Countries of the Middle East and possibly other select international markets.

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

Sales and Cost of Goods Sold. There were no sales for the three months ended September 30, 2012 and 2011. We began a controlled commercial launch of the Maestro ReChargeable System in Australia and the Gulf Coast Countries of the Middle East with our first commercial shipments occurring in the first quarter of 2012. Our distributors had enough inventory from prior quarters to continue to provide adequate supply during the third quarter to support the early stages of this controlled launch process.

Research and Development Expenses. Research and development expenses were $2.6 million for the three months ended September 30, 2012, compared to $4.8 million for the three months ended September 30, 2011. The decrease of $2.2 million, or 46.0%, is primarily due to decreases of $1.5 million and $590,000 in professional services and device costs, respectively. Both are the result of our ReCharge pivotal trial for obesity which began to ramp up in early 2011 with the first enrollments and device implantations occurring late in the first quarter of 2011. Ongoing costs in 2012 are for follow-up visits, which are significantly less than the implantation costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.0 million for the three months ended September 30, 2012, compared to $2.4 million for the three months ended September 30, 2011. The increase of $637,000, or 27.1%, is primarily due to an increase of $745,000 in compensation and benefits, including $533,000 in stock based compensation, partially offset by a decrease of $74,000 in travel expense. The increase in compensation and benefits, including stock based compensation, is the result of increased staff to support international commercialization efforts as well as a stock option grant made to management on July 10, 2012.

Interest Expense. Interest expense was $264,000 for the three months ended September 30, 2012, compared to $168,000 for the three months ended September 30, 2011. The increase of $96,000, or 57.2%, was the result of an increase in the gross principal balance outstanding from approximately $6.0 million on September 30, 2011 to $10.0 million on September 30, 2012 which was the result of the April 2012 modification to the loan agreement that also increased our annual interest rate from 6.25% to 8.00% effective April 23, 2012 with interest only payments through March 31, 2013.

Comparison of the Nine months Ended September 30, 2012 and 2011

Sales. Sales were $311,000 for the nine months ended September 30, 2012, compared to no sales for the nine months ended September 30, 2011. The $311,000 of sales for the nine months ended September 30, 2012 are the result of beginning a controlled commercial launch of the Maestro ReChargeable System in Australia and the Gulf Coast Countries of the Middle East with our first commercial shipments occurring in the first quarter of 2012.

Cost of Goods Sold. Cost of goods sold were $232,000 for the nine months ended September 30, 2012, compared to no cost of goods sold for the nine months ended September 30, 2011. Gross margin was 25.7% for the nine months ended September 30, 2012.

Research and Development Expenses. Research and development expenses were $7.5 million for the nine months ended September 30, 2012, compared to $10.9 million for the nine months ended September 30, 2011. The decrease of $3.4 million, or 30.9%, is primarily due to decreases of $1.6 million and $1.6 million in device costs and professional services, respectively. The decreases in device costs and professional services are primarily the result of the completion of enrollments and device implantation in our ReCharge pivotal trial for obesity in late 2011. Ongoing costs in 2012 are for follow-up visits, which are significantly less than the implantation costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.3 million for the nine months ended September 30, 2012, compared to $6.5 million for the nine months ended September 30, 2011. The increase of $1.9 million, or 28.6%, is primarily due to an increase of $1.4 million in compensation and benefits, including $700,000 in stock based compensation, and an increase of $449,000 in professional services. The increase in compensation and benefits, including stock based compensation, is the result of increased staff to support international commercialization efforts as well as a stock option grant made to management on July 10, 2012. The increase in professional services is also the result of international commercialization efforts.

Interest Expense. Interest expense was $637,000 for the nine months ended September 30, 2012, compared to $564,000 for the nine months ended September 30, 2011, an increase of $73,000, or 12.9%. Loan modifications occurred in March 2011 and April 2012. The March 2011 loan modification reduced the interest rate from 11.00% to 6.25% with interest only payments through September 30, 2011. The principal balance was approximately $6.0 million at the time of the modification. The April 2012 loan modification increased the interest rate from 6.25% to 8.00% effective April 23, 2012 with interest only payments through March 31, 2013. The April 2012 loan modification resulted in the principal balance increasing from $4.7 million to $10.0 million.

Liquidity and Capital Resources

We have incurred losses since our inception in December 2002 and, as of September 30, 2012, we had experienced net losses during the development stage of $193.0 million. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments. Through December 31, 2011, we had received net proceeds of $173.8 million from the sale of common stock and preferred stock, including $39.1 million from our initial public offering in November 2007 and $71.5 million from public, private placement and registered direct offerings from 2009 through 2011. In addition, through December 31, 2011 we had received $35.8 million in debt financing, $746,000 to finance equipment purchases and $35.0 million to finance working capital. On April 20, 2012, we completed the sale of 2,271,705 shares of common stock in a registered direct offering at a purchase price of $2.223 per share. We received gross proceeds of $5.0 million before deducting estimated offering expenses. We have also received approximately $5.5 million from the exercise of common stock warrants during the nine months ended September 30, 2012.

As of September 30, 2012, we had $27.4 million in cash, cash equivalents and restricted cash. Of this amount $22.9 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents. We believe that our cash, cash equivalents and restricted cash balance of approximately $27.4 million as of September 30, 2012, and any interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements (including scheduled or potentially accelerated debt obligations) well into 2013, assuming our planned commercialization and we do not receive any other additional funds.

On April 16, 2012, we entered into a new loan agreement with SVB pursuant to which SVB agreed to make term loans to us in an aggregate principal amount of up to $20.0 million ($10.0 million of which has not and may not be funded unless we meet the primary endpoints of the ReCharge trial as well as certain financial objectives for 2012 prior to February 15, 2013). Pursuant to the loan agreement, a term loan was funded in the aggregate principal amount of $10.0 million on April 23, 2012, a portion of which was used to repay in full the outstanding debt of approximately $4.7 million. The new term loan requires interest only payments monthly through March 31, 2013 followed by 30 equal payments of principal in the amount of $333,333 plus accrued interest beginning on April 1, 2013 and ending on September 1, 2015, payable monthly. Amounts borrowed under the new loan agreement bear interest at a fixed annual rate equal to 8.0%. See Note 4 to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for a more detailed description of the new loan agreement.

On October 4, 2012, we entered into a Common Stock Purchase Agreement (the Purchase Agreement) with Terrapin Opportunity, L.P. (Terrapin) under which we may sell up to the lesser of $45.0 million of common stock or 8,312,122 shares of our common stock over an approximately 24-month period pursuant to the terms of the Purchase Agreement. We are not obligated to utilize any portion of the facility and we generally remain free to enter into and consummate other equity and debt financing transactions. We will determine, at our sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. When and if we elect to use the facility, we will issue shares to Terrapin at a discount ranging from 4.00% to 6.80% to the volume weighted average price of our common stock over a preceding period of trading days. Terrapin is not required to purchase any shares at a pre-discounted purchase price below $1.25 per share, or any shares that would cause it to hold over 9.9% of our common stock. Any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the U.S Securities and Exchange Commission (SEC) on August 29, 2012. Subject to earlier termination under certain conditions, the Purchase Agreement will terminate on November 1, 2014.

Net Cash Used in Operating Activities

Net cash used in operating activities was $17.0 million and $14.5 million for the nine months ended September 30, 2012 and 2011, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was partially offset by depreciation and amortization, stock-based compensation and changes in operating assets and liabilities. The increase of $2.5 million is primarily due to a decrease in accrued expenses as payments related to 2011 ReCharge trial activity began to be paid during the nine months ended September 30, 2012.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $948,000 and $3.1 million for the nine months ended September 30, 2012 and 2011, respectively. Net cash provided by investing activities for the nine months ended September 30, 2012 was primarily attributable to $1.0 million in maturities of short-term investments available for sale. Net cash provided by investing activities for the nine months ended September 30, 2011 was primarily attributable to a $6.3 million decrease in the restricted cash balance as a result of the Fourth Amendment to the SVB loan agreement and $2.0 million in maturities of short-term investments available for sale offset by $5.0 million in purchases of short-term investments available for sale and $239,000 of property and equipment purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $14.7 million and $13.0 million for the nine months ended September 30, 2012 and 2011, respectively. Net cash provided by financing activities for the nine months ended September 30, 2012 was primarily the result of $5.3 million in net proceeds from the initial term loan funded pursuant to the new loan agreement entered into on April 16, 2012 with SVB, net proceeds of $4.7 million from the April 16, 2012 registered direct offering and $5.5 million from the exercise of common stock warrants. These increases were partially offset by principal repayments of $753,000 on our note payable. Net cash provided by financing activities for the nine months ended September 30, 2011 was primarily attributable to the completion of a public offering that resulted in gross proceeds of $14.5 million for the issuance of common stock and common stock warrants, offset by $1.2 million in financing costs incurred through September 30, 2011, partially offset by repayments on our note payable of $367,000.

Operating Capital and Capital Expenditure Requirements

We have only recently begun to generate revenue from the sale of products. We obtained European CE Mark approval for our Maestro Rechargeable System in March 2011. In January 2012, the final Maestro Rechargeable System components were listed on the ARTG by the TGA. We have been working closely with our Australian distributor, Device Technologies Australia Pty Limited, to bring the Maestro Rechargeable System to the Australian market through a controlled commercial launch and made our first commercial shipment of the Maestro ReChargeable System to Device Technologies Australia Pty Limited in March 2012. We also entered into an exclusive, multi-year agreement with Bader Sultan & Brothers Co. W.L.L. for commercialization and distribution of the Maestro ReChargeable System in the Gulf Coast Countries, including Saudi Arabia, Kuwait, Bahrain, Qatar and the United Arab Emirates and began commercial shipments to Bader Sultan & Brothers Co. W.L.L. during the second quarter of 2012. We continue to explore additional select international markets to commercialize the Maestro Rechargeable System, including Europe. In the United States, we completed enrollment and device implantation in our ReCharge pivotal trial for obesity in December 2011. The primary endpoints of efficacy and safety will be evaluated at 12 months, or around December 2012. Assuming we achieve favorable results, we plan to use data from that trial to pursue a PMA from the FDA to allow us to commence sales in the United States. If the FDA grants us approval, we anticipate we will be able to commercialize the Maestro Rechargeable System in the United States in 2014. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, prepare for the potential commercial launch of our Maestro Rechargeable System, develop the corporate infrastructure required to sell our products, operate as a publicly-traded company and pursue additional applications for our technology platform.

We believe that our cash, cash equivalents and restricted cash balance of approximately $27.4 million as of September 30, 2012, and any interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements (including scheduled or potentially accelerated debt obligations) well into 2013, assuming our planned commercialization and we do not receive any other additional funds. If our available cash, cash equivalents and restricted cash balances are insufficient to satisfy our liquidity requirements, we may seek additional funding through our existing issuer managed equity financing facility with Terrapin, sell additional equity or debt securities or enter into a credit facility. Obtaining funds through our existing issuer managed equity financing facility or through the sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business.

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

Our significant accounting policies are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

Contractual Obligations

During the nine months ended September 30, 2012, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2011.

The following table summarizes our contractual obligations as of September 30, 2012 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$869,872	$284,235	$585,637	$—	$—
Long-term debt, including interest	11,952,074	2,776,963	9,175,111	—	—

Total contractual cash obligations	$12,821,946	$3,061,198	$9,760,748	$—	$—

The table above reflects only payment obligations that are fixed and determinable. Our operating lease commitments relate to our corporate headquarters in St. Paul, Minnesota.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements.

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

There were no other significant changes in recent accounting pronouncements during the nine months ended September 30, 2012 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and restricted cash. As of September 30, 2012, we had approximately $27.4 million in cash, cash equivalents and restricted cash. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the nine months ended September 30, 2012 to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

As previously described in our Current Report on Form 8-K filed April 17, 2012, on April 16, 2012, we entered into a new Loan and Security Agreement with Silicon Valley Bank. As required by the new agreement, on April 16, 2012, we issued a warrant to Silicon Valley Bank to purchase 106,746 shares of our common stock with an exercise price of $2.34 per share and a ten year exercise period. See Note 4 to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for more detail about the loan agreement. The sale and issuance of this warrant was deemed to be exempt from registration under the Securities Act of 1933 (the Securities Act) by virtue of Section 4(2) of the Securities Act, as a transaction by an issuer not involving any public offering.

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
Greg S. Lea
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 8, 2012

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1*	Fifth Amended and Restated Certificate of Incorporation of the Company and all amendments thereto.

3.2	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

4.1	Amended and Restated Investors’ Rights Agreement, dated as of July 6, 2006, by and between the Company and the parties named therein. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.1	Distribution Agreement, dated as of February 21, 2012, by and between Bader Sultan & Brothers Co. W.L.L. and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2012 (File No. 1-33818)).

10.2	Securities Purchase Agreement, dated as of April 16, 2012, between the Company and the purchasers identified on Schedule A thereto. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2012 (File No. 1-33818)).

10.3	Loan and Security Agreement, dated April 16, 2012, between the Company and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q/A filed on August 3, 2012 (File No. 1-33818)).

10.4	Form of Warrant to purchase stock under Loan and Security Agreement, dated April 16, 2012, between the Company and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2012 (File No. 1-33818)).

10.5	Amendment No. 3, effective as of February 3, 2012, to License Agreement between Mayo Foundation for Medical Education and Research and the Company. (Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2012 (File No. 1-33818)).

10.6	Amendment No. 1, effective as of July 10, 2012, to Distribution Agreement by and between Device Technologies Australia Pty Limited and the Company. (Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2012 (File No. 1-33818)).

10.7†	Form of 2012 Senior Management Non-Incentive Stock Option Agreement pursuant to the 2003 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2012 (File No. 1-33818)).

10.8†	Amended and Restated 2003 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2012 (File No. 1-33818)).

10.9	Common Stock Purchase Agreement, dated as of October 4, 2012, by and between Terrapin Opportunity, L.P. and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2012 (File No. 1-33818)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	Indicates management contract or compensation plan or agreement.