Form 10-Q
period 2013-03-31
EnteroMedics Inc
filed 2013-05-10
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting entity)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2013, 55,618,270 shares of the registrant’s Common Stock were outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 and for the period from December 19, 2002 (inception) through March 31, 2013	4
Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012 and for the period from December 19, 2002 (inception) through March 31, 2013	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and for the period from December 19, 2002 (inception) through March 31, 2013	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21
SIGNATURES	22

Registered Trademarks and Trademark Applications: In the United States we have registered trademarks for VBLOC®, ENTEROMEDICS® and MAESTRO®, each registered with the United States Patent and Trademark Office, and trademark applications for VBLOC POWER TO CHOOSE and VBLOC POWER TO CHOOSE AND DESIGN. In addition, some or all of the marks VBLOC, ENTEROMEDICS, MAESTRO, MAESTRO SYSTEM ORCHESTRATING OBESITY SOLUTIONS, VBLOC POWER TO CHOOSE and VBLOC POWER TO CHOOSE AND DESIGN are the subject of either a trademark registration or application for registration in Australia, Brazil, China, the European Community, India, Kuwait, Mexico, Saudi Arabia, Switzerland and the United Arab Emirates. This Quarterly Report on Form 10-Q contains other trade names and trademarks and service marks of EnteroMedics and of other companies.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$29,395,262	$22,308,781
Restricted cash	200,000	200,000
Accounts receivable	18,630	52,406
Inventory	1,336,103	1,271,207
Prepaid expenses and other current assets	584,060	571,654

Total current assets	31,534,055	24,404,048
Property and equipment, net	591,959	609,672
Other assets	1,097,438	1,082,765

Total assets	$33,223,452	$26,096,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$4,000,000	$3,000,000
Accounts payable	449,203	340,555
Accrued expenses	3,806,826	3,673,609
Accrued interest payable	530,075	523,678

Total current liabilities	8,786,104	7,537,842
Notes payable, less current portion (net discounts of $265,180 and $316,028 at March 31, 2013 and December 31, 2012, respectively)	5,734,820	6,683,972

Total liabilities	14,520,924	14,221,814

Commitments and contingencies (note 4)
Stockholders’ equity:
Common stock, $0.01 par value; 125,000,000 shares authorized; 55,618,270 and 41,843,270 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	556,183	418,433
Additional paid-in capital	224,900,246	211,628,650
Deficit accumulated during development stage	(206,753,901)	(200,172,412)

Total stockholders’ equity	18,702,528	11,874,671

Total liabilities and stockholders’ equity	$33,223,452	$26,096,485

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Period from December 19, 2002 (inception) to March 31,
	2013	2012	2013
Sales	$—	$123,093	$311,493
Cost of goods sold	—	85,511	231,520

Gross profit	—	37,582	79,973

Operating expenses:
Research and development	2,732,816	2,710,235	130,182,434
Selling, general and administrative	3,586,421	2,813,827	63,716,284

Total operating expenses	6,319,237	5,524,062	193,898,718

Operating loss	(6,319,237)	(5,486,480)	(193,818,745)

Other income (expense):
Interest income	2,206	1,552	4,048,346
Interest expense	(261,054)	(143,605)	(12,725,659)
Change in value of warrant liability	—	—	(3,840,622)
Other, net	(3,404)	(4,468)	(286,253)

Net loss	$(6,581,489)	$(5,633,001)	$(206,622,933)

Net loss per share – basic and diluted	$(0.14)	$(0.15)

Shares used to compute basic and diluted net loss per share	46,895,937	36,756,637

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended March 31,		Period from December 19, 2002 (inception) to March 31,
	2013	2012	2013
Net loss	$(6,581,489)	$(5,633,001)	$(206,622,933)
Change in unrealized gain (loss) on available for sale investments	—	(172)	—

Comprehensive loss	$(6,581,489)	$(5,633,173)	$(206,622,933)

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,		Period from December 19, 2002 (inception) to March 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(6,581,489)	$(5,633,001)	$(206,622,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42,107	68,029	2,529,135
Loss on sale of equipment	—	1,095	74,894
Stock-based compensation	1,345,546	710,483	20,034,034
Amortization of commitment fees, debt issuance costs and original issue discount	54,656	49,664	4,148,589
Amortization of short-term investment premium or discount	—	2,035	(300,071)
Change in value of warrant liability	—	—	3,840,622
Other, net	43,980	—	43,980
Change in operating assets and liabilities:
Accounts receivable	(10,204)	(123,093)	(62,610)
Inventory	(64,896)	65,855	(1,336,103)
Prepaid expenses and other current assets	(12,406)	28,807	(584,060)
Other assets	(18,481)	(23,154)	(1,068,877)
Accounts payable	87,845	(187,637)	164,423
Accrued expenses	133,217	(2,341,439)	3,806,826
Accrued interest payable	6,397	11,432	695,897

Net cash used in operating activities	(4,973,728)	(7,370,924)	(174,636,254)

Cash flows from investing activities:
Increase in restricted cash	—	—	(200,000)
Purchases of short-term investments available for sale	—	—	(19,890,213)
Maturities of short-term investments available for sale	—	—	19,854,414
Purchases of short-term investments held to maturity	—	—	(22,414,130)
Maturities of short-term investments held to maturity	—	—	22,750,000
Purchases of property and equipment	(3,591)	(48,102)	(2,911,207)

Net cash used in investing activities	(3,591)	(48,102)	(2,811,136)

Cash flows from financing activities:
Proceeds from stock options exercised	—	—	215,684
Proceeds from warrants exercised	9,500	13,129	6,463,936
Proceeds from sale of common stock and warrants for purchase of common stock	13,081,500	—	132,485,939
Common stock financing costs	(1,027,200)	—	(10,873,501)
Payment to shareholders for fractional shares upon reverse stock split	—	—	(355)
Proceeds from sale of Series A, B and C convertible preferred stock	—	—	63,766,564
Series A, B and C convertible preferred stock financing costs	—	—	(1,658,662)
Proceeds from notes payable and convertible notes payable	—	—	47,993,774
Repayments on notes payable	—	(563,546)	(31,178,928)
Debt issuance costs	—	—	(371,799)

Net cash provided by (used in) financing activities	12,063,800	(550,417)	206,842,652

Net increase (decrease) in cash and cash equivalents	7,086,481	(7,969,443)	29,395,262
Cash and cash equivalents:
Beginning of period	22,308,781	28,487,688	—

End of period	$29,395,262	$20,518,245	$29,395,262

Supplemental disclosure:
Interest paid	$200,000	$82,509	$7,872,568
Noncash investing and financing activities:
Cancellation of Alpha Medical, Inc. Series A convertible preferred stock and common stock	$—	$—	$(661,674)
Issuance of Beta Medical, Inc. Series A convertible preferred stock in exchange for Alpha Medical, Inc. Series A convertible preferred stock and common stock	—	—	661,674
Value of warrants issued with debt and for debt commitment	—	—	4,070,532
Value of warrants issued with sale of common and preferred stock offerings	—	—	1,684,832
Cashless exercise of warrants	—	—	5,244,778
Conversion of notes and interest payable to Series B and C convertible preferred shares	—	—	6,980,668
Options issued for deferred compensation	—	—	10,898
Common stock issued to Mayo Foundation and for deferred compensation	—	—	1,770,904
Reclassification of warrant liability	—	—	2,932,766
Conversion of convertible preferred stock to common stock	—	—	51,132

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

Since inception, the Company has incurred losses through March 31, 2013 totaling $206.6 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. The Company may need to obtain additional financing and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize. See Note 2.

Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s fiscal year ends on December 31.

The accompanying condensed consolidated financial statements and notes thereto are unaudited. In the opinion of the Company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair presentation. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet as of December 31, 2012 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair value of the Company’s long-term debt (including the current portion) is approximately $10.1 million as of March 31, 2013 based on the present value of estimated future cash flows using a discount rate commensurate with borrowing rates available to the Company. If measured at fair value in the condensed consolidated financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

The Company did not hold any short-term investments as of March 31, 2013 and December 31, 2012.

Cash and Cash Equivalents

The Company considers highly liquid investments generally with maturities of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. The Company’s cash equivalents are primarily in money market funds and certificates of deposit. The Company deposits its cash and cash equivalents in high-quality credit institutions. Under terms of the Company’s note payable agreement (see Note 5), in the event of default, the lender has the right to enforce an account control agreement and restrict the Company’s access to their cash and investment accounts.

Restricted Cash

The Company had $200,000 in a cash collateral money market account as of March 31, 2013 and December 31, 2012. Pursuant to a lease agreement the Company entered into with Roseville Properties Management Company in July 2008, the Company was required to deliver to Roseville Properties an irrevocable, unconditional, standby letter of credit in the amount of $200,000 on the second anniversary of the commencement of lease payments. The standby letter of credit is to be maintained through October 1, 2013. The irrevocable standby letter of credit was issued by Silicon Valley Bank, who required the Company to set up a restricted cash collateral money market account to fully secure the standby letter of credit.

Inventory

The Company accounts for inventory at the lower of cost or market and records any long-term inventory as other assets in the condensed consolidated balance sheets.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. There was no difference from reported net loss for the three months ended March 31, 2013. The difference from reported net loss for the three months ended March 31, 2012 related entirely to changes in unrealized gains (losses) on available for sale investments.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted-average common shares outstanding during the period plus dilutive potential common shares calculated using the treasury stock method. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. The Company’s potential dilutive shares, which include outstanding common stock options and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Numerator:
Net loss	$(6,581,489)	$(5,633,001)

Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	46,895,937	36,756,637

Net loss per share—basic and diluted	$(0.14)	$(0.15)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,
	2013	2012
Stock options outstanding	7,559,352	3,576,804
Warrants to purchase common stock	25,590,555	23,917,306

Recently Issued Accounting Standards

There have been no significant changes in recent accounting pronouncements during the three months ended March 31, 2013 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(2) Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the period from inception (December 19, 2002) through March 31, 2013 the Company experienced net losses of $206.6 million and cash used in operations of $174.6 million. As of March 31, 2013, the Company has not emerged from the development stage and had $29.6 million of cash, cash equivalents and restricted cash. Assuming the Company does not receive any additional funds, it estimates that it has sufficient funds to operate into 2014 (including scheduled or potentially accelerated debt obligations). In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute its business plan, including commercialization of the Maestro Rechargeable System, the Company will need to raise additional funds.

Since inception, the Company has financed its activities principally from the sale of equity securities, debt financing and interest earned on investments. While the Company has been successful in the past in obtaining the necessary capital to support its operations, and has similar future plans, there is no assurance that the Company will be able to obtain additional equity capital or other financing

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing stockholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company cannot execute its plan to raise funds on acceptable terms, the Company will not be able to continue as a going concern, develop or enhance products, obtain the required regulatory clearances or approvals, execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressure or unanticipated customer requirements. If the Company is unable to obtain additional financing or the U.S. Food and Drug Administration (FDA) does not approve the Maestro Rechargeable System for commercial use in the U.S., the Company may be required to reduce the scope of, delay, or eliminate some or all of, its planned research, development and commercialization activities, which could materially harm its business. Any of these events would adversely affect the Company’s ability to achieve the Company’s development and commercialization goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

(3) Inventory

From inception, inventory related purchases had been used for research and development related activities and had accordingly been expensed as incurred. In December 2011, the Company began receiving Australian Register of Therapeutic Goods (ARTG) listings for components of the Maestro Rechargeable System from the Australian Therapeutic Goods Administration (TGA), with the final components being listed on the ARTG in January 2012. As a result, the Company determined certain assets were recoverable as inventory beginning in December 2011. The Company accounts for inventory at the lower of cost or market and records any long-term inventory as other assets in the condensed consolidated balance sheets. There was approximately $953,000 and $862,000 of long-term inventory, primarily consisting of raw materials, as of March 31, 2013 and December 31, 2012, respectively.

Current inventory consists of the following as of:

	March 31, 2013	December 31, 2012
Raw materials	$189,752	$198,647
Work-in-process	1,125,077	1,051,286
Finished goods	21,274	21,274

Inventory	$1,336,103	$1,271,207

(4) Commitments and Contingencies

Operating Lease

The Company rents its office, warehouse and laboratory facilities under an operating lease, which expires on September 30, 2015. At March 31, 2013, future minimum payments under the lease are as follows:

Years ending December 31:
Remaining nine months in 2013	$214,597
2014	291,369
2015	221,789

$727,755

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

(5) Notes Payable

On April 16, 2012, the Company entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank (SVB) pursuant to which SVB agreed to make term loans in an aggregate principal amount of up to $20.0 million ($10.0 million of which is not available as the Company did not meet the predefined primary efficacy measures of the ReCharge trial and did not meet certain financial objectives for 2012), on the terms and conditions set forth in the Loan Agreement.

Pursuant to the Loan Agreement, a term loan was funded in the aggregate principal amount of $10.0 million on April 23, 2012. The term loan required interest only payments monthly through March 31, 2013 followed by 30 equal payments of principal in the amount of $333,333 plus accrued interest beginning on April 1, 2013 and ending on September 1, 2015, payable monthly. Amounts borrowed under the Loan Agreement bear interest at a fixed annual rate equal to 8.0%. A 5.0% final payment fee will be due on September 1, 2015. The Company may voluntarily prepay the term loan in full, but not in part, and any voluntary or mandatory prepayment is subject to applicable prepayment premiums and will also include the final payment fee. The Company is required to comply with certain financial covenants that require the Company to generate certain minimum amounts of revenue from the sale of its Maestro System and to implant certain minimum numbers of Maestro Systems during cumulative quarterly measurement periods beginning with the period ended March 31, 2013 and ending with the period ending June 30, 2015. The Company did not meet the financial covenants for the period ended March 31, 2013 and therefore entered into a First Amendment (the First Amendment) to the Loan Agreement on May 9, 2013 pursuant to which the Company and SVB agreed to new financial covenants (see Note 8).

The Company has granted SVB a security interest in all of the Company’s assets, excluding intellectual property except with respect to all license, royalty fees and other revenues and income arising out of or relating to any of the intellectual property and all proceeds of the intellectual property. The Company also has entered into a negative pledge arrangement with SVB pursuant to which it has agreed not to encumber any of its intellectual property without SVB’s prior written consent. Pursuant to the Loan Agreement, SVB had the right to require the Company to maintain a restricted cash balance of $7.5 million in an SVB account as a result of the Company not meeting the predefined primary efficacy measures of the ReCharge trial. SVB did not exercise this right prior to entering into the First Amendment.

Pursuant to the Loan Agreement, on April 16, 2012, the Company issued SVB a warrant to purchase 106,746 shares of common stock, exercisable for ten years from the date of grant, at an exercise price of $2.34 per share.

Scheduled debt principal payments are as follows as of March 31, 2013:

Years Ending December 31:
Remaining nine months in 2013	$3,000,000
2014	4,000,000
2015	3,000,000

10,000,000
Less: Original issue discount	(265,180)

Notes payable, net	$9,734,820

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

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Company’s Amended and Restated 2003 Stock Incentive Plan for the three months ended March 31, 2013 and 2012 was allocated to operating expenses and employees and nonemployees as follows:

	Three months ended March 31,
	2013	2012
Research and development	$327,840	$146,281
Selling, general and administrative	1,017,706	564,202

Total	$1,345,546	$710,483

	Three months ended March 31,
	2013	2012
Employees	$1,357,290	$679,445
Nonemployees	(11,744)	31,038

Total	$1,345,546	$710,483

As of March 31, 2013 there was approximately $13.5 million of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted-average period of 3.03 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three months ended March 31, 2013 and 2012:

	Employees	Nonemployees
	Three months ended	Three months ended March 31,
	March 31, 2012	2013	2012
Risk-free interest rates	1.09%	0.29%-0.56%	0.24%-2.05%
Expected life	6.25 years	2.25-3.81 years	2.00-9.25 years
Expected dividends	0%	0%	0%
Expected volatility	123.18%	82.00%-125.00%	83.05%-122.05%

There were no new employee grants for the three months ended March 31, 2013.

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Option activity under the Company’s Amended and Restated 2003 Stock Incentive Plan for the three months ended March 31, 2013 was as follows:

	Shares Available For Grant	Outstanding Options
		Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2012	4,393,985	7,835,533	$3.28
Shares reserved	—	—	—
Options granted	(75,000)	75,000	2.65
Options exercised	—	—	—
Options cancelled	351,181	(351,181)	3.09

Balance, March 31, 2013	4,670,166	7,559,352	3.28

(7) Stock Sales

Public Offering—February 2013

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

The Company will determine, at its sole discretion, the timing, dollar amount and price per share of each draw under this facility, subject to certain conditions. When and if the Company elects to utilize the facility by delivery of a draw down notice to Terrapin, the Company will issue shares to Terrapin at a discount ranging from 4.00% to 6.80% to the volume weighted average price of the Company’s common stock over a preceding period of trading days (a Draw Down Period). The Purchase Agreement also provides that from time to time, at the Company’s sole discretion, it may grant Terrapin an option to purchase additional shares of the Company’s common stock during each Draw Down Period for an amount of shares specified by the Company based on the trading price of its common stock. Upon Terrapin’s exercise of such an option, the Company will sell to Terrapin the shares subject to the option at a price equal to the greater of (i) the daily volume weighted average price of the Company’s common stock on the day Terrapin notifies the Company of its election to exercise its option or (ii) the threshold price for the option determined by the Company, in each case less a discount ranging from 4.00% to 6.80%.

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

No shares of common stock have been sold under the Purchase Agreement as of March 31, 2013.

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(8) Subsequent Events

On May 9, 2013, the Company entered into a First Amendment to the Loan Agreement (the First Amendment) with SVB. The First Amendment eliminates the financial covenants that require the Company to generate certain minimum amounts of revenue from the sale of its Maestro System and to implant certain minimum numbers of Maestro Systems during cumulative quarterly measurement periods beginning with the period ended March 31, 2013 and ending with the period ending June 30, 2015. It also removes SVB’s ability to require the Company to maintain a restricted cash balance of $7.5 million in an SVB account as a result of the Company not meeting the predefined primary efficacy measures of the ReCharge trial.

The First Amendment adds two new financial covenants, one of which requires the Company to receive cumulative aggregate net proceeds of at least $5.0 million by November 15, 2013 and $10.0 million by April 15, 2014 from new capital transactions. The amount required will adjust up or down based on the Company’s actual cash position compared to its financial plan. The second financial covenant requires the Company to maintain a liquidity ratio (unrestricted cash divided by outstanding debt) of at least 1.25:1.00 until it receives FDA approval for the Maestro Rechargeable System at which point it will be reduced to 0.75:1.00. The First Amendment does not change the interest rate or the amortization structure. The Company will pay SVB a 2.0% success fee in the event the Company receives FDA approval for the Maestro Rechargeable System.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

In October 2010, we received an unconditional Investigational Device Exemption (IDE) Supplement approval from the U.S. Food and Drug Administration (FDA) to conduct a randomized, double-blind, sham-controlled, multicenter pivotal clinical trial, called the ReCharge trial, testing the effectiveness and safety of VBLOC therapy utilizing our second generation Maestro Rechargeable (RC) System. Enrollment and implantation in the ReCharge trial was completed in December 2011 in 239 randomized patients (233 implanted) at 10 centers. All patients in the trial received an implanted device and were randomized in a 2:1 allocation to treatment or control groups. The control group received a non-functional device during the trial period. All patients were expected to participate in a weight management counseling program. The primary endpoints of efficacy and safety were evaluated at 12 months. As announced on February 7, 2013, the ReCharge trial met its primary safety endpoint, though it did not meet its predefined co-primary efficacy endpoints. The trial did however demonstrate a clinically meaningful and statistically significant excess weight loss (EWL) of 24.4% for VBLOC therapy-treated patients, with 52.5% of those patients achieving at least 20% EWL. As a result of the positive safety and efficacy profile of VBLOC therapy, we plan to use the data from the ReCharge trial to support a premarket approval (PMA) application for the Maestro Rechargeable System, which we anticipate filing during the second quarter of 2013. If the FDA grants us approval, we anticipate we will be able to commercialize the Maestro Rechargeable System in the United States in 2014.

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

We have only recently begun to generate revenue from the sale of products, and we have incurred net losses in each year since our inception. As of March 31, 2013, we had experienced net losses during the development stage of $206.6 million. Although we recently received ARTG listings to sell our Maestro Rechargeable System in Australia and European CE Mark to sell our Maestro Rechargeable System in the European Economic Area and other countries that recognize the European CE Mark, resulting in our first commercial sales in 2012, we expect to incur significant sales and marketing expenses prior to recording sufficient revenue to offset these expenses. We expect our general and administrative expenses to increase as we continue to add the infrastructure necessary to support our initial commercial sales, operate as a public company and develop our intellectual property portfolio. For these reasons, we expect to continue to incur significant and increasing operating losses for the next several years. We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments.

Financial Overview

Revenue

We have received the European CE Mark for our Maestro Rechargeable System, which enables commercialization in the European Economic Area and other countries that recognize the European CE Mark. In January 2012, the final Maestro Rechargeable System components were listed on the ARTG by the Australian TGA and we have been working closely with Device Technologies Australia Pty Limited to bring the Maestro Rechargeable System to the Australian market through a controlled commercial launch and made our first commercial shipment of the Maestro ReChargeable System to Device Technologies Australia Pty Limited in March 2012. We also entered into an exclusive, multi-year agreement with Bader Sultan & Brothers Co. W.L.L. for commercialization and distribution of the Maestro ReChargeable System in the Gulf Coast Countries, including Saudi Arabia, Kuwait, Bahrain, Qatar and the United Arab Emirates and made our first commercial shipments to Bader Sultan & Brothers Co. W.L.L. during the second quarter of 2012. For the year ended December 31, 2012, we recognized $311,000 in revenue. We did not recognize any revenue for the three months ended March 31, 2013.

In the United States, we completed enrollment and device implantation in our ReCharge pivotal trial for obesity in December 2011. The primary endpoints of efficacy and safety were evaluated at 12 months. As announced on February 7, 2013, the ReCharge trial met its primary safety endpoint, though it did not meet its predefined co-primary efficacy endpoints. The trial did however demonstrate a clinically meaningful and statistically significant EWL of 24.4% for VBLOC therapy-treated patients, with 52.5% of those patients achieving at least 20% EWL. As a result of the positive safety and efficacy profile of VBLOC therapy, we plan to use the data from the ReCharge trial to support a PMA application for the Maestro Rechargeable System, which we anticipate filing during the second quarter of 2013. If the FDA grants us approval, we anticipate we will be able to commercialize the Maestro Rechargeable System in the United States in 2014. Any revenue from initial sales of a new product in the United States or internationally is difficult to predict and in any event will only modestly reduce our continued losses resulting from our research and development and other activities.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development and clinical and regulatory expenses, incurred in the development of our Maestro System. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, clinical trial expenses, including supplies, devices, explants and revisions, depreciation and travel. We expense research and development costs as they are incurred. From inception through March 31, 2013, we have incurred a total of $130.2 million in research and development expenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, market development and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, and accounting services, cash management fees, consulting fees and travel expenses. From inception through March 31, 2013, we have incurred $63.7 million in selling, general and administrative expenses.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

Sales. There were no sales for the three months ended March 31, 2013, compared to $123,000 in sales for the three months ended March 31, 2012. The $123,000 of sales for the three months ended March 31, 2012 was the result of our first commercial shipment of the Maestro ReChargeable System.

Cost of Goods Sold. There were no cost of goods sold for the three months ended March 31, 2013, compared to $86,000 cost of goods sold for the three months ended March 31, 2012. Gross margin was 30.5% for the three months ended March 31, 2012.

Research and Development Expenses. Research and development expenses were $2.7 million for the three months ended March 31, 2013, compared to $2.7 million for the three months ended March 31, 2012. The increase of $23,000, or 0.8%, is primarily due to increases of $327,000 and $182,000 in professional services and employee stock-based compensation, respectively, offset by decreases of $263,000 and $106,000 in payroll-related expenses and travel costs, respectively. The increase in professional services is primarily related to costs associated with the unblinding of the ReCharge trial and the increased utilization of consultants in place of permanent employees for positions that opened as a result of attrition. The increased use of consultants also resulted in the decreases to payroll-related expenses and travel. The increase in employee stock-based compensation is the result of stock option grants made to management on July 10, 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.6 million for the three months ended March 31, 2013, compared to $2.8 million for the three months ended March 31, 2012. The increase of $773,000, or 27.5%, is primarily due to increases of $496,000 and $343,000 in employee stock-based compensation and professional services, respectively. The increase in stock-based compensation is the result of stock option grants made to management on July 10, 2012. The increase in professional services is primarily related to costs associated with the unblinding of the ReCharge trial and ongoing international commercialization efforts.

Interest Expense. Interest expense was $261,000 for the three months ended March 31, 2013, compared to $144,000 for the three months ended March 31, 2012. The increase of $117,000, or 81.8%, is the result of a loan modification which occurred in April 2012 increasing the principal balance from $4.7 million to $10.0 million and increasing the interest rate from 6.25% to 8.00% with interest only payments through March 31, 2013.

Liquidity and Capital Resources

We have incurred losses since our inception in December 2002 and, as of March 31, 2013 we had experienced net losses during the development stage of $206.6 million. We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. Through December 31, 2012, we had received net proceeds of $178.5 million from the sale of common stock and preferred stock, including $39.1 million from our initial public offering in November 2007 and $76.2 million from public, private placement and registered direct offerings from 2009 through 2012. In addition, through December 31, 2012 we had received $41.2 million in debt financing, $746,000 to finance equipment purchases and $40.4 million to finance working capital. We have also received approximately $6.5 million from the exercise of common stock warrants. On February 27, 2013, we closed a public offering, selling 13,770,000 shares of common stock, together with warrants to purchase approximately 5,508,000 shares of common stock at an aggregate price of $0.95 per share and corresponding warrant, for gross proceeds of $13.1 million before deducting offering expenses.

As of March 31, 2013, we had $29.6 million in cash, cash equivalents and restricted cash. Of this amount $26.5 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents. We believe that our cash, cash equivalents and restricted cash balance of $29.6 million as of March 31, 2013, together with any interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements (including scheduled or potentially accelerated debt obligations) into 2014, assuming we do not receive any additional funds. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute our business plan, including commercialization of the Maestro Rechargeable System, we will need to raise additional funds. See further discussion in the below section titled “Operating Capital and Capital Expenditure Requirements.”

On April 16, 2012, we entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank (SVB) pursuant to which SVB agreed to make term loans in an aggregate principal amount of up to $20.0 million ($10.0 million of which is not available as we did not meet the predefined primary efficacy measures of the ReCharge trial and did not meet certain financial objectives for 2012), on the terms and conditions set forth in the Loan Agreement.

Pursuant to the Loan Agreement, a term loan was funded in the aggregate principal amount of $10.0 million on April 23, 2012. The term loan required interest only payments monthly through March 31, 2013 followed by 30 equal payments of principal in the amount of $333,333 plus accrued interest beginning on April 1, 2013 and ending on September 1, 2015, payable monthly. Amounts borrowed under the Loan Agreement bear interest at a fixed annual rate equal to 8.0%. A 5.0% final payment fee will be due on September 1, 2015. We may voluntarily prepay the term loan in full, but not in part, and any voluntary or mandatory prepayment is subject to applicable prepayment premiums and will also include the final payment fee. We are also required to comply with certain financial covenants that require us to generate certain minimum amounts of revenue from the sale of our Maestro System and to implant certain minimum numbers of Maestro Systems during cumulative quarterly measurement periods beginning with the period ended March 31, 2013 and ending with the period ending June 30, 2015. We did not meet the financial covenants for the period ended March 31, 2013 and therefore entered into a First Amendment (the First Amendment) to the Loan Agreement on May 9, 2013.

The First Amendment eliminates the financial covenants that require us to generate certain minimum amounts of revenue from the sale of our Maestro System and to implant certain minimum numbers of Maestro Systems during cumulative quarterly measurement periods beginning with the period ended March 31, 2013 and ending with the period ending June 30, 2015. It also removes SVB’s ability to require us to maintain a restricted cash balance of $7.5 million in an SVB account as a result of not meeting the predefined primary efficacy measures of the ReCharge trial.

The First Amendment adds two new financial covenants, one of which requires us to receive cumulative aggregate net proceeds of at least $5.0 million by November 15, 2013 and $10.0 million by April 15, 2014 from new capital transactions. The amount required will adjust up or down based on our actual cash position compared to our financial plan. The second financial covenant requires us to maintain a liquidity ratio (unrestricted cash divided by outstanding debt) of at least 1.25:1.00 until we receive FDA approval for the Maestro Rechargeable System at which point it will be reduced to 0.75:1.00. The First Amendment does not change the interest rate or the amortization structure. We will pay SVB a 2.0% success fee in the event we receive FDA approval for the Maestro Rechargeable System.

See Notes 5 and 8 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of the Loan Agreement and the First Amendment.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $5.0 million and $7.4 million for the three months ended March 31, 2013 and 2012, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was partially offset by depreciation and amortization, stock-based compensation and changes in operating assets and liabilities. The decrease of $2.4 million is primarily due to a decrease in accrued expenses as payments related to 2011 ReCharge trial activity began to be paid during the three months ended March 31, 2012.

Net Cash Used in Investing Activities

Net cash used in investing activities was $4,000 and $48,000 for the three months ended March 31, 2013 and 2012, respectively. Net cash used in investing activities for the three months ended March 31, 2013 and 2012 is attributable to the purchase of property and equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $12.1 million for the three months ended March 31, 2013 compared to net cash used in financing activities of $550,000 for the three months ended March 31, 2012. Net cash provided by financing activities for the three months ended March 31, 2013 was primarily due to a public offering that resulted in gross proceeds of $13.1 million for the issuance of common stock and common stock warrants, offset by $1.0 million in financing costs. Net cash used in financing activities for the three months ended March 31, 2012 was primarily due to principal repayments on our long-term debt of $564,000.

Operating Capital and Capital Expenditure Requirements

We have only recently begun to generate revenue from the sale of products. We obtained European CE Mark approval for our Maestro Rechargeable System in 2011. In January 2012, the final Maestro Rechargeable System components were listed on the ARTG by the TGA. We have been working closely with our Australian distributor, Device Technologies Australia Pty Limited, to bring the Maestro Rechargeable System to the Australian market through a controlled commercial launch and made our first commercial shipment of the Maestro ReChargeable System to Device Technologies Australia Pty Limited in March 2012. We also entered into an exclusive, multi-year agreement with Bader Sultan & Brothers Co. W.L.L. for commercialization and distribution of the Maestro ReChargeable System in the Gulf Coast Countries, including Saudi Arabia, Kuwait, Bahrain, Qatar and the United Arab Emirates and began commercial shipments to Bader Sultan & Brothers Co. W.L.L. during the second quarter of 2012. We continue to explore additional select international markets to commercialize the Maestro Rechargeable System, including Europe. In the United States, we completed enrollment and device implantation in our ReCharge pivotal trial for obesity in December 2011. The primary endpoints of efficacy and safety were evaluated at 12 months. As announced on February 7, 2013, the ReCharge trial demonstrated a clinically meaningful and statistically significant EWL of 24.4% for VBLOC therapy-treated patients, with 52.5% of those patients achieving at least 20% EWL. The trial met its primary safety endpoint, though it did not meet its predefined primary efficacy measures. As a result of the positive safety and efficacy profile of VBLOC therapy, we plan to use the data from the ReCharge trial to support a PMA application for the Maestro Rechargeable System, which we anticipate filing during the second quarter of 2013. If the FDA grants us approval, we anticipate we will be able to commercialize the Maestro Rechargeable System in the United States in 2014. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, prepare for the potential commercial launch of our Maestro Rechargeable System, develop the corporate infrastructure required to sell our products, operate as a publicly-traded company and pursue additional applications for our technology platform.

We believe that the cash, cash equivalents and restricted cash balance of $29.6 million as of March 31, 2013, and any interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements (including scheduled or potentially accelerated debt obligations) into 2014, assuming we do not receive any additional funds. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute our business plan, including commercialization of the Maestro Rechargeable System, we will need to raise additional funds. If our available cash, cash equivalents and restricted cash balances are insufficient to satisfy our liquidity requirements, we may seek additional funding through our existing issuer managed equity financing facility with Terrapin, sell additional equity or debt securities or enter into a credit facility. Obtaining funds through our existing issuer managed equity financing facility or through the sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, or the FDA does not approve the Maestro Rechargeable System for commercial use in the U.S., we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2012. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Our significant accounting policies are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Contractual Obligations

During the three months ended March 31, 2013, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2012.

The following table summarizes our contractual obligations as of March 31, 2013 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$727,755	$287,077	$440,678	$—	$—
Long-term debt, including interest	11,549,852	4,663,333	6,886,519	—	—

Total contractual cash obligations	$12,277,607	$4,950,410	$7,327,197	$—	$—

The table above reflects only payment obligations that are fixed and determinable based on our current agreement, including the amendment entered into on May 9, 2013, and does not reflect the potential accelerated debt payments in the event of a default. Our operating lease commitments relate to our corporate headquarters in St. Paul, Minnesota.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

There were no significant changes in recent accounting pronouncements during the three months ended March 31, 2013 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and restricted cash. As of March 31, 2013, we had $29.6 million in cash, cash equivalents and restricted cash. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer/Chief Operating Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the three months ended March 31, 2013 to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2012.

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
Greg S. Lea
Senior Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

Dated: May 10, 2013

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company and all amendments thereto. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2012 (File No. 1-33818)).

3.2	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

4.1	Amended and Restated Investors’ Rights Agreement, dated as of July 6, 2006, by and between the Company and the parties named therein. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.1	Securities Purchase Agreement, dated as of February 22, 2013, by and between Craig-Hallum Capital Group LLC and the Company. (Incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 22, 2013 (File No. 1-33818)).

10.2	Form of Common Stock Warrant, dated as of February 22, 2013, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 22, 2013 (File No. 1-33818)).

10.3*	First Amendment to Loan and Security Agreement, dated as of May 9, 2013, by and between Silicon Valley Bank and the Company.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.