Form 10-Q
period 2013-06-30
EnteroMedics Inc
filed 2013-08-08
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes  ☐    No  ☒

As of July 31, 2013, 55,618,270 shares of the registrant’s Common Stock were outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 and for the period from December 19, 2002 (inception) through June 30, 2013	4
Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012 and for the period from December 19, 2002 (inception) through June 30, 2013	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and for the period from December 19, 2002 (inception) through June 30, 2013	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21
SIGNATURES	22

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

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$23,087,582	$22,308,781
Restricted cash	200,000	200,000
Accounts receivable	17,027	52,406
Inventory	1,358,257	1,271,207
Prepaid expenses and other current assets	607,177	571,654

Total current assets	25,270,043	24,404,048
Property and equipment, net	563,851	609,672
Other assets	1,047,168	1,082,765

Total assets	$26,881,062	$26,096,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$4,000,000	$3,000,000
Accounts payable	227,447	340,555
Accrued expenses	3,500,591	3,673,609
Accrued interest payable	527,383	523,678

Total current liabilities	8,255,421	7,537,842
Notes payable, less current portion (net discounts of $216,327 and $316,028 at June 30, 2013 and December 31, 2012, respectively)	4,783,673	6,683,972

Total liabilities	13,039,094	14,221,814

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.01 par value; 125,000,000 shares authorized; 55,618,270 and 41,843,270 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	556,183	418,433
Additional paid-in capital	226,362,282	211,628,650
Deficit accumulated during development stage	(213,076,497)	(200,172,412)

Total stockholders’ equity	13,841,968	11,874,671

Total liabilities and stockholders’ equity	$26,881,062	$26,096,485

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

					Period from December 19, 2002 (inception) to
	Three months ended June 30,		Six months ended June 30,		June 30, 2013
	2013	2012	2013	2012
Sales	$—	$188,400	$—	$311,493	$311,493
Cost of goods sold	—	146,009	—	231,520	231,520

Gross profit	—	42,391	—	79,973	79,973

Operating expenses:
Research and development	2,711,917	2,230,289	5,444,733	4,940,524	132,894,351
Selling, general and administrative	3,359,131	2,541,837	6,945,552	5,355,664	67,075,415

Total operating expenses	6,071,048	4,772,126	12,390,285	10,296,188	199,969,766

Operating loss	(6,071,048)	(4,729,735)	(12,390,285)	(10,216,215)	(199,889,793)

Other income (expense):
Interest income	1,377	2,608	3,583	4,160	4,049,723
Interest expense	(247,599)	(229,289)	(508,653)	(372,894)	(12,973,258)
Change in value of warrant liability	—	—	—	—	(3,840,622)
Other, net	(5,326)	2,871	(8,730)	(1,597)	(291,579)

Net loss	$(6,322,596)	$(4,953,545)	$(12,904,085)	$(10,586,546)	$(212,945,529)

Net loss per share—basic and diluted	$(0.11)	$(0.13)	$(0.25)	$(0.28)

Shares used to compute basic and diluted net loss per share	55,618,270	38,667,548	51,281,198	37,712,093

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

					Period from December 19, 2002 (inception) to
	Three months ended June 30,		Six months ended June 30,		June 30, 2013
	2013	2012	2013	2012
Net loss	$(6,322,596)	$(4,953,545)	$(12,904,085)	$(10,586,546)	$(212,945,529)
Change in unrealized gain (loss) on available for sale investments	—	(404)	—	(576)	—

Comprehensive loss	$(6,322,596)	$(4,953,949)	$(12,904,085)	$(10,587,122)	$(212,945,529)

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,		Period from December 19, 2002 (inception) to June 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(12,904,085)	$(10,586,546)	$(212,945,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	81,594	125,608	2,568,622
Loss on sale of equipment	—	2,443	74,894
Stock-based compensation	2,846,582	1,410,608	21,535,070
Amortization of commitment fees, debt issuance costs and original issue discount	107,318	99,934	4,201,251
Amortization of short-term investment premium or discount	—	4,071	(300,071)
Change in value of warrant liability	—	—	3,840,622
Other, net	43,980	—	43,980
Change in operating assets and liabilities:
Accounts receivable	(8,601)	(16,933)	(61,007)
Inventory	(87,050)	(19,425)	(1,358,257)
Prepaid expenses and other current assets	(35,523)	170,019	(607,177)
Other assets	27,980	(104,580)	(1,022,416)
Accounts payable	(127,938)	(431,725)	(51,360)
Accrued expenses	(173,018)	(3,232,792)	3,500,591
Accrued interest payable	3,705	59,958	693,205

Net cash used in operating activities	(10,225,056)	(12,519,360)	(179,887,582)

Cash flows from investing activities:
Increase in restricted cash	—	—	(200,000)
Purchases of short-term investments available for sale	—	—	(19,890,213)
Maturities of short-term investments available for sale	—	—	19,854,414
Purchases of short-term investments held to maturity	—	—	(22,414,130)
Maturities of short-term investments held to maturity	—	—	22,750,000
Purchases of property and equipment	(20,943)	(51,803)	(2,928,559)

Net cash used in investing activities	(20,943)	(51,803)	(2,828,488)

Cash flows from financing activities:
Proceeds from stock options exercised	—	—	215,684
Proceeds from warrants exercised	9,500	1,407,337	6,463,936
Proceeds from sale of common stock and warrants for purchase of common stock	13,081,500	5,050,000	132,485,939
Common stock financing costs	(1,066,200)	(367,871)	(10,912,501)
Payment to shareholders for fractional shares upon reverse stock split	—	—	(355)
Proceeds from sale of Series A, B and C convertible preferred stock	—	—	63,766,564
Series A, B and C convertible preferred stock financing costs	—	—	(1,658,662)
Proceeds from notes payable and convertible notes payable	—	5,347,807	47,993,774
Repayments on notes payable	(1,000,000)	(752,841)	(32,178,928)
Debt issuance costs	—	(50,000)	(371,799)

Net cash provided by financing activities	11,024,800	10,634,432	205,803,652

Net increase (decrease) in cash and cash equivalents	778,801	(1,936,731)	23,087,582
Cash and cash equivalents:
Beginning of period	22,308,781	28,487,688	—

End of period	$23,087,582	$26,550,957	$23,087,582

Supplemental disclosure:
Interest paid	$397,630	$213,001	$8,070,198
Noncash investing and financing activities:
Cancellation of Alpha Medical, Inc. Series A convertible preferred stock and common stock	$—	$—	$(661,674)
Issuance of Beta Medical, Inc. Series A convertible preferred stock in exchange for Alpha Medical, Inc. Series A convertible preferred stock and common stock	—	—	661,674
Value of warrants issued with debt and for debt commitment	—	237,349	4,070,532
Value of warrants issued with sale of common and preferred stock offerings	—	—	1,684,832
Cashless exercise of warrants	—	—	5,244,778
Conversion of notes and interest payable to Series B and C convertible preferred stock	—	—	6,980,668
Options issued for deferred compensation	—	—	10,898
Common stock issued to Mayo Foundation and for deferred compensation	—	—	1,770,904
Reclassification of warrant liability	—	—	2,932,766
Conversion of convertible preferred stock to common stock	—	—	51,132

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

Since inception, the Company has incurred losses through June 30, 2013 totaling $212.9 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. The Company may need to obtain additional financing and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize. See Note 2.

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair value of the Company’s long-term debt (including the current portion) is approximately $9.1 million as of June 30, 2013 based on the present value of estimated future cash flows using a discount rate commensurate with borrowing rates available to the Company. If measured at fair value in the condensed consolidated financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

The Company did not hold any short-term investments as of June 30, 2013 and December 31, 2012.

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

Restricted Cash

The Company had $200,000 in a cash collateral money market account as of June 30, 2013 and December 31, 2012. Pursuant to a lease agreement the Company entered into with Roseville Properties Management Company in July 2008, the Company was required to deliver to Roseville Properties an irrevocable, unconditional, standby letter of credit in the amount of $200,000 on the second anniversary of the commencement of lease payments. The standby letter of credit is to be maintained through October 1, 2013. The irrevocable standby letter of credit was issued by Silicon Valley Bank, who required the Company to set up a restricted cash collateral money market account to fully secure the standby letter of credit.

Inventory

The Company accounts for inventory at the lower of cost or market and records any long-term inventory as other assets in the condensed consolidated balance sheets.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance for deferred income tax assets is recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company has provided a full valuation allowance against the gross deferred tax assets. The Company’s policy is to classify interest and penalties related to income taxes as income tax expense in the condensed consolidated statements of operations.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. There was no difference from reported net loss for the three and six months ended June 30, 2013. The difference from reported net loss for the three and six months ended June 30, 2012 related entirely to changes in unrealized gains (losses) on available for sale investments.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(6,322,596)	$(4,953,545)	$(12,904,085)	$(10,586,546)

Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	55,618,270	38,667,548	51,281,198	37,712,093

Net loss per share—basic and diluted	$(0.11)	$(0.13)	$(0.25)	$(0.28)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,
	2013	2012
Stock options outstanding	11,636,494	3,632,544
Warrants to purchase common stock	25,590,555	23,387,377

Recently Issued Accounting Standards

There have been no significant changes in recent accounting pronouncements during the six months ended June 30, 2013 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the period from inception (December 19, 2002) through June 30, 2013 the Company experienced net losses of $212.9 million and cash used in operations of $179.9 million. As of June 30, 2013, the Company has not emerged from the development stage and had $23.3 million of cash, cash equivalents and restricted cash. Assuming the Company does not receive any additional funds, it estimates that it has sufficient funds to operate into 2014 (including scheduled or potentially accelerated debt obligations). In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute its business plan, including commercialization of the Maestro Rechargeable System, the Company will need to raise additional funds.

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

(3) Inventory

From inception, inventory related purchases had been used for research and development related activities and had accordingly been expensed as incurred. In December 2011, the Company began receiving Australian Register of Therapeutic Goods (ARTG) listings for components of the Maestro Rechargeable System from the Australian Therapeutic Goods Administration (TGA), with the final components being listed on the ARTG in January 2012. As a result, the Company determined certain assets were recoverable as inventory beginning in December 2011. The Company accounts for inventory at the lower of cost or market and records any long-term inventory as other assets in the condensed consolidated balance sheets. There was approximately $906,000 and $862,000 of long-term inventory, primarily consisting of raw materials, as of June 30, 2013 and December 31, 2012, respectively.

Current inventory consists of the following as of:

	June 30, 2013	December 31, 2012
Raw materials	$192,700	$198,647
Work-in-process	1,144,283	1,051,286
Finished goods	21,274	21,274

Inventory	$1,358,257	$1,271,207

(4) Commitments and Contingencies

Operating Lease

The Company rents its office, warehouse and laboratory facilities under an operating lease, which expires on September 30, 2015. Total rent expense recognized for each of the three and six months ended June 30, 2013 and 2012 was $67,718 and $135,436, respectively. At June 30, 2013, future minimum payments under the lease are as follows:

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Years ending December 31:
Remaining six months in 2013	$143,538
2014	291,369
2015	221,789

$656,696

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

Pursuant to the Loan Agreement, a term loan was funded in the aggregate principal amount of $10.0 million on April 23, 2012. The term loan required interest only payments monthly through March 31, 2013 followed by 30 equal payments of principal in the amount of $333,333 plus accrued interest beginning on April 1, 2013 and ending on September 1, 2015, payable monthly. Amounts borrowed under the Loan Agreement bear interest at a fixed annual rate equal to 8.0%. A 5.0% final payment fee will be due on September 1, 2015. The Company may voluntarily prepay the term loan in full, but not in part, and any voluntary or mandatory prepayment is subject to applicable prepayment premiums and will also include the final payment fee. The Company was required to comply with certain financial covenants that required the Company to generate certain minimum amounts of revenue from the sale of its Maestro System and to implant certain minimum numbers of Maestro Systems during cumulative quarterly measurement periods beginning with the period ended March 31, 2013 and ending with the period ending June 30, 2015. The Company did not meet the financial covenants for the period ended March 31, 2013 and therefore entered into a First Amendment (the First Amendment) to the Loan Agreement on May 9, 2013 pursuant to which the Company and SVB agreed to new financial covenants.

The First Amendment eliminated the financial covenants that required the Company to generate certain minimum amounts of revenue from the sale of its Maestro System and to implant certain minimum numbers of Maestro Systems during cumulative quarterly measurement periods beginning with the period ended March 31, 2013 and ending with the period ending June 30, 2015. It also removed SVB’s ability to require the Company to maintain a restricted cash balance of $7.5 million in an SVB account as a result of the Company not meeting the predefined primary efficacy measures of the ReCharge trial.

The First Amendment added two new financial covenants, one of which requires the Company to receive cumulative aggregate net proceeds of at least $5.0 million by November 15, 2013 and $10.0 million by April 15, 2014 from new capital transactions. The amount required will adjust up or down based on the Company’s actual cash position compared to its financial plan. The second financial covenant requires the Company to maintain a liquidity ratio (unrestricted cash divided by outstanding debt) of at least 1.25:1.00 until it receives FDA approval for the Maestro Rechargeable System at which point it will be reduced to 0.75:1.00. The First Amendment does not change the interest rate or the amortization structure. The Company will pay SVB a $187,000 success fee in the event the Company receives FDA approval for the Maestro Rechargeable System.

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

Scheduled debt principal payments are as follows as of June 30, 2013:

Years ending December 31:
Remaining six months in 2013	$2,000,000
2014	4,000,000
2015	3,000,000

9,000,000
Less: Original issue discount	(216,327)

Notes payable, net	$8,783,673

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

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Company’s Amended and Restated 2003 Stock Incentive Plan for the three and six months ended June 30, 2013 and 2012 was allocated to operating expenses and employees and nonemployees as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Research and development	$340,750	$140,749	$668,590	$287,030
Selling, general and administrative	1,160,286	559,376	2,177,992	1,123,578

Total	$1,501,036	$700,125	$2,846,582	$1,410,608

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Employees	$1,429,306	$681,497	$2,786,596	$1,360,942
Nonemployees	71,730	18,628	59,986	49,666

Total	$1,501,036	$700,125	$2,846,582	$1,410,608

As of June 30, 2013 there was approximately $16.9 million of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted-average period of 3.13 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three and six months ended June 30, 2013 and 2012:

	Employees		Employees
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Risk-free interest rates	0.94%-1.33%	0.99%-1.05%	0.94%-1.33%	0.99%-1.09%
Expected life	6.00-6.25 years	6.00-6.25 years	6.00-6.25 years	6.00-6.25 years
Expected dividends	0%	0%	0%	0%
Expected volatility	148.00%-149.00%	140.98%-141.05%	148.00%-149.00%	123.18%-141.05%

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Nonemployees		Nonemployees
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Risk-free interest rates	0.36%-1.03%	0.46%-1.31%	0.29%-1.03%	0.24%-2.05%
Expected life	2.01-3.92 years	3.01-9.08 years	2.01-3.92 years	2.00-9.25 years
Expected dividends	0%	0%	0%	0%
Expected volatility	89.00%-124.00%	115.78%-139.80%	82.00%-125.00%	83.05%-139.80%

Option activity under the Company’s Amended and Restated 2003 Stock Incentive Plan for the six months ended June 30, 2013 was as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2012	4,393,985	7,835,533	$3.28
Shares reserved	—	—	—
Options granted	(4,256,000)	4,256,000	1.33
Options exercised	—	—	—
Options cancelled	455,039	(455,039)	3.07

Balance, June 30, 2013	593,024	11,636,494	2.57

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

Common Stock Purchase Agreement—October 2012

On October 4, 2012, the Company entered into a Common Stock Purchase Agreement (the Purchase Agreement) with Terrapin Opportunity, L.P. (Terrapin) pursuant to which the Company could sell up to the lesser of $45.0 million of its common stock or 8,312,122 shares of its common stock over an approximately 24-month period pursuant to the terms of the Purchase Agreement. The Company was not obligated to utilize any portion of the facility and generally remained free to enter into and consummate other equity and debt financing transactions.

On July 31, 2013, the Company terminated the Purchase Agreement with Terrapin. No shares of common stock were sold under the Purchase Agreement.

(8) Subsequent Events

On July 31, 2013, the Company entered into an equity distribution agreement with Canaccord Genuity Inc. (Canaccord) to sell shares of the Company’s common stock having aggregate gross sales proceeds of up to $20.0 million, from time to time, through an “at-the-market” (ATM) equity offering program under which Canaccord will act as the Company’s sales agent. The Company will determine, at its sole discretion, the timing and number of shares to be sold under this ATM facility. The Company will pay Canaccord a commission for its services in acting as agent in the sale of common stock equal to 2.0% of the gross sales price per share of all shares sold through it as agent under the equity distribution agreement.

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

In October 2010, we received an unconditional Investigational Device Exemption (IDE) Supplement approval from the U.S. Food and Drug Administration (FDA) to conduct a randomized, double-blind, sham-controlled, multicenter pivotal clinical trial, called the ReCharge trial, testing the effectiveness and safety of VBLOC therapy utilizing our second generation Maestro Rechargeable (RC) System. Enrollment and implantation in the ReCharge trial was completed in December 2011 in 239 randomized patients (233 implanted) at 10 centers. All patients in the trial received an implanted device and were randomized in a 2:1 allocation to treatment or control groups. The control group received a non-functional device during the trial period. All patients were expected to participate in a weight management counseling program. The primary endpoints of efficacy and safety were evaluated at 12 months. As announced on February 7, 2013, the ReCharge trial met its primary safety endpoint, though it did not meet its predefined co-primary efficacy endpoints. The trial did, however, demonstrate a clinically meaningful and statistically significant excess weight loss (EWL) of 24.4% for VBLOC therapy-treated patients, with 52.5% of those patients achieving at least 20% EWL. As a result of the positive safety and efficacy profile of VBLOC therapy, we used the data from the ReCharge trial to support a premarket approval (PMA) application for the Maestro Rechargeable System, which we announced was submitted to the FDA in June 2013 and was accepted for review and filing in July 2013. If the FDA grants us approval, we anticipate we will be able to commercialize the Maestro Rechargeable System in the United States in 2014.

If we obtain FDA approval of our Maestro Rechargeable System we intend to market our products in the United States through a direct sales force supported by field technical and marketing managers who provide training, technical and other support services to our customers. Outside the United States, we intend to use direct, dealer and distributor sales models as the targeted geography best dictates. To date, we have relied on third-party manufacturers and suppliers for the production of our Maestro System. We currently anticipate that we will continue to rely on third-party manufacturers and suppliers for the production of the Maestro System.

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

We have only recently begun to generate revenue from the sale of products, and we have incurred net losses in each year since our inception. As of June 30, 2013, we had experienced net losses during the development stage of $212.9 million. Although we have received ARTG listings to sell our Maestro Rechargeable System in Australia and European CE Mark to sell our Maestro Rechargeable System in the European Economic Area and other countries that recognize the European CE Mark, resulting in our first commercial sales in 2012, we expect to incur significant sales and marketing expenses prior to recording sufficient revenue to offset these expenses. We expect our general and administrative expenses to increase as we continue to add the infrastructure necessary to support our initial commercial sales, operate as a public company and develop our intellectual property portfolio. For these reasons, we expect to continue to incur significant and increasing operating losses for the next several years. We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments.

Financial Overview

Revenue

We have received the European CE Mark for our Maestro Rechargeable System, which enables commercialization in the European Economic Area and other countries that recognize the European CE Mark. In January 2012, the final Maestro Rechargeable System components were listed on the ARTG by the Australian TGA and we have been working closely with Device Technologies Australia Pty Limited to bring the Maestro Rechargeable System to the Australian market through a controlled commercial launch and made our first commercial shipment of the Maestro ReChargeable System to Device Technologies Australia Pty Limited in March 2012. We also entered into an exclusive, multi-year agreement with Bader Sultan & Brothers Co. W.L.L. for commercialization and distribution of the Maestro ReChargeable System in the Gulf Coast Countries, including Saudi Arabia, Kuwait, Bahrain, Qatar and the United Arab Emirates and made our first commercial shipments to Bader Sultan & Brothers Co. W.L.L. during the second quarter of 2012. For the year ended December 31, 2012, we recognized $311,000 in revenue. We did not recognize any revenue for the three and six months ended June 30, 2013, primarily due to focusing our resources on the U.S. regulatory approval process.

In the United States, we completed enrollment and device implantation in our ReCharge pivotal trial for obesity in December 2011. The primary endpoints of efficacy and safety were evaluated at 12 months. As announced on February 7, 2013, the ReCharge trial met its primary safety endpoint, though it did not meet its predefined co-primary efficacy endpoints. The trial did however demonstrate a clinically meaningful and statistically significant EWL of 24.4% for VBLOC therapy-treated patients, with 52.5% of those patients achieving at least 20% EWL. As a result of the positive safety and efficacy profile of VBLOC therapy, we used the data from the ReCharge trial to support a PMA application for the Maestro Rechargeable System, which we announced was submitted to the FDA in June 2013 and was accepted for review and filing in July 2013. If the FDA grants us approval, we anticipate we will be able to commercialize the Maestro Rechargeable System in the United States in 2014. Any revenue from initial sales of a new product in the United States or internationally is difficult to predict and in any event will only modestly reduce our continued losses resulting from our research and development and other activities.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development and clinical and regulatory expenses, incurred in the development of our Maestro System. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, clinical trial expenses, including supplies, devices, explants and revisions, depreciation and travel. We expense research and development costs as they are incurred. From inception through June 30, 2013, we have incurred a total of $132.9 million in research and development expenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, market development and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, and accounting services, cash management fees, consulting fees and travel expenses. From inception through June 30, 2013, we have incurred $67.1 million in selling, general and administrative expenses.

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

Sales. There were no sales for the three months ended June 30, 2013, which was primarily the result of focusing our resources on the U.S. regulatory approval process, compared to $188,000 in sales for the three months ended June 30, 2012. The $188,000 of sales for the three months ended June 30, 2012 was the result of our first commercial shipments of the Maestro ReChargeable System beginning in the first quarter of 2012.

Cost of Goods Sold. There were no cost of goods sold for the three months ended June 30, 2013, compared to $146,000 cost of goods sold for the three months ended June 30, 2012. Gross profit was 22.5% for the three months ended June 30, 2012.

Research and Development Expenses. Research and development expenses were $2.7 million for the three months ended June 30, 2013, compared to $2.2 million for the three months ended June 30, 2012. The increase of $482,000, or 21.6%, was primarily due to increases of $640,000 and $200,000 in professional services and employee stock-based compensation, respectively, offset by a decrease of $270,000 in payroll-related expenses. The increase in professional services was primarily related to preparation of the PMA application for the Maestro Rechargeable System which was submitted to the FDA in June 2013 and the utilization of consultants in place of permanent employees lost to attrition as reflected in the decrease in payroll-related expenses. The increase in employee stock-based compensation was primarily the result of stock option grants made to management on July 10, 2012 and May 31, 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.4 million for the three months ended June 30, 2013, compared to $2.5 million for the three months ended June 30, 2012. The increase of $817,000, or 32.2%, was primarily due to increases of $548,000 and $249,000 in employee stock-based compensation and professional services, respectively. The increase in employee stock-based compensation was the result of stock option grants made to management on July 10, 2012 and May 31, 2013. The increase in professional services was primarily related to costs associated with the unblinding of the ReCharge trial and ongoing international commercialization efforts.

Interest Expense. Interest expense was $248,000 for the three months ended June 30, 2013, compared to $229,000 for the three months ended June 30, 2012. The increase of $18,000, or 8.0%, was the result of a loan modification which occurred in April 2012 increasing the principal balance from $4.7 million to $10.0 million and increasing the interest rate from 6.25% to 8.00% with interest only payments through March 31, 2013.

Comparison of the Six Months Ended June 30, 2013 and 2012

Sales. There were no sales for the six months ended June 30, 2013, which was primarily the result of focusing our resources on the U.S. regulatory approval process, compared to $311,000 in sales for the six months ended June 30, 2012. The $311,000 of sales for the six months ended June 30, 2012 was the result of our first commercial shipments of the Maestro ReChargeable System beginning in the first quarter of 2012.

Cost of Goods Sold. There were no cost of goods sold for the six months ended June 30, 2013, compared to $232,000 for the six months ended June 30, 2012. Gross profit was 25.7% for the six months ended June 30, 2012.

Research and Development Expenses. Research and development expenses were $5.4 million for the six months ended June 30, 2013, compared to $4.9 million for the six months ended June 30, 2012. The increase of $504,000, or 10.2%, was primarily due to increases of $967,000 and $382,000 in professional services and employee stock-based compensation, respectively, offset by decreases of $533,000 and $162,000 in payroll-related expenses and travel costs, respectively. The increase in professional services was primarily related to costs associated with the unblinding of the ReCharge trial and the increased utilization of consultants in place of permanent employees lost to attrition. The increase in employee stock-based compensation was the result of stock option grants made to management on July 10, 2012 and May 31, 2013. The increased use of consultants also resulted in the decreases to payroll-related expenses and travel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.9 million for the six months ended June 30, 2013, compared to $5.4 million for the six months ended June 30, 2012. The increase of $1.6 million, or 29.7%, was primarily due to increases of $1.0 million and $550,000 in employee stock-based compensation and professional services, respectively. The increase in employee stock-based compensation was the result of stock option grants made to management on July 10, 2012 and May 31, 2013. The increase in professional services was primarily related to costs associated with the unblinding of the ReCharge trial and ongoing international commercialization efforts.

Interest Expense. Interest expense was $509,000 for the six months ended June 30, 2013, compared to $373,000 for the six months ended June 30, 2012, an increase of $136,000, or 36.4%. The increase was the result of a loan modification which occurred in April 2012 increasing the principal balance from $4.7 million to $10.0 million and increasing the interest rate from 6.25% to 8.00% with interest only payments through March 31, 2013.

Liquidity and Capital Resources

We have incurred losses since our inception in December 2002 and, as of June 30, 2013, we had experienced net losses during the development stage of $212.9 million. We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. Through December 31, 2012, we had received net proceeds of $178.5 million from the sale of common stock and preferred stock, including $39.1 million from our initial public offering in November 2007 and $76.2 million from public, private placement and registered direct offerings from 2009 through 2012. In addition, through December 31, 2012 we had received $41.2 million in debt financing, $746,000 to finance equipment purchases and $40.4 million to finance working capital. We have also received approximately $6.5 million from the exercise of common stock warrants. On February 27, 2013, we closed a public offering, selling 13,770,000 shares of common stock, together with warrants to purchase approximately 5,508,000 shares of common stock at an aggregate price of $0.95 per share and corresponding warrant, for gross proceeds of $13.1 million before deducting offering expenses.

As of June 30, 2013, we had $23.3 million in cash, cash equivalents and restricted cash. Of this amount $21.6 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents. We believe that our cash, cash equivalents and restricted cash balance of $23.3 million as of June 30, 2013, together with any interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements (including scheduled or potentially accelerated debt obligations) into 2014, assuming we do not receive any additional funds. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute our business plan, including commercialization of the Maestro Rechargeable System, we will need to raise additional funds. See further discussion in the below section titled “Operating Capital and Capital Expenditure Requirements.”

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

Pursuant to the Loan Agreement, a term loan was funded in the aggregate principal amount of $10.0 million on April 23, 2012. The term loan required interest only payments monthly through March 31, 2013 followed by 30 equal payments of principal in the amount of $333,333 plus accrued interest beginning on April 1, 2013 and ending on September 1, 2015, payable monthly. Amounts borrowed under the Loan Agreement bear interest at a fixed annual rate equal to 8.0%. A 5.0% final payment fee will be due on September 1, 2015. We may voluntarily prepay the term loan in full, but not in part, and any voluntary or mandatory prepayment is subject to applicable prepayment premiums and will also include the final payment fee. We were required to comply with certain financial covenants that required us to generate certain minimum amounts of revenue from the sale of our Maestro System and to implant certain minimum numbers of Maestro Systems during cumulative quarterly measurement periods beginning with the period ended March 31, 2013 and ending with the period ending June 30, 2015. We did not meet the financial covenants for the period ended March 31, 2013 and therefore entered into a First Amendment (the First Amendment) to the Loan Agreement on May 9, 2013 pursuant to which we agreed to new financial covenants.

The First Amendment eliminated the financial covenants that required us to generate certain minimum amounts of revenue from the sale of our Maestro System and to implant certain minimum numbers of Maestro Systems during cumulative quarterly measurement periods beginning with the period ended March 31, 2013 and ending with the period ending June 30, 2015. It also removed SVB’s ability to require us to maintain a restricted cash balance of $7.5 million in an SVB account as a result of not meeting the predefined primary efficacy measures of the ReCharge trial.

The First Amendment added two new financial covenants, one of which requires us to receive cumulative aggregate proceeds of at least $5.0 million by November 15, 2013 and $10.0 million by April 15, 2014 from new capital transactions. The amount required will adjust up or down based on our actual cash position compared to our financial plan. The second financial covenant requires us to maintain a liquidity ratio (unrestricted cash divided by outstanding debt) of at least 1.25:1.00 until we receive FDA approval for the Maestro Rechargeable System at which point it will be reduced to 0.75:1.00. The First Amendment does not change the interest rate or the amortization structure. We will pay SVB a $187,000 success fee in the event we receive FDA approval for the Maestro Rechargeable System.

On October 4, 2012, we entered into a Common Stock Purchase Agreement (the Purchase Agreement) with Terrapin Opportunity, L.P. (Terrapin) under which we could have sold up to the lesser of $45.0 million of common stock or 8,312,122 shares of our common stock over an approximately 24-month period pursuant to the terms of the Purchase Agreement. On July 31, 2013, the Company terminated the Purchase Agreement with Terrapin. No shares of common stock were sold under the Purchase Agreement.

On July 31, 2013, we entered into an equity distribution agreement with Canaccord Genuity Inc. (Canaccord) to sell shares of our common stock having aggregate gross sales proceeds of up to $20.0 million, from time to time, through an “at-the-market” (ATM) equity offering program under which Canaccord will act as our sales agent. We will determine, at our sole discretion, the timing and number of shares to be sold under this ATM facility. We will pay Canaccord a commission for its services in acting as agent in the sale of common stock equal to 2.0% of the gross sales price per share of all shares sold through it as agent under the equity distribution agreement.

Net Cash Used in Operating Activities

Net cash used in operating activities was $10.2 million and $12.5 million for the six months ended June 30, 2013 and 2012, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was partially offset by depreciation and amortization, stock-based compensation and changes in operating assets and liabilities. The decrease of $2.3 million was primarily due to a decrease in accrued expenses as payments related to 2011 ReCharge trial activity began to be paid during the six months ended June 30, 2012.

Net Cash Used in Investing Activities

Net cash used in investing activities was $21,000 and $52,000 for the six months ended June 30, 2013 and 2012, respectively. Net cash used in investing activities for the six months ended June 30, 2013 and 2012 was attributable to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $11.0 million and $10.6 million for the six months ended June 30, 2013 and 2012, respectively. Net cash provided by financing activities for the six months ended June 30, 2013 was primarily due to a public offering that resulted in gross proceeds of $13.1 million for the issuance of common stock and common stock warrants, offset by $1.1 million in financing costs and principal repayments of $1.0 million on our long-term debt. Net cash provided by financing activities for the six months ended June 30, 2012 was primarily the result of $5.3 million in net proceeds from the initial term loan funded pursuant to the new loan agreement entered into on April 16, 2012 with SVB, net proceeds of $4.7 million from the April 16, 2012 registered direct offering and $1.4 million from the exercise of common stock warrants. These increases were partially offset by principal repayments of $753,000 on our long-term debt.

Operating Capital and Capital Expenditure Requirements

We have only recently begun to generate revenue from the sale of products and do not expect to have significant sales, if any, in 2013 as we continue to focus our resources on the U.S. regulatory approval process. We obtained European CE Mark approval for our Maestro Rechargeable System in 2011. In January 2012, the final Maestro Rechargeable System components were listed on the ARTG by the TGA. We have been working closely with our Australian distributor, Device Technologies Australia Pty Limited, to bring the Maestro Rechargeable System to the Australian market through a controlled commercial launch and made our first commercial shipment of the Maestro ReChargeable System to Device Technologies Australia Pty Limited in March 2012. We also entered into an exclusive, multi-year agreement with Bader Sultan & Brothers Co. W.L.L. for commercialization and distribution of the Maestro ReChargeable System in the Gulf Coast Countries, including Saudi Arabia, Kuwait, Bahrain, Qatar and the United Arab Emirates and began commercial shipments to Bader Sultan & Brothers Co. W.L.L. during the second quarter of 2012. We continue to explore additional select international markets to commercialize the Maestro Rechargeable System, including Europe. In the United States, we completed enrollment and device implantation in our ReCharge pivotal trial for obesity in December 2011. The primary endpoints of efficacy and safety were evaluated at 12 months. As announced on February 7, 2013, the ReCharge trial demonstrated a clinically meaningful and statistically significant EWL of 24.4% for VBLOC therapy-treated patients, with 52.5% of those patients achieving at least 20% EWL. The trial met its primary safety endpoint, though it did not meet its predefined primary efficacy measures. As a result of the positive safety and efficacy profile of VBLOC therapy, we used the data from the ReCharge trial to support a PMA application for the Maestro Rechargeable System, which we announced was submitted to the FDA in June 2013 and accepted for review and filing in July 2013. If the FDA grants us approval, we anticipate we will be able to commercialize the Maestro Rechargeable System in the United States in 2014. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, prepare for the potential commercial launch of our Maestro Rechargeable System, develop the corporate infrastructure required to sell our products, operate as a publicly-traded company and pursue additional applications for our technology platform.

We believe that the cash, cash equivalents and restricted cash balance of approximately $23.3 million as of June 30, 2013, and any interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements (including scheduled or potentially accelerated debt obligations) into 2014, assuming we do not receive any additional funds. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute our business plan, including commercialization of the Maestro Rechargeable System, we will need to raise additional funds. If our available cash, cash equivalents and restricted cash balances are insufficient to satisfy our liquidity requirements, we may seek additional funding through our equity distribution agreement with Canaccord, sell additional equity or debt securities or enter into a credit facility. Obtaining funds through our existing equity distribution agreement or through the sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, or the FDA does not approve the Maestro Rechargeable System for commercial use in the U.S., we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable.

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

Contractual Obligations

During the six months ended June 30, 2013, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2012.

The following table summarizes our contractual obligations as of June 30, 2013 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$656,696	$288,498	$368,198	$—	$—
Long-term debt, including interest and final payment fee	10,352,222	4,581,555	5,770,667	—	—

Total contractual cash obligations	$11,008,918	$4,870,053	$6,138,865	$—	$—

The table above reflects only payment obligations that are fixed and determinable and does not reflect potential accelerated debt payments in the event of a default. Our operating lease commitments relate to our corporate headquarters in St. Paul, Minnesota.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

There were no significant changes in recent accounting pronouncements during the six months ended June 30, 2013 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and restricted cash. As of June 30, 2013, we had $23.3 million in cash, cash equivalents and restricted cash. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer/Chief Operating Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the six months ended June 30, 2013 to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2012.

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
Greg S. Lea
Senior Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

Dated: August 8, 2013

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company and all amendments thereto. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2012 (File No. 1-33818)).

3.2	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

4.1	Amended and Restated Investors’ Rights Agreement, dated as of July 6, 2006, by and between the Company and the parties named therein. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.1	First Amendment to Loan and Security Agreement, dated as of May 9, 2013, by and between Silicon Valley Bank and the Company. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2013 (File No. 1-33818)).

10.2	Equity Distribution Agreement, dated as of July 31, 2013, by and between Canaccord Genuity Inc. and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2013 (File No. 1-33818)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.