Form 10-K
period 2013-12-31
EnteroMedics Inc
filed 2014-03-27
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock as reported by the NASDAQ Capital Market on that date was $45,186,980.

As of February 28, 2014, 66,568,937 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Definitive Proxy Statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders, to be held May 7, 2014 (the Proxy Statement), are incorporated by reference into Part III of this report. Except with respect to information specifically incorporated by reference in this report, the Proxy Statement is not deemed to be filed as a part hereof.

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

We continue to evaluate the Maestro System in human clinical trials in the United States, Australia, Mexico and Norway. To date, we have not observed any mortality related to our device or any unanticipated adverse device effects in these clinical trials. We have also not observed any long-term problematic clinical side effects in any patients, including in those patients who have been using the Maestro System for more than one year.

In October 2010, we received an unconditional Investigational Device Exemption (IDE) Supplement approval from the U.S. Food and Drug Administration (FDA) to conduct a randomized, double-blind, sham-controlled, multicenter pivotal clinical trial, called the ReCharge trial, testing the effectiveness and safety of VBLOC therapy utilizing our second generation Maestro Rechargeable (RC) System. Enrollment and implantation in the ReCharge trial was completed in December 2011 in 239 randomized patients (233 implanted) at 10 centers. All patients in the trial received an implanted device and were randomized in a 2:1 allocation to treatment or control groups. The control group received a non-functional device during the trial period. All patients were expected to participate in a standard weight management counseling program. The primary endpoints of efficacy and safety were evaluated at 12 months. As announced on February 7, 2013, the ReCharge trial met its primary safety endpoint, though it did not meet its predefined co-primary efficacy endpoints. The trial did however demonstrate in the intent to treat (ITT) population (n=239) a clinically meaningful and statistically significant excess weight loss (EWL) of 24.4% (approximately 10% total body weight loss (TBL)) for VBLOC therapy-treated patients, with 52.5% of patients achieving at least 20% EWL. On December 3, 2013 we announced 18 month efficacy and safety results from the ReCharge trial showing that VBLOC therapy-treated patients were maintaining their weight loss, while the sham control group gained back over 40%

of the weight loss seen at 12 months. The 18 month data also continued to show positive safety signals. See additional discussion regarding the 12 and 18 month ReCharge trial data in the “Clinical Development” section below.

As a result of the positive safety and efficacy profile of VBLOC therapy, we used the data from the ReCharge trial to support a premarket approval (PMA) application for the Maestro Rechargeable System, which we announced was submitted to the FDA in June 2013 and was accepted for review and filing in July 2013. The FDA has scheduled an Advisory Panel meeting for June 17, 2014 to review our PMA application for approval of the Maestro System. If the FDA grants us approval, we anticipate we will be able to commercialize the Maestro Rechargeable System in the United States in late 2014.

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

We obtained European CE Mark approval for our Maestro Rechargeable System in 2011. In January 2012, the final Maestro Rechargeable System components were listed on the Australian Register of Therapeutic Goods (ARTG) by the Therapeutic Goods Administration (TGA). We have entered into exclusive, multi-year agreements with Device Technologies Australia Pty Limited and Bader Sultan & Brothers Co. W.L.L., for commercialization and distribution of the Maestro ReChargeable System in Australia and the Gulf Coast Countries, including Saudi Arabia, Kuwait, Bahrain, Qatar and the United Arab Emirates, respectively. We continue to explore additional select international markets to commercialize the Maestro Rechargeable System, including Europe.

The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for our Maestro System (which is considered an Active Implantable Medical Device (AIMD) in Australia and the European Economic Area, and falls into Class III within the United States), the method involved a combination of self-assessment and issuance of declaration and conformity by the manufacturer of the safety and performance of the device, and a third-party assessment by a Notified Body of the design of the device and of our quality system. We use DEKRA Certification B.V. (formerly known as KEMA Quality) in the Netherlands as the Notified Body for our CE marking approval process.

The Obesity and Metabolic Disease Epidemic

Obesity is a disease that has been increasing at an alarming rate with significant medical repercussions and associated economic costs. Overweight and obesity are the fifth leading risk for global deaths and more than 10% of the world’s adult population are obese. Currently, as many as 500 million people worldwide are estimated to be obese and more than 1.4 billion adults are estimated to be overweight, according to the World Health Organization (WHO). At least 2.8 million adults die each year as a result of being overweight or obese.

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

Obesity has been identified by the U.S. Surgeon General as the fastest growing cause of disease and death in the United States. Currently, the Centers for Disease Control and Prevention (CDC) estimates that 35.7% of U.S. adults are obese, having a Body Mass Index (BMI) of 30 or higher. BMI is calculated by dividing a person’s weight in kilograms by the square of their height in meters. It is estimated that by 2015, over 40% of American adults could be obese. According to data from the U.S. Department of Health and Human Services, almost 80% of adults with a BMI above 30 have an obesity-related disease or disorder, also called a co-morbidity, and almost 40% have two or more of these comorbidities. According to The Obesity Society (formerly the North American Association for the Study of Obesity) and the CDC, obesity is associated with many significant weight-related comorbidities including Type 2 diabetes, high blood-pressure, sleep apnea, certain cancers, high cholesterol, coronary artery disease, osteoarthritis and stroke. In addition, a number of disorders involving the central nervous system may be complicated by obesity, such as anxiety, bipolar disorder, agoraphobia, depression and insomnia. Currently, medical costs associated with obesity in the U.S. were estimated to be up to $210 billion annually; the medical costs paid by third-party payors for people who are obese were $1,429 higher per year than those of normal weight. As noted by the CDC, even a modest reduction in weight can result in benefits to ones health.

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

Pharmaceutical therapy.    Pharmaceutical therapies often represent a first option in the treatment of obese patients within lower BMI ranges but carry significant safety risks and may present troublesome side effects and compliance issues.

Bariatric surgery.    In more severe cases of obesity, patients may pursue more aggressive surgical treatment options such as gastric banding, sleeve gastrectomy and gastric bypass. These procedures promote weight loss by surgically restricting the stomach’s capacity and outlet size. While largely effective, these procedures generally result in major lifestyle changes including dietary restrictions and food intolerances and they may present substantial side effects and carry short- and long-term safety and side effect risks that have limited their adoption.

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

•	enables non-invasive adjustability while reducing the need for frequent clinic visits;

•	minimizes undesirable side-effects;

•	minimizes the risks of re-operations, malnutrition and mortality; and

•	reduces the natural hunger drive of patients.

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

Achieve Further Regulatory Approvals for VBLOC Therapy Using Our Maestro System.    We received an IDE from the FDA for use of the Maestro Rechargeable System in the United States in our ReCharge trial in October 2010 and completed enrollment and implantation in December 2011. As announced on February 7, 2013, the ReCharge trial met its primary safety endpoint, though it did not meet its predefined co-primary efficacy endpoints. The trial did however demonstrate in the ITT population (n=239) a clinically meaningful and statistically significant EWL of 24.4% (approximately 10% TBL) for VBLOC therapy-treated patients, with 52.5% of patients achieving at least 20% EWL. On December 3, 2013 we announced 18 month efficacy and safety results from the ReCharge trial showing that VBLOC therapy-treated patients were maintaining their weight loss, while the sham control group gained back over 40% of the weight loss seen at 12 months. The 18 month data also continued to show positive safety signals. See additional discussion regarding the 12 and 18 month ReCharge trial data in the “Clinical Development” section below.

As a result of the positive safety and efficacy profile of VBLOC therapy, we used the data from the ReCharge trial to support a PMA application for the Maestro Rechargeable System, which we announced was submitted to the FDA in June 2013 and was accepted for review and filing in July 2013. The FDA has scheduled an Advisory Panel meeting for June 17, 2014 to review our PMA application for approval of the Maestro System. If the FDA grants us approval, it will allow us to commence sales in the United States.

We obtained European CE Mark approval for our Maestro Rechargeable System in 2011. In January 2012, the final Maestro Rechargeable System components were listed on the ARTG by the Australian TGA. We have entered into exclusive, multi-year agreements with Device Technologies Australia Pty Limited and Bader Sultan & Brothers Co. W.L.L., for commercialization and distribution of the Maestro ReChargeable System in Australia and the Gulf Coast Countries, including Saudi Arabia, Kuwait, Bahrain, Qatar and the United Arab Emirates, respectively. We continue to explore additional select international markets to commercialize the Maestro Rechargeable System, including Europe.

The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for our Maestro System (which is considered an AIMD in Australia and the European Economic Area, and falls into Class III within the United States), the method involved a combination of self-assessment and issuance of declaration and conformity by the manufacturer of the safety and performance of the device, and a third-party assessment by a Notified Body of the design of the device and of our quality system. We used DEKRA Certification B.V. (formerly known as KEMA Quality) in the Netherlands as the Notified Body for our CE marking approval process.

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

The major components of the Maestro RC System include:

•

Neuroregulator.    The neuroregulator, a pacemaker-like device, is an implanted device that controls the delivery of VBLOC therapy to the vagus nerve. It is surgically implanted just below, and parallel to, the skin, typically on the side of the body over the ribs.

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

Clinical Development

We are developing our Maestro System to deliver VBLOC therapy for the long-term treatment of obesity and obesity-related comorbidities. Based on our preclinical and clinical findings, we believe that our Maestro System has the potential to offer a compelling combination of efficacy and safety. We are continuing to evaluate the Maestro System in human clinical studies conducted in the United States and internationally. As announced on February 7, 2013, the ReCharge trial met its primary safety endpoint, though it did not meet its predefined co-primary efficacy endpoints. The trial did however demonstrate in the ITT population (n=239) a clinically meaningful and statistically significant EWL of 24.4% (approximately 10% TBL) for VBLOC therapy-treated patients, with 52.5% of patients achieving at least 20% EWL. On December 3, 2013 we announced 18 month efficacy and safety results from the ReCharge trial showing that VBLOC therapy-treated patients were maintaining their weight loss, while the sham control group gained back over 40% of the weight loss seen at 12 months. The 18 month data also continued to show positive safety signals. See additional discussion regarding the 12 and 18 month ReCharge trial data below.

As a result of the positive safety and efficacy profile of VBLOC therapy, we used the data from the ReCharge trial to support a PMA application for the Maestro Rechargeable System, which we announced was submitted to the FDA in June 2013 and was accepted for review and filing in July 2013. The FDA has scheduled an Advisory Panel meeting for June 17, 2014 to review our PMA application for approval of the Maestro System.

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

Findings from our clinical feasibility trials have resulted in more than 30 publications peer-reviewed and accepted for presentation between 2006 and 2013 at the following meetings: Digestive Disease Week, American Society for Metabolic and Bariatric Surgery, International Federation for Surgery of Obesity, Obesity Surgery Society of Australia & New Zealand and The Obesity Society (formerly the North American Association for the Study of Obesity).

Below is a summary of our ongoing clinical studies.

ReCharge Trial

In October 2010, we received an unconditional IDE Supplement approval from the FDA to conduct a randomized, double-blind, sham-controlled, multicenter pivotal clinical trial, called the ReCharge trial, testing the effectiveness and safety of VBLOC therapy utilizing our second generation Maestro Rechargeable System. Enrollment and implantation in the ReCharge trial was completed in December 2011 in 239 randomized patients (233 implanted) at 10 centers. All patients in the trial received an implanted device and were randomized in a 2:1 allocation to treatment or control groups. The control group received a non-functional device during the trial period. All patients were expected to participate in a standard weight management counseling program. The primary endpoints of efficacy and safety were evaluated at 12 months. As announced on February 7, 2013, the ReCharge trial met its primary safety endpoint, though it did not meet its predefined co-primary efficacy endpoints. The trial did however demonstrate in the ITT population (n=239) a clinically meaningful and statistically significant EWL of 24.4% (approximately 10% TBL) for VBLOC therapy-treated patients, with 52.5% of patients achieving at least 20% EWL.

As a result of the positive safety and efficacy profile of VBLOC therapy, we used the data from the ReCharge trial to support a PMA application for the Maestro Rechargeable System, which we announced was submitted to the FDA in June 2013 and was accepted for review and filing in July 2013. The FDA has scheduled an Advisory Panel meeting for June 17, 2014 to review our PMA application for approval of the Maestro System. If the FDA grants us approval, we anticipate we will be able to commercialize the Maestro Rechargeable System in the United States in late 2014.

Further analysis of the 12 month data show that in the primary analysis (intent-to-treat) population (n=239), VBLOC therapy-treated patients achieved a 24.4% average EWL (approximately 10% TBL) compared to 15.9% for sham control patients. This 8.5% difference demonstrated statistical superiority over sham control (p=0.002), but not super-superiority at the pre-specified 10% margin (p=0.705). In total, 52.5% of VBLOC therapy-treated patients had 20% or more EWL compared to 32.5% in the control group (p=0.004), and 38.3% of VBLOC therapy-treated patients had 25% or more EWL compared to 23.4% in the sham control group (p=0.02). While the respective co-primary endpoint targets of 55% and 45% were not met, the endpoint targets were within the 95% confidence intervals for the observed rates and therefore the observed rates were not significantly lower than these pre-specified rates. These efficacy data demonstrate VBLOC therapy’s positive effect on weight loss.

In the per protocol group, which included only those patients who received therapy per the trial design (n=211), the VBLOC therapy-treated patients had a 26.3% average EWL (approximately 10% TBL) compared to 17.3% for the sham control group (p=0.003). In total, 56.8% of VBLOC therapy-treated patients achieved at least 20% EWL, which was above the predefined threshold of 55% compared to 35.4% in the sham control group (p=0.004). 41.8% of VBLOC therapy-treated patients also achieved at least 25% EWL in this population, which is slightly less than the predefined threshold of 45%, compared to 26.2% in the sham control group (p=0.03).

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

On December 3, 2013 we announced 18 month efficacy and safety results from the ReCharge trial showing that VBLOC therapy-treated patients were maintaining their weight loss, while the sham control group gained back over 40% of the weight loss seen at 12 months. Specifically, using a completer analysis, VBLOC therapy-treated patients (n=117) achieved a 25% average EWL (approximately 10% TBL), compared to 12% (approximately 4% TBL) for sham control group patients (n=42). The 13% difference in EWL demonstrated statistical superiority over sham control (p<0.001). In total, 54% of VBLOC therapy-treated patients achieved at least 20% EWL and 41% achieved at least 25% EWL, compared to 26% and 17%, respectively, for the sham control group. The rate of device-related serious adverse events was 4.3% for the treatment arm, meaningfully lower than the 12 month threshold of 15% (p<0.0001). The safety results continued to confirm VBLOC therapy had no adverse cardiovascular effect. An overall reduction in blood pressure and heart rate was observed in the treatment arm.

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

% EWL for all patients (N=24) is -22.6 at 18 months. Two patients were not receiving therapy for unrelated medical reasons.

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

We have spent a significant portion of our capital resources on research and development. Our research and development expenses were $11.1 million in 2013, $10.7 million in 2012 and $16.7 million in 2011. The slight increase in research and development expenditures in 2013 was primarily related to costs associated with the unblinding of the ReCharge trial and the resulting efforts toward our PMA application for the Maestro Rechargeable System which was submitted to the FDA in June 2013. With the completion of enrollment and device implantation in our ReCharge pivotal trial for obesity in late 2011, research and development expenditures decreased in 2012 as costs were primarily associated with supporting the ReCharge trial in addition to the continued follow-up on existing trials, such as VBLOC-DM2 ENABLE and EMPOWER.

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

Mayo Clinic Relationship

Our research and development team has worked with clinicians from Mayo Clinic, Rochester, Minnesota pursuant to exclusive know-how, license, and consulting agreements from 2005 through 2013. Mayo Clinic clinicians with multiple specialties such as bariatric surgery, gastroenterology and laparoscopic surgery consulted with our research and development team on an exclusive basis to advise us as we developed our devices for vagal blocking therapy to treat obesity. Specifically, Mayo Clinic clinicians, along with other of our consultants, have offered their expertise to advise us with regard to our clinical trials and surgical techniques for our implantation procedure and participate on our medical advisory board and therapeutic algorithm panel. The agreements with Mayo Clinic also included a similar collaboration for the development of products to address a wide variety of disorders susceptible to treatment by electrically blocking neural impulses on the vagus nerve. We retain the exclusive rights to obesity-related device inventions developed through this collaboration. We have also licensed-in two issued obesity-related patents from Mayo Clinic, which are unrelated to our VBLOC technology.

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

Sales and Marketing

United States

We have no experience as a company in the marketing, sale or distribution of our proposed products and are just beginning the process of developing a sales and marketing organization. In the event that the Maestro System receives FDA approval, we expect to recruit and retain additional personnel responsible for commercial operations, sales and marketing, customer service, reimbursement and technical service in order to support the commercial launch of our product.

We expect that account management and patient registration processes used during the clinical trial will be transitioned to commercial registration structure. Centers responsible for implanting our product will be expanded, and trained to perform the patient selection, implant and manage appropriate follow-up procedures.

Initially, we anticipate that our sales representatives will exclusively target selected bariatric surgery centers of excellence and nationally recognized bariatric surgery centers. We believe this currently represents over 450 facilities in the United States.

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

We obtained European CE Mark approval for our Maestro Rechargeable System in 2011. In January 2012, the final Maestro Rechargeable System components were listed on the ARTG by the Australian TGA. We have entered into exclusive, multi-year agreements with Device Technologies Australia Pty Limited and Bader Sultan & Brothers Co. W.L.L., for commercialization and distribution of the Maestro ReChargeable System in Australia and the Gulf Coast Countries, including Saudi Arabia, Kuwait, Bahrain, Qatar and the United Arab Emirates, respectively. We continue to explore additional select international markets to commercialize the Maestro Rechargeable System, including Europe.

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

We also compete against the manufacturers of pharmaceuticals that are directed at treating obesity. We are aware of a number of drugs that are approved for long-term treatment of obesity in the United States: Sibutramine, marketed by Abbott Labs as Meridia, which was withdrawn in 2010 from the market worldwide by the manufacturer based on safety concerns, Orlistat, marketed by Roche as Xenical and GlaxoSmithKline as Alli, Belviq marketed by Arena Pharmaceuticals, Inc. and Qsymia, marketed by VIVUS, Inc.

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

In addition to competition from developers of neurostimulation and gastric modulation systems, we expect our Maestro System will also compete with surgical obesity procedures, including gastric bypass, gastric banding, sleeve gastrectomy, vertical-banded gastroplasty and biliopancreatic diversion. The leader in the field of gastric banding was Allergan, whose Lap-Band received FDA approval for marketing in 2001. In 2007, Allergan acquired EndoArt, a European band company that has developed the EasyBand, which uses RF telemetry to adjust the gastric band. Allergan sold its gastric banding business to Apollo Endosurgery in 2013. Additionally, Johnson & Johnson received approval in 2007 of their gastric band product known as the Realize Adjustable Gastric Band. We are also aware that GI Dynamics has received approvals in various international countries to sell its EndoBarrier Gastrointestinal Liner and in 2011 began trading on the Australian Securities Exchange.

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

Intellectual Property

Our success will depend in part on our ability to obtain and defend patent protection for our products and processes, to preserve our trade secrets and to operate without infringing or violating the proprietary rights of third parties. To date, we have 33 issued U.S. patents, 27 of which pertain to treating gastrointestinal disorders and we believe provide us with broad intellectual property protection covering electrically-induced vagal blocking and methods for treating obesity. Assuming timely payment of maintenance fees as they become due, most of these patents will expire in 2023. We have four granted European patents and seven granted Australian patents. We also have 13 U.S. patent applications (including one provisional application), two pending PCT applications, and 30 national stage patent applications, including applications in Australia, China, India, Europe and Japan, one granted application in China and one granted application in Japan. These applications primarily pertain to our vagal blocking technology and its application to obesity as well as other gastrointestinal disorders. In addition to our patents and applications, we have a license agreement with Mayo Foundation for Medical Education and Research for two issued U.S. patents, which are unrelated to our VBLOC therapy.

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

We commenced commercialization of the Maestro Rechargeable System in Australia and the Middle East in the first half of 2012. We expect to increase our production volume slowly as we continue to bring the Maestro Rechargeable System to the Australian and Middle East markets through a controlled commercial launch. In the event that the Maestro Rechargeable System receives FDA approval or approval from additional select international markets, we expect to increase our production volume by a significant amount. Given that we rely primarily on third-party manufacturers and suppliers for the production of our products, our ability to increase production will depend upon the experience, certification levels and large scale production capabilities of our suppliers and manufacturers. Qualified suppliers and contract manufacturers have been and will continue to be selected to supply products on a commercial scale according to our proprietary specifications. We also intend to increase our inventory levels to support commercial forecasts as we expand our implanting centers. Our FDA approval process requires us to name and obtain approval for the suppliers of key components of our Maestro Rechargeable System.

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

Medical devices in the United States are classified into one of three classes, Class I, II or III, on the basis of the amount of risk and the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I, low risk, devices are subject to general controls (e.g., labeling and adherence to good manufacturing practices). Class II, intermediate risk, devices are subject to general controls and to special controls (e.g., performance standards, and premarket notification). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class II devices. In both the United States and certain international markets, there have been a number of legislative and regulatory initiatives and changes, such as the Modernization Act, which could and have altered the healthcare system in ways that could impact our ability to sell our medical devices profitably. Recent, widely-publicized events concerning the safety of certain drug, food and medical device products have raised concerns among members of Congress, medical professionals, and the public regarding the FDA’s handling of these events and its perceived lack of oversight over regulated products. The increased attention to safety and oversight issues has resulted in a more cautious approach by the FDA to device clearances and approvals, as well as post-market compliance, which could prevent, delay clearance or approval of our new products or product modifications, or require us to expend additional resources on post-market studies and controls.

The FFDCA provides two basic review procedures for medical devices. Certain products may qualify for a submission authorized by Section 510(k) of the FFDCA, where the manufacturer submits to the FDA a premarket notification of the manufacturer’s intention to commence marketing the product. The manufacturer must, among other things, establish that the product to be marketed is substantially equivalent to another legally marketed product. Marketing may commence when the FDA issues a letter finding substantial equivalence. If a medical device does not qualify for the 510(k) procedure, the manufacturer must file a PMA application with the FDA. This procedure requires more extensive pre-filing clinical and preclinical testing than the 510(k) procedure and involves a significantly longer FDA review process.

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

If the FDA determines that a PMA is complete, the FDA accepts the application and begins an in-depth review of the submitted information. The FDA, by statute and regulation, has 180 days to review an accepted PMA application, although the review and response activities generally occur over a significantly longer period of time, typically one year, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the PMA sponsor and contract manufacturer facilities, where applicable, to evaluate compliance with the Quality System Regulation. Under the Medical Device User Fee and Modernization Act of 2002, the fee to submit a PMA can be up to $258,520 per PMA, however, we qualify for a small business exemption and, therefore, the fee for our first PMA submission will be waived. If the FDA’s evaluation of the PMA is favorable, the PMA is approved, and the device may be marketed in the United States. The FDA may approve the PMA with post-approval conditions intended to ensure the safety and effectiveness of the device. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval. Even after approval of a PMA, new PMAs or supplemental PMAs are required for significant modifications to the manufacturing process, labeling, use and design of a device that is approved through the premarket approval process. Premarket approval supplements often require submission of the same type of information as a PMA except that the supplement is limited to information needed to support any changes from the device covered by the original PMA. In addition, holders of an approved PMA are required to submit annual reports to the FDA that include relevant information on the continued use of the device.

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

International

Australia

The Company’s Maestro Rechargeable System, which is listed on the ARTG by the TGA, is regulated as a medical device under the Therapeutic Goods Act (TG Act), which regulates the research, design, testing, manufacture, safety, labeling, storage, record keeping, advertising, sales and distribution, post-market adverse event reporting, production and advertising and promotion of medical devices in Australia. The TG Act requires medical devices to be included on the ARTG before they can be supplied in Australia. The TGA’s requirements in relation to the inclusion process depend on the classification of devices based on risk level and other factors. All implantable components of the Maestro Rechargeable System, and most of the external components, required a full conformity assessment prior to inclusion on the ARTG to satisfy the TGA that the device and its manufacturer comply with the “Essential Principles” under the TG Act relating to the safety and performance characteristics of medical devices. Accordingly, among other things, the TGA reviewed data demonstrating the safety and performance of the device including data obtained through clinical trials. TGA regulations continue to apply to a device after inclusion on the ARTG. For example, the sponsor will be required to submit annual reports to the TGA, and when applicable, report certain adverse events to the TGA, and if a recall is required, it will need to comply with TGA requirements. Even after the device is included, the TGA may conduct audits from time to time in relation to the product to ensure ongoing compliance. In addition, advertising material to consumers relating to the device is regulated by the TG Act and the Therapeutic Goods Advertising Code. Advertising material in general is also subject to trade practices legislation, the regulatory agency for which is the Australian Competition and Consumer Commission.

Other Countries

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. The primary regulatory environment in Europe is that of the European Economic Community (EEC), which consists of 27 European Union (EU) member states encompassing nearly all the major countries in Europe. Additional countries that are not part of the EU, but are part of the European Economic Area (EEA), and other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the EEC with respect to medical devices. The EEC has adopted Directive 90/385/EEC for active implantable medical devices and numerous standards that govern and harmonize the national laws and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices that are marketed in member states. Medical devices that comply with the requirements of the national law of the member state in which their Notified Body is located will be entitled to bear CE marking, indicating that the device conforms to applicable regulatory requirements, and, accordingly, can be commercially marketed within the EEA and other countries that recognize this mark for regulatory purposes.

We obtained European CE Mark approval for our Maestro Rechargeable System in 2011. The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for our Maestro System (which is considered an AIMD in Australia and the EEA, and falls into Class III within the United States), the method involved a combination of self-assessment and issuance of declaration of conformity by the manufacturer of the safety and performance of the device, and a third-party assessment by a Notified Body of the design of the device and of the our quality system. A Notified Body is a private commercial entity that is designated by the national government of a member state as being competent to make independent judgments about whether a product complies with applicable regulatory requirements. The assessment included, among other things, a clinical evaluation of the conformity of the device with applicable regulatory requirements. We use DEKRA Certification B.V. (formerly known as KEMA Quality) in the Netherlands as the Notified Body for our CE marking approval process.

Employees

As of December 31, 2013, we had a total of 27 employees. All of these employees are located in the United States.

From time to time we also employ independent contractors, consultants and temporary employees to support our operations. None of our employees are subject to collective bargaining agreements. We have never experienced a work stoppage and believe that our relations with our employees are good.

Executive Officers

The following table sets forth information regarding our executive officers, including their ages, as of February 28, 2014:

Name	Age	Position
Mark B. Knudson, Ph.D.	65	President, Chief Executive Officer, Chairman and Director
Greg S. Lea	61	Senior Vice President, Chief Financial Officer and Chief Operating Officer
Adrianus (Jos) Donders	60	Senior Vice President of Research and Advanced Development
Katherine S. Tweden	53	Vice President, Clinical and Regulatory

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

We are a development stage medical device company with a limited operating history upon which you can evaluate our business. Currently, we only have met the regulatory process required to sell our product in Australia, the European Economic Area and other countries that recognize the European CE Mark, and do not have any other source of revenue. We completed the first commercial sale of our product outside the United States in the first quarter of 2012, but do not expect to have a commercial sale within the United States until late 2014, if at all. We have been engaged in research and development and clinical trials since our inception in 2002 and have invested substantially all of our time and resources in developing our VBLOC therapy, which we intend to commercialize initially in the form of our Maestro Rechargeable System. The success of our business will depend on our ability to obtain additional regulatory approvals to market our Maestro Rechargeable System and any products we may develop in the future and our ability to create product sales, successfully introduce new products, establish our sales force and control costs, all of which we may be unable to do. If we are unable to successfully develop, receive additional regulatory approvals for and commercialize our Maestro Rechargeable System for its indicated use, we may never generate revenue or be profitable and we may have to cease operations. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects.

We have incurred losses since inception and we anticipate that we will continue to incur increasing losses for the foreseeable future.

We have incurred losses in each year since our formation in 2002. As of December 31, 2013, we had experienced net losses during the development stage of $225.8 million. Our net loss applicable to common stockholders for the fiscal years ended December 31, 2013, 2012 and 2011 was $25.8 million, $23.5 million and $26.0 million, respectively. We have funded our operations to date principally from the sale of our securities and through the issuance of indebtedness. Development of a new medical device, including conducting clinical trials and seeking regulatory approvals, is a long, expensive and uncertain process. Although we recently met the regulatory process required to sell our Maestro Rechargeable System in Australia, the European Economic Area and other countries that recognize the European CE Mark, and commenced commercial sales in the first half of 2012 in Australia and the Middle East, we expect to incur significant sales and marketing expenses prior to recording sufficient revenue to offset these expenses. We expect our general and administrative expenses to increase as we continue to add the infrastructure necessary to support our initial commercial sales, operate as a public company and develop our intellectual property portfolio. For these reasons, we expect to continue to incur significant and increasing operating losses for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with developing new medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or liquidate some or all of our assets.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development, including conducting current and future clinical trials for our Maestro System, and initiating the commercialization of our product. Cash used in operations was $18.4 million, $22.5 million and $19.9 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively. We expect that our cash used in operations will continue to be significant in the upcoming years, and we may need to raise additional capital to continue our research and development programs, commercialize our Maestro Rechargeable System in Australia, the Middle East, other international markets, or the United States, if approved by the FDA, explore other indications for our product, and fund our ongoing operations.

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

The health care industry is highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The obesity treatment market in which we operate has grown significantly in recent years and is expected to continue to expand as technology continues to evolve and awareness of the need to treat the obesity epidemic grows. Although we are not aware of any competitors in the neuroblocking market, we face potential competition from pharmaceutical and surgical obesity treatments. Many of our competitors in the obesity treatment field have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly if they pursue competing solutions through collaborative arrangements with large and established companies, such as Allergan, Apollo Endosurgery, Boston Scientific, Cyberonics, Johnson & Johnson, Medtronic or St. Jude Medical. Our competitors may develop and patent processes or products earlier than us, obtain regulatory approvals for competing products more rapidly than we are able to and develop more effective, safer and less expensive products or technologies that would render our products non-competitive or obsolete.

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

We submitted a PMA application for our Maestro Rechargeable System in June 2013 and it was accepted for review and filing in July 2013. The FDA has scheduled an Advisory Panel meeting for June 17, 2014 to review our PMA application for approval of the Maestro System. We may not obtain the necessary regulatory approvals to market our Maestro System in the United States or additional geographies. Even if we obtain approval, the FDA or other regulatory authorities may require expensive or burdensome post-market testing or controls. Any delay in, failure to receive or maintain, or significant limitation on approval for our Maestro System could prevent us from generating revenue or achieving profitability and we may be forced to cease operations.

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

•

ReCharge: In October 2010, we received an unconditional IDE Supplement approval from the FDA to conduct a randomized, double-blind, sham-controlled, multicenter pivotal clinical trial, called the ReCharge trial, testing the effectiveness and safety of VBLOC therapy utilizing our second generation Maestro Rechargeable System. Enrollment and implantation in the ReCharge trial was completed in December 2011 in 239 randomized patients (233 implanted) at 10 centers. All patients in the trial received an implanted device and were randomized in a 2:1 allocation to treatment or control groups. The control group received a non-functional device during the trial period. All patients were expected to participate in a standard weight management counseling program. The primary endpoints of efficacy and safety were evaluated at 12 months. In February 2013, we announced the preliminary results of the ReCharge trial. Based on our initial analysis, the ReCharge trial did not meet its co-primary efficacy endpoints in that the pre-specified super-superiority margin for the difference in weight loss between the treatment arm and the control arm was not met and the pre-specified percent excess weight loss thresholds were not met. The ReCharge trial did meet its safety endpoint. A premarket approval (PMA) application for the Maestro Rechargeable System, was submitted to the FDA in June 2013 and was accepted for review and filing in July 2013. The FDA has scheduled an Advisory Panel meeting for June 17, 2014 to review our PMA application for approval of the Maestro System. The inability to achieve our co-primary efficacy endpoints in our ReCharge trial has created uncertainty regarding our ability to achieve regulatory approval of our Maestro Rechargeable System in the United States, has caused us to need additional capital to fund the regulatory process, and has created complications and uncertainty regarding our future financing options.

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

If our VBLOC therapy, or any other neuroblocking therapy for other gastrointestinal diseases and disorders that we may develop, does not achieve an adequate level of acceptance by the relevant constituencies, we may not generate significant product revenue and may not become profitable. We commenced commercial sales of our Maestro Rechargeable System in Australia and the Middle East in the first half of 2012, but did not recognize any revenue in 2013 as we focused our resources on the U.S. regulatory approval process. The earliest we expect to be able to commercialize our Maestro Rechargeable System in the United States is late 2014, if at all. If we are not successful in the commercialization of our Maestro Rechargeable System for the treatment of obesity we may never generate any revenue and may be forced to cease operations.

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

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by our European Notified Body and the FDA and other regulatory bodies. In particular we and our manufacturers and suppliers are required to comply with ISO requirements, Good Manufacturing Practices, which for medical devices is called the Quality System Regulation (QSR), and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain marketing approval. The FDA enforces the QSR through inspections, which may be unannounced, and the CE system enforces its certification through inspections and audits as well. We and our third-party manufacturers and suppliers are subject to inspection by the FDA during the PMA application review process and will have to successfully complete such inspections before we receive regulatory approvals for our Maestro System in the United States. Our quality system has received certification of compliance to the requirements of ISO 13485:2003 and will have to continue to successfully complete such inspections to maintain regulatory approvals for sales outside the United States. Failure by us or one of our manufacturers or suppliers to comply with statutes and regulations administered by the FDA, CE authorities and other regulatory bodies, or failure to adequately respond to any observations, could result in enforcement actions against us or our manufacturers or suppliers, including, restrictions on our product or manufacturing processes, withdrawal of the product from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

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

We have no experience as a company in sales, marketing and distribution of our product and are just beginning the process of developing a sales and marketing organization. We have entered into an agreement with Device Technologies, a third-party distributor in Australia, to commence the commercial sale of our product in Australia and we have entered into an agreement with Bader Sultan & Brothers, a third-party distributor in Kuwait, to commence the commercial sale of our product in the Middle East. To generate sales in Australia and launch the commercialization of our product in other geographic regions we may need to identify and enter into other third-party distributor agreements. There is no assurance that we can do so on economically acceptable terms or that if we do so, that third party will be successful in selling our product. We will also need to develop a sales and marketing infrastructure or contract with third parties to perform that function before launching the commercialization of our product in markets outside of Australia and the Middle East. Developing a sales force is expensive and time consuming and could delay or limit the success of any product launch. Even if we obtain approval from the FDA to market our Maestro System, we may be unable to develop an effective sales and marketing organization on a timely basis, if at all. If we develop our own sales and marketing capabilities, our sales force will be competing with the experienced and well-funded marketing and sales organizations of our more established competitors. If we are unable to establish our own sales and marketing capabilities, we will need to contract with third parties to market and sell our product. In this event, our profit margins would likely be lower than if we performed these functions ourselves. In addition, we would necessarily be relying on the skills and efforts of others for the successful marketing of our product. If we are unable to establish and maintain effective sales and marketing capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable.

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

Our commercial success depends in part on our ability to obtain protection in the United States and other countries for our Maestro System and VBLOC therapy by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. To date, we have 33 issued U.S. patents, 27 of which pertain to treating gastrointestinal disorders, and 13 U.S. patent applications. We have four granted European patents and seven granted Australian patents. We also have 30 national stage patent applications, including applications in Australia, China, India, Europe and Japan, one granted Chinese application and one granted application in Japan. In addition, we are the exclusive licensee to two U.S. patents owned by Mayo Foundation for Medical Education and Research, which are unrelated to our VBLOC therapy. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us any competitive advantage. We expect to incur substantial costs in obtaining patents and, if necessary, defending our proprietary rights. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. We do not know whether we will obtain the patent protection we seek, or that the protection we do obtain will be found valid and enforceable if challenged. If we fail to obtain adequate protection of our intellectual property, or if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. We may also determine that it is in our best interests to voluntarily challenge a third party’s products or patents in litigation or administrative proceedings, including patent interferences or re-examinations. In the event that we seek to enforce any of our owned or exclusively licensed patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert, which, if successful could result in the loss of the entire patent or the relevant portion of our patent, which would not be limited to any particular party. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Even if we were to prevail in any litigation, we cannot assure you that we can obtain an injunction that prevents our competitors from practicing our patented technology. Our competitors may independently develop similar or alternative technologies or products without infringing any of our patent or other intellectual property rights, or may design around our proprietary technologies.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our public offering in November 2007 through February 28, 2014 our stock price has fluctuated from a low of $0.81 to a high of $64.62, as adjusted for the 1-for-6 reverse split of our common stock that was effected on July 9, 2010. The market price for our common stock will be affected by a number of factors, including:

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

Our executive officers and directors and entities affiliated with them beneficially own, in the aggregate (including options and warrants exercisable currently or within 60 days of December 31, 2013), approximately 20.7% of our outstanding common stock. Our executive officers, directors and affiliated entities, if acting together, could be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may affect the market price of our common stock. This concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of February 28, 2014, there were approximately 75 holders of record of our common stock and 66,568,937 shares of common stock outstanding. No dividends have been paid on our common stock to date, and we do not anticipate paying any dividends in the foreseeable future.

The following table sets forth the high and low sales prices of our common stock as quoted on the NASDAQ Stock Market for the periods indicated.

Price Range of Common Stock

	Price Range
	High	Low
Fiscal 2012
First Quarter	$2.40	$1.73
Second Quarter	$3.77	$2.15
Third Quarter	$4.40	$2.86
Fourth Quarter	$3.93	$2.25
Fiscal 2013
First Quarter	$3.23	$0.81
Second Quarter	$1.47	$0.81
Third Quarter	$1.37	$1.00
Fourth Quarter	$2.24	$1.11

The closing price for our common stock as reported by the NASDAQ Capital Market on February 28, 2014 was $2.43 per share.

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

The following graph shows a comparison of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes $100 was invested in our common stock and in each of the indexes on December 31, 2008.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among EnteroMedics, the NASDAQ Composite Index

and the NASDAQ Medical Equipment Index

* $100 invested on 12/31/08 in stock or index, including reinvestment of dividends. No dividends have been declared or paid on our common stock. Stock performance shown in the above chart for the common stock is historical and should not be considered indicative of future price performance. The graph was prepared by Research Data Group, Inc.

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
EnteroMedics Inc.	$100.00	$38.36	$35.16	$19.41	$31.96	$23.29
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Medical Equipment	100.00	135.05	144.86	158.78	175.96	205.02

ITEM 6.	SELECTED FINANCIAL DATA

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

	Fiscal Years
	2013	2012	2011	2010(1)	2009
	(In thousands, except per share data)
Sales	$—	$311	$—	$—	$—
Operations:
Loss from operations	(24,734)	(22,549)	(25,257)	(16,177)	(24,212)
Net loss	(25,781)	(23,460)	(25,997)	(17,347)	(31,929)
Basic and diluted net loss per share	(0.47)	(0.59)	(0.86)	(2.06)	(6.42)
Shares used to compute basic and diluted net loss per share	55,010	39,537	30,205	8,420	4,974

Financial Position:
Cash, cash equivalents, restricted cash and short-term investments	23,297	22,509	29,693	37,368	14,618
Working capital (current assets less current liabilities)	16,150	16,866	22,003	33,807	8,821
Total assets	26,388	26,096	32,486	38,687	16,214
Long-term debt, net of current portion and discounts	2,868	6,684	2,881	4,983	3,881
Deficit accumulated during development stage	(225,953)	(200,172)	(176,712)	(150,715)	(133,368)
Total stockholders’ equity	14,679	11,875	20,041	29,707	5,581

(1)	Basic and diluted net loss per share and shares used to compute basic and diluted net loss per share include the impact of converting 3,394,309 shares of convertible preferred stock into common stock immediately following the closing of our public offering on December 14, 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We continue to evaluate the Maestro System in human clinical trials in the United States, Australia, Mexico and Norway. To date, we have not observed any mortality related to our device or any unanticipated adverse device effects in these clinical trials. We have also not observed any long-term problematic clinical side effects in any patients, including in those patients who have been using the Maestro System for more than one year.

In October 2010, we received an unconditional Investigational Device Exemption (IDE) Supplement approval from the U.S. Food and Drug Administration (FDA) to conduct a randomized, double-blind, sham-controlled, multicenter pivotal clinical trial, called the ReCharge trial, testing the effectiveness and safety of VBLOC therapy utilizing our second generation Maestro Rechargeable (RC) System. Enrollment and implantation in the ReCharge trial was completed in December 2011 in 239 randomized patients (233 implanted) at 10 centers. All patients in the trial received an implanted device and were randomized in a 2:1 allocation to treatment or control groups. The control group received a non-functional device during the trial period. All patients were expected to participate in a standard weight management counseling program. The primary endpoints of efficacy and safety were evaluated at 12 months. As announced on February 7, 2013, the ReCharge trial met its primary safety endpoint, though it did not meet its predefined co-primary efficacy endpoints. The trial did however demonstrate in the intent to treat (ITT) population (n=239) a clinically meaningful and statistically significant excess weight loss (EWL) of 24.4% (approximately 10% total body weight loss (TBL)) for VBLOC therapy-treated patients, with 52.5% of patients achieving at least 20% EWL. On December 3, 2013 we announced 18 month efficacy and safety results from the ReCharge trial showing that VBLOC therapy-treated patients were maintaining their weight loss, while the sham control group gained back over 40% of the weight loss seen at 12 months. The 18 month data also continued to show positive safety signals. See additional discussion regarding the 12 and 18 month ReCharge trial data in the “Clinical Development” section included in Item 1 of this Annual Report on Form 10-K.

As a result of the positive safety and efficacy profile of VBLOC therapy, we used the data from the ReCharge trial to support a premarket approval (PMA) application for the Maestro Rechargeable System, which we announced was submitted to the FDA in June 2013 and was accepted for review and filing in July 2013. The FDA has scheduled an Advisory Panel meeting for June 17, 2014 to review our PMA application for approval of the Maestro System. If the FDA grants us approval, we anticipate we will be able to commercialize the Maestro Rechargeable System in the United States in late 2014.

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

We obtained European CE Mark approval for our Maestro Rechargeable System in 2011. In January 2012, the final Maestro Rechargeable System components were listed on the Australian Register of Therapeutic Goods (ARTG) by the Therapeutic Goods Administration (TGA). We have entered into exclusive, multi-year agreements with Device Technologies Australia Pty Limited and Bader Sultan & Brothers Co. W.L.L., for commercialization and distribution of the Maestro ReChargeable System in Australia and the Gulf Coast Countries, including Saudi Arabia, Kuwait, Bahrain, Qatar and the United Arab Emirates, respectively. We continue to explore additional select international markets to commercialize the Maestro Rechargeable System, including Europe.

The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for our Maestro System (which is considered an Active Implantable Medical Device (AIMD) in Australia and the European Economic Area, and falls into Class III within the United States), the method involved a combination of self-assessment and issuance of declaration and conformity by the manufacturer of the safety and performance of the device, and a third-party assessment by a Notified Body of the design of the device and of our quality system. We use DEKRA Certification B.V. (formerly known as KEMA Quality) in the Netherlands as the Notified Body for our CE marking approval process.

Thus far, we have only generated revenue from the sale of products in 2012 and did not have sales in 2013 as we continued to focus our resources on the U.S. regulatory approval process, and we have incurred net losses in each year since our inception. As of December 31, 2013, we had experienced net losses during the development stage of $225.8 million. Although we have received ARTG listings to sell our Maestro Rechargeable System in Australia and European CE Mark to sell our Maestro Rechargeable System in the European Economic Area and other countries that recognize the European CE Mark, resulting in our first commercial sales in 2012, we expect to incur significant sales and marketing expenses prior to recording sufficient revenue to offset these expenses. We expect our general and administrative expenses to increase as we continue to add the infrastructure necessary to support our initial commercial sales, operate as a public company and develop our intellectual property portfolio. For these reasons, we expect to continue to incur significant and increasing operating losses for the next several years. We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments.

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

Inventory

Since inception, inventory related purchases primarily have been used for research and development related activities and have accordingly been expensed as incurred. In December 2011, we began receiving ARTG listings for components of the Maestro Rechargeable System from the Australian TGA, with the final components being listed on the ARTG in January 2012. As a result, we determined certain assets were recoverable as inventory beginning in December 2011 and have recorded a current inventory balance of approximately $1.1 million and $1.3 million as of December 31, 2013 and 2012, respectively. We account for inventory at the lower of cost or market and record any long-term inventory as other assets in the consolidated balance sheets. There was approximately $794,000 and $862,000 of long-term inventory as of December 31, 2013 and 2012, respectively.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements using the intrinsic value method and recognized the expense over the option vesting period. The intrinsic value method is calculated as the difference, if any, between the fair value of our common stock and the exercise price on the date of the grant. We also followed the minimum value disclosure provisions. Using the intrinsic value method, we were not required to recognize stock-based compensation expense for employee stock options granted from inception through 2005 as the exercise prices, for financial reporting purposes, were determined to be at or above the deemed fair value of the underlying common stock on the date of grant. The fair value of our common stock was assessed and approved by our board of directors, the members of which have extensive experience in the life sciences industry and all but one of whom are nonemployee directors. In determining the appropriateness of the fair value of our common stock, the board of directors considered several factors, such as our life cycle, results of research and development, recent financings and financial projections.

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

Net Operating Losses and Tax Credit Carryforwards

At December 31, 2013, we had federal net operating loss carryforwards of approximately $81.2 million. Of this amount, approximately $33.1 million is available after the application of Internal Revenue Code (IRC) Section 382 limitations, discussed below. These net operating loss carryforwards will expire in varying amounts from 2022 through 2033, if not utilized. The IRC imposes restrictions on the utilization of various carryforward tax attributes in the event of a change in ownership of the Company, as defined by IRC Section 382. In addition, IRC Section 382 may limit the Company’s built-in items of deduction, including capitalized start-up costs and research and development costs. During 2011, we completed an IRC Section 382 review and the results of this review indicate ownership changes have occurred which would cause a limitation on the utilization of carryforward attributes. The Company’s gross net operating loss carryforwards, start-up costs and research and development credits are all subject to limitation. Under these tax provisions, the limitation is applied first to any built-in losses, then to any net operating losses and then to any general business credits. The Section 382 limitation and accompanying recognized built-in loss limitation is currently estimated to result in the expiration of $48.1 million of our gross federal net operating loss carryforward, as well as a write-off of $5.9 million of capitalized start-up costs, $11.1 million of capitalized research and development costs, $1.5 million of property and equipment and $2.4 million of research and development credits. Any ownership changes since we completed our IRC Section 382 review in 2011 could result in further limitations on the utilization of carryforward attributes. A valuation allowance has been established to reserve for the potential benefits of the remaining carryforwards and tax credits in our consolidated financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets.

Financial Overview

Revenue

We obtained European CE Mark approval for our Maestro Rechargeable System in 2011, which enables commercialization in the European Economic Area and other countries that recognize the European CE Mark. In January 2012, the final Maestro Rechargeable System components were listed on the ARTG by the Australian TGA. We have entered into exclusive, multi-year agreements with Device Technologies Australia Pty Limited and Bader Sultan & Brothers Co. W.L.L., for commercialization and distribution of the Maestro ReChargeable System in Australia and the Gulf Coast Countries, including Saudi Arabia, Kuwait, Bahrain, Qatar and the United Arab Emirates, respectively. We made our first commercial shipments to Device Technologies Australia Pty Limited and Bader Sultan & Brothers Co. W.L.L. during the year ended December 31, 2012 and recognized $311,000 in revenue. We did not recognize any revenue for the year ended December 31, 2013, primarily due to focusing our resources on the U.S. regulatory approval process.

In the United States, we completed enrollment and device implantation in our ReCharge pivotal trial for obesity in December 2011. The primary endpoints of efficacy and safety were evaluated at 12 months. As announced on February 7, 2013, the ReCharge trial met its primary safety endpoint, though it did not meet its predefined co-primary efficacy endpoints. The trial did however demonstrate in the ITT population (n=239) a clinically meaningful and statistically significant EWL of 24.4% (approximately 10% TBL) for VBLOC therapy-treated patients, with 52.5% of patients achieving at least 20% EWL. On December 3, 2013 we announced 18 month efficacy and safety results from the ReCharge trial showing that VBLOC therapy-treated patients were maintaining their weight loss, while the sham control group gained back over 40% of the weight loss seen at 12 months. The 18 month data also continued to show positive safety signals. See additional discussion regarding the 12 and 18 month ReCharge trial data in the “Clinical Development” section included in Item 1 of this Annual Report on Form 10-K. As a result of the positive safety and efficacy profile of VBLOC therapy, we used the data from the ReCharge trial to support a PMA application for the Maestro Rechargeable System, which we announced was submitted to the FDA in June 2013 and was accepted for review and filing in July 2013. The FDA has scheduled an Advisory Panel meeting for June 17, 2014 to review our PMA application for approval of the Maestro System. If the FDA grants us approval, we anticipate we will be able to commercialize the Maestro Rechargeable System in the United States in late 2014. Any revenue from initial sales of a new product in the United States or internationally is difficult to predict and in any event will only modestly reduce our continued losses resulting from our research and development and other activities.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development and clinical and regulatory expenses, incurred in the development of our Maestro System. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, clinical trial expenses, including supplies, devices, explants and revisions, depreciation and travel. We expense research and development costs as they are incurred. From inception through December 31, 2013, we have incurred a total of $138.5 million in research and development expenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, market development and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, and accounting services, cash management fees, consulting fees and travel expenses. From inception through December 31, 2013, we have incurred $73.8 million in selling, general and administrative expenses.

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2012

Sales.    There were no sales for the year ended December 31, 2013, which was primarily the result of focusing our resources on the U.S. regulatory approval process, compared to $311,000 sales for the year ended December 31, 2012. The $311,000 of sales for the year ended December 31, 2012 were the result of our first commercial shipments of the Maestro ReChargeable System beginning in the first quarter of 2012.

Cost of Goods Sold.    There were no cost of goods sold for the year ended December 31, 2013, compared to $232,000 for the year ended December 31, 2012. Gross margin was 25.7% for the year ended December 31, 2012.

Research and Development Expenses.    Research and development expenses were $11.1 million for the year ended December 31, 2013, compared to $10.7 million for the year ended December 31, 2012. The increase of $407,000, or 3.8%, was primarily due to increases of $925,000, $448,000 and $234,000 in professional services, employee stock-based compensation and device costs, respectively, offset by decreases of $852,000 and $247,000 in payroll-related expenses and travel costs, respectively. The increase in professional services was primarily related to costs associated with the unblinding of the ReCharge trial and the resulting work around our PMA application for the Maestro Rechargeable System, which was submitted to the FDA in June 2013 and the increased utilization of consultants in place of permanent employees lost to attrition. The increase in employee stock-based compensation was the result of stock option grants made to management on July 10, 2012 and May 31, 2013. The increase in device costs was primarily the result of ReCharge sham control patients beginning to convert to active devices. The increased use of consultants also resulted in the decreases to payroll-related expenses and travel.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $13.7 million for the year ended December 31, 2013, compared to $12.0 million for the year ended December 31, 2012. The increase of $1.7 million, or 14.2%, was primarily due to an increases of $1.2 million and $527,000 in employee stock-based compensation and professional services, respectively. The increase in employee stock-based compensation was the result of stock option grants made to management on July 10, 2012 and May 31, 2013. The increase in professional services was primarily related to costs associated with the unblinding of the ReCharge trial and ongoing international commercialization efforts.

Interest Expense.    Interest expense was $932,000 for the year ended December 31, 2013, compared to $902,000 for the year ended December 31, 2012. The increase of $31,000, or 3.4%, was the result of a loan modification which occurred in April 2012 increasing the principal balance from $4.7 million to $10.0 million and increasing the interest rate from 6.25% to 8.00% with interest only payments through March 31, 2013.

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

Research and Development Expenses.    Research and development expenses were $10.7 million for the year ended December 31, 2012, compared to $16.7 million for the year ended December 31, 2011. The decrease of $6.0 million, or 36.0%, was primarily due to decreases of $4.8 million and $984,000 in professional services and device costs, respectively. The decreases in professional services and device costs are primarily the result of the completion of enrollments and device implantation in our ReCharge trial in late 2011. Ongoing costs in 2012 were for follow-up visits, which are significantly less than the implantation costs.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $12.0 million for the year ended December 31, 2012, compared to $8.6 million for the year ended December 31, 2011. The increase of $3.4 million, or 39.4%, was primarily due to an increase of $2.1 million in compensation and benefits, including $1.3 million in stock-based compensation, and an increase of $1.1 million in professional services. The increase in compensation and benefits, including stock-based compensation, was the result of increased staff to support international commercialization efforts as well as stock option grants made to management on July 10, 2012. The increase in professional services was also the result of international commercialization efforts.

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

Liquidity and Capital Resources

We have incurred losses since our inception in December 2002 and, as of December 31, 2013 we had experienced net losses during the development stage of $225.8 million. We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. Through December 31, 2012, we had received net proceeds of $178.5 million from the sale of common stock and preferred stock, including $39.1 million from our initial public offering in November 2007 and $76.2 million from public, private placement and registered direct offerings from 2009 through 2012. In addition, through December 31, 2012 we had received $41.2 million in debt financing, $746,000 to finance equipment purchases and $40.4 million to finance working capital. We had also received approximately $6.5 million from the exercise of common stock warrants. On February 27, 2013, we closed a public offering, selling 13,770,000 shares of common stock, together with warrants to purchase approximately 5,508,000 shares of common stock at an aggregate price of $0.95 per share and corresponding warrant, for gross proceeds of $13.1 million before deducting offering expenses. As of December 31, 2013 we had also received gross proceeds of $11.0 million before deducting offering expenses, from draws on our “at-the-market” equity offering program (ATM) with Canaccord Genuity Inc., and have received an additional $5.8 million in gross proceeds under the ATM and $2.0 million in proceeds from the exercise of common stock warrants subsequent to December 31, 2013 through March 27, 2014.

As of December 31, 2013, we had $23.3 million in cash and cash equivalents. Of this amount $16.6 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents. We believe that our cash and cash equivalents balance of $23.3 million as of December 31, 2013, in addition to $5.8 million and $2.0 million of gross proceeds received from the sale of common stock under the ATM (see discussion below) and from the exercise of common stock warrants, respectively, subsequent to December 31, 2013 through March 27, 2014, and any interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements (including scheduled or potentially accelerated debt obligations) into 2015, assuming we do not receive any additional funds. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute our business plan, including commercialization of the Maestro Rechargeable System, we will need to raise additional funds. See further discussion in the below section titled “Operating Capital and Capital Expenditure Requirements.”

On April 16, 2012, we entered into a Loan and Security Agreement (the Loan Agreement) with SVB pursuant to which SVB agreed to make term loans in an aggregate principal amount of up to $20.0 million ($10.0 million of which is not available as we did not meet the predefined primary efficacy measures of the ReCharge trial and did not meet certain financial objectives for 2012), on the terms and conditions set forth in the Loan Agreement.

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

The First Amendment added two new financial covenants, one of which requires us to receive cumulative aggregate proceeds of at least $5.0 million by November 15, 2013, which has been fulfilled through the use of the equity distribution agreement with Canaccord Genuity Inc. (see discussion below), and $10.0 million by April 15, 2014 from new capital transactions. The amount required will adjust up or down based on our actual cash position compared to our financial plan. The second financial covenant requires us to maintain a liquidity ratio (unrestricted cash divided by outstanding debt) of at least 1.25:1.00 until we receive FDA approval for the Maestro Rechargeable System at which point it will be reduced to 0.75:1.00. The First Amendment did not change the interest rate or the amortization structure. We will pay SVB a $187,000 success fee in the event we receive FDA approval for the Maestro Rechargeable System.

On July 31, 2013, we entered into an equity distribution agreement with Canaccord Genuity Inc. (Canaccord) to sell shares of our common stock having aggregate gross sales proceeds of up to $20.0 million, from time to time, through an ATM under which Canaccord will act as our sales agent. We will determine, at our sole discretion, the timing and number of shares to be sold under this ATM. We will pay Canaccord a commission for its services in acting as agent in the sale of common stock equal to 2.0% of the gross sales price per share of all shares sold through it as agent under the equity distribution agreement. As of December 31, 2013, we had sold 7,917,755 shares under the ATM at a weighted-average selling price of $1.39 per share for gross proceeds of approximately $11.0 million before deducting offering expenses. Subsequent to December 31, 2013 through March 27, 2014, we have sold an additional 2,506,222 shares under the ATM at a weighted-average selling price of $2.33 per share for gross proceeds of approximately $5.8 million before deducting offering expenses.

Net Cash Used in Operating Activities

Net cash used in operating activities was $18.4 million, $22.5 million and $19.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was partially offset by stock-based compensation, depreciation and amortization, and changes in operating assets and liabilities, including inventory which was recorded as an asset beginning in 2011 as we began receiving ARTG listings for components of the Maestro Rechargeable System from the Australian TGA in December 2011.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $216,000 for the year ended December 31, 2013, compared to net cash provided by investing activities of $1.0 million and $5.1 million for the years ended December 31, 2012 and 2011, respectively. Net cash used in investing activities for the year ended December 31, 2013 is related to the purchase of $416,000 in property and equipment offset by a decrease in restricted cash of $200,000 due to the expiration of the requirement in our lease agreement with Roseville Properties Management Company to maintain an irrevocable, unconditional, standby letter of credit until October 1, 2013. Net cash provided by investing activities for the year ended December 31, 2012 is primarily related to $1.0 million in maturities of short-term investments available for sale offset by the purchase of $76,000 in property and equipment. Net cash provided by investing activities for the year ended December 31, 2011 is primarily related to a $6.3 million decrease in the restricted cash balance as a result of an amendment to a the loan agreement with SVB and $4.0 million in maturities of short-term investments available for sale offset by the purchase of $5.0 million in short-term investments available for sale and $252,000 in property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $19.6 million, $15.4 million and $12.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. For the year ended December 31, 2013, net cash provided by financing activities was primarily the result of a public offering that resulted in gross proceeds of $13.1 million for the issuance of common stock and common stock warrants and gross proceeds from ATM draws of $11.0 million, offset by $1.4 million in financing costs and principal repayments of $3.0 million on our long-term debt.

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

Operating Capital and Capital Expenditure Requirements

We have only generated revenue from the sale of products in 2012 and did not have sales in 2013 as we continued to focus our resources on the U.S. regulatory approval process. We obtained European CE Mark approval for our Maestro Rechargeable System in 2011. In January 2012, the final Maestro Rechargeable System components were listed on the ARTG by the Australian TGA. We have entered into exclusive, multi-year agreements with Device Technologies Australia Pty Limited and Bader Sultan & Brothers Co. W.L.L., for commercialization and distribution of the Maestro ReChargeable System in Australia and the Gulf Coast Countries, including Saudi Arabia, Kuwait, Bahrain, Qatar and the United Arab Emirates, respectively. We continue to explore additional select international markets to commercialize the Maestro Rechargeable System, including Europe. In the United States, we completed enrollment and device implantation in our ReCharge pivotal trial for obesity in December 2011. The primary endpoints of efficacy and safety were evaluated at 12 months. As announced on February 7, 2013, the ReCharge trial met its primary safety endpoint, though it did not meet its predefined co-primary efficacy endpoints. The trial did however demonstrate in the ITT population (n=239) a clinically meaningful and statistically significant EWL of 24.4% (approximately 10% TBL) for VBLOC therapy-treated patients, with 52.5% of patients achieving at least 20% EWL. On December 3, 2013 we announced 18 month efficacy and safety results from the ReCharge trial showing that VBLOC therapy-treated patients were maintaining their weight loss, while the sham control group gained back over 40% of the weight loss seen at 12 months. The 18 month data also continued to show positive safety signals. See additional discussion regarding the 12 and 18 month ReCharge trial data in the “Clinical Development” section included in Item 1 of this Annual Report on Form 10-K. As a result of the positive safety and efficacy profile of VBLOC therapy, we used the data from the ReCharge trial to support a PMA application for the Maestro Rechargeable System, which we announced was submitted to the FDA in June 2013 and accepted for review and filing in July 2013. The FDA has scheduled an Advisory Panel meeting for June 17, 2014 to review our PMA application for approval of the Maestro System. If the FDA grants us approval, we anticipate we will be able to commercialize the Maestro Rechargeable System in the United States in late 2014. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, prepare for the potential commercial launch of our Maestro Rechargeable System, develop the corporate infrastructure required to sell our products, operate as a publicly-traded company and pursue additional applications for our technology platform.

We believe that the cash and cash equivalents balance of approximately $23.3 million as of December 31, 2013, in addition to $5.8 million and $2.0 million of gross proceeds received from the sale of common stock under the ATM and from the exercise of common stock warrants, respectively, subsequent to December 31, 2013 through March 27, 2014, and any interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements (including scheduled or potentially accelerated debt obligations) into 2015, assuming we do not receive any additional funds. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute our business plan, including commercialization of the Maestro Rechargeable System, we will need to raise additional funds. If our available cash and cash equivalents balances are insufficient to satisfy our liquidity requirements, we may seek additional funding through the ATM, sell additional equity or debt securities or enter into a credit facility. Obtaining funds through the ATM or through the sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, or the FDA does not approve the Maestro Rechargeable System for commercial use in the U.S., we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$513,158	$291,369	$221,789	$—	$—
Long-term debt, including interest	8,020,074	4,418,889	3,601,185	—	—

Total contractual cash obligations	$8,533,232	$4,710,258	$3,822,974	$—	$—

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

Recent Accounting Pronouncements

Various accounting standards and interpretations have been issued with 2013 effective dates and effective dates subsequent to December 31, 2013. We have evaluated the recently issued accounting pronouncements that are currently effective or will be effective in 2014 and believe that none of them have had or will have a material effect on our financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risk is confined to our cash and cash equivalents. As of December 31, 2013, we had approximately $23.3 million in cash and cash equivalents. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

EnteroMedics Inc.

St. Paul, Minnesota

We have audited the accompanying consolidated balance sheets of EnteroMedics Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013 and for the period from December 19, 2002 (date of inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, and for the period from December 19, 2002 (date of inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, MN March 27, 2014

ENTEROMEDICS INC.

(A development stage company)

Consolidated Balance Sheets

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$23,297,479	$22,308,781
Restricted cash	—	200,000
Accounts receivable	17,742	52,406
Inventory	1,127,941	1,271,207
Prepaid expenses and other current assets	546,744	571,654

Total current assets	24,989,906	24,404,048
Property and equipment, net	577,095	609,672
Other assets	820,767	1,082,765

Total assets	$26,387,768	$26,096,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$4,000,000	$3,000,000
Accounts payable	127,329	340,555
Accrued expenses	4,186,060	3,673,609
Accrued interest payable	526,672	523,678

Total current liabilities	8,840,061	7,537,842
Notes payable, less current portion (net of discounts of $131,670 and $316,028 at December 31, 2013 and 2012, respectively)	2,868,330	6,683,972

Total liabilities	11,708,391	14,221,814

Commitments and contingencies (note 14)
Stockholders’ equity:
Common stock, $0.01 par value; 125,000,000 shares authorized; 63,551,350 and 41,843,270 shares issued and outstanding at December 31, 2013 and 2012, respectively	635,514	418,433
Additional paid-in capital	239,996,934	211,628,650
Deficit accumulated during development stage	(225,953,071)	(200,172,412)

Total stockholders’ equity	14,679,377	11,874,671

Total liabilities and stockholders’ equity	$26,387,768	$26,096,485

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Operations

	Years ended December 31,			Period from December 19, 2002 (inception) to December 31, 2013
	2013	2012	2011
Sales	$—	$311,493	$—	$311,493
Cost of goods sold	—	231,520	—	231,520

Gross profit	—	79,973	—	79,973

Operating expenses:
Research and development	11,075,493	10,668,044	16,673,238	138,525,111
Selling, general and administrative	13,658,824	11,960,893	8,583,347	73,788,687

Total operating expenses	24,734,317	22,628,937	25,256,585	212,313,798

Operating loss	(24,734,317)	(22,548,964)	(25,256,585)	(212,233,825)

Other income (expense):
Interest income	5,717	9,877	12,241	4,051,857
Interest expense	(932,364)	(901,835)	(722,859)	(13,396,969)
Change in value of warrant liability	—	—	—	(3,840,622)
Other, net	(119,695)	(19,181)	(30,119)	(402,544)

Net loss	$(25,780,659)	$(23,460,103)	$(25,997,322)	$(225,822,103)

Net loss per share—basic and diluted	$(0.47)	$(0.59)	$(0.86)

Shares used to compute basic and diluted net loss per share	55,009,916	39,536,500	30,205,447

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Comprehensive Loss

	Years ended December 31,			Period from December 19, 2002 (inception) to December 31, 2013
	2013	2012	2011
Net loss	$(25,780,659)	$(23,460,103)	$(25,997,322)	$(225,822,103)
Change in unrealized gain (loss) on available for sale investments	—	(692)	692	—

Comprehensive loss	$(25,780,659)	$(23,460,795)	$(25,996,630)	$(225,822,103)

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Stockholders’ Equity (Deficit)

Period from December 19, 2002 (inception) to December 31, 2013

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

Period from December 19, 2002 (inception) to December 31, 2013

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

Period from December 19, 2002 (inception) to December 31, 2013

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

Period from December 19, 2002 (inception) to December 31, 2013

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

Period from December 19, 2002 (inception) to December 31, 2013

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

Period from December 19, 2002 (inception) to December 31, 2013

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

Period from December 19, 2002 (inception) to December 31, 2013

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

Period from December 19, 2002 (inception) to December 31, 2013

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

Period from December 19, 2002 (inception) to December 31, 2013

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

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

Period from December 19, 2002 (inception) to December 31, 2013

	Series C Convertible Preferred Stock		Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2011	—	$—	—	$—	—	$—	36,752,746	$367,527	$196,384,995	$—	$692	$(176,712,309)	$20,040,905
Net loss	—	—	—	—	—	—	—	—	—	—	—	(23,460,103)	(23,460,103)
Change in unrealized gain (loss) on available for sale investments	—	—	—	—	—	—	—	—	—	—	(692)	—	(692)
Employee stock-based compensation expense	—	—	—	—	—	—	—	—	4,173,132	—	—	—	4,173,132
Nonemployee stock-based compensation expense	—	—	—	—	—	—	—	—	52,190	—	—	—	52,190
Issuance of common stock in registered direct offering in April 2012 for cash at $2.22 per share, net of financing costs of $367,871	—	—	—	—	—	—	2,271,705	22,717	4,659,412	—	—	—	4,682,129
Warrants issued for the purchase of 106,746 shares of common stock in April 2012 valued at $2.22 per warrant for debt funding	—	—	—	—	—	—	—	—	237,349	—	—	—	237,349
Exercise of 5,219 common stock options in 2012 for cash from $1.90 to $2.58 per share	—	—	—	—	—	—	5,219	53	12,613	—	—	—	12,666
Exercise of 2,813,600 warrants in 2012 for cash from $1.90 to $2.19 per share	—	—	—	—	—	—	2,813,600	28,136	6,108,959	—	—	—	6,137,095

Balance, December 31, 2012	—	$—	—	$—	—	$—	41,843,270	$418,433	$211,628,650	$—	$—	$(200,172,412)	$11,874,671

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

Period from December 19, 2002 (inception) to December 31, 2013

	Series C Convertible Preferred Stock		Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2012	—	$—	—	$—	—	$—	41,843,270	$418,433	$211,628,650	$—	$—	$(200,172,412)	$11,874,671
Net loss	—	—	—	—	—	—	—	—	—	—	—	(25,780,659)	(25,780,659)
Employee stock-based compensation expense	—	—	—	—	—	—	—	—	5,788,249	—	—	—	5,788,249
Nonemployee stock-based compensation expense	—	—	—	—	—	—	—	—	166,679	—	—	—	166,679
Issuance of common stock and warrants to purchase approximately 5,508,000 shares of common stock in registered public offering in February 2013 for cash at an aggregate price of $0.95 per share and corresponding warrant, net of financing costs of $1,066,200	—	—	—	—	—	—	13,770,000	137,700	11,877,600	—	—	—	12,015,300
Issuance of common stock through “at-the-market” equity offerings beginning in September 2013 for cash from $1.10 to $2.10 per share, net of financing costs of $381,981	—	—	—	—	—	—	7,917,755	79,178	10,507,939	—	—	—	10,587,117
Exercise of 20,325 warrants in 2013 for cash from $1.14 to $1.90 per share	—	—	—	—	—	—	20,325	203	27,817	—	—	—	28,020

Balance, December 31, 2013	—	$—	—	$—	—	$—	63,551,350	$635,514	$239,996,934	$—	$—	$(225,953,071)	$14,679,377

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Consolidated Statements of Cash Flows

	Years ended December 31,			Period from December 19, 2002 (inception) to December 31, 2013
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(25,780,659)	$(23,460,103)	$(25,997,322)	$(225,822,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	174,629	226,990	303,972	2,661,657
Loss on sale of equipment	—	767	1,269	74,894
Stock-based compensation	5,954,928	4,225,322	2,892,696	24,643,416
Amortization of commitment fees, debt issuance costs and original issue discount	199,592	207,310	234,740	4,293,525
Amortization of short-term investment premium or discount	—	4,719	3,261	(300,071)
Change in value of warrant liability	—	—	—	3,840,622
Other, net	8,030	—	—	8,030
Change in operating assets and liabilities:
Accounts receivable	26,634	(52,406)	—	(25,772)
Inventory	143,266	(202,584)	(1,068,623)	(1,127,941)
Prepaid expenses and other current assets	24,910	233,145	(368,261)	(546,744)
Other assets	246,764	(813,063)	(176,985)	(803,632)
Accounts payable	60,732	(224,562)	367,491	137,310
Accrued expenses	512,451	(2,699,761)	3,834,999	4,186,060
Accrued interest payable	2,994	74,857	37,329	692,494

Net cash used in operating activities	(18,425,729)	(22,479,369)	(19,935,434)	(188,088,255)

Cash flows from investing activities:
Decrease in restricted cash	200,000	—	6,327,031	—
Purchases of short-term investments available for sale	—	—	(5,007,980)	(19,890,213)
Maturities of short-term investments available for sale	—	1,000,000	4,000,000	19,854,414
Purchases of short-term investments held to maturity	—	—	—	(22,414,130)
Maturities of short-term investments held to maturity	—	—	—	22,750,000
Purchases of property and equipment	(416,010)	(76,394)	(252,274)	(3,323,626)

Net cash (used in) provided by investing activities	(216,010)	923,606	5,066,777	(3,023,555)

Cash flows from financing activities:
Proceeds from stock options exercised	—	12,666	2,164	215,684
Proceeds from warrants exercised	28,020	6,137,095	129,689	6,482,456
Proceeds from sale of common stock and warrants for purchase of common stock	24,050,598	5,050,000	14,520,000	143,455,037
Common stock financing costs	(1,448,181)	(367,871)	(1,214,071)	(11,294,482)
Payment to shareholders for fractional shares upon reverse stock split	—	—	—	(355)
Proceeds from sale of Series A, B and C convertible preferred stock	—	—	—	63,766,564
Series A, B and C convertible preferred stock financing costs	—	—	—	(1,658,662)
Proceeds from notes payable and convertible notes payable	—	5,347,807	—	47,993,774
Repayments on notes payable	(3,000,000)	(752,841)	(921,997)	(34,178,928)
Debt issuance costs	—	(50,000)	—	(371,799)

Net cash provided by financing activities	19,630,437	15,376,856	12,515,785	214,409,289

Net increase (decrease) in cash and cash equivalents	988,698	(6,178,907)	(2,352,872)	23,297,479
Cash and cash equivalents:
Beginning of period	22,308,781	28,487,688	30,840,560	—

End of period	$23,297,479	$22,308,781	$28,487,688	$23,297,479

Supplemental disclosure:
Interest paid	$729,778	$619,668	$450,751	$8,402,346
Noncash investing and financing activities:
Cancellation of Alpha Medical, Inc. Series A convertible preferred stock and common stock	$—	$—	$—	$(661,674)
Issuance of Beta Medical, Inc. Series A convertible preferred stock in exchange for Alpha Medical, Inc. Series A convertible preferred stock and common stock	—	—	—	661,674
Value of warrants issued with debt and for debt commitment	—	237,349	—	4,070,532
Value of warrants issued with sale of common and preferred stock offerings	—	—	—	1,684,832
Cashless exercise of warrants	—	—	—	5,244,778
Conversion of notes and interest payable to Series B and C convertible preferred shares	—	—	—	6,980,668
Options issued for deferred compensation	—	—	—	10,898
Common stock issued to Mayo Foundation and for deferred compensation	—	—	—	1,770,904
Reclassification of warrant liability	—	—	—	2,932,766
Conversion of convertible preferred stock to common stock	—	—	—	51,132

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

Since inception, EnteroMedics has incurred losses through December 31, 2013 totaling approximately $225.8 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. The Company may need to obtain additional financing and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize. See Notes 7 and 8 for additional discussion of financing activities.

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

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are primarily deposited in demand and money market accounts. At times, such deposits may be in excess of insured limits. Investments in money market funds are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair values of investments in debt and equity securities, if any, are disclosed in Note 3. The fair value of the Company’s long-term debt is approximately $7.3 million as of December 31, 2013 based on the present value of estimated future cash flows using a discount rate commensurate with borrowing rates available to the Company. If measured at fair value in the consolidated financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

Restricted Cash

The Company had $200,000 in a cash collateral money market account as of December 31, 2012. Pursuant to the Lease Agreement the Company entered into with Roseville Properties Management Company in July 2008, the Company was required to deliver to Roseville Properties an irrevocable, unconditional, standby letter

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

of credit in the amount of $200,000 on the second anniversary of the commencement of lease payments. The irrevocable standby letter of credit was issued by Silicon Valley Bank, who required the Company to set up a restricted cash collateral money market account to fully secure the standby letter of credit. The fully secured standby letter of credit was maintained through October 1, 2013, per the terms of the lease agreement.

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

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance for deferred income tax assets is recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company has provided a full valuation allowance against the gross deferred tax assets as of December 31, 2013 and 2012 (see Note 10). The Company’s policy is to classify interest and penalties related to income taxes as income tax expense in the consolidated statements of operations.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. There was no difference from reported net loss for the year ended December 31, 2013. The difference from reported net loss for the years ended December 31, 2012 and 2011 related entirely to changes in unrealized gains (losses) on available-for-sale investments.

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

Patent Costs

Costs associated with the submission of a patent application are expensed as incurred given the uncertainty of the patents resulting in probable future economic benefits to the Company. Patent-related legal expenses included in general and administrative costs were $296,575, $278,987 and $271,105 for the years ended December 31, 2013, 2012 and 2011, respectively, and $2,739,844 for the period from December 19, 2002 (inception) to December 31, 2013.

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

Effective January 1, 2006, the Company adopted the fair value method of accounting for share-based payments, which superseded the previous accounting method, and requires compensation expense to be recognized using a fair-value-based method for costs related to all share-based payments including stock options. Companies are required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company adopted the new provisions using the prospective transition method, which requires that for nonpublic entities that used the minimum value method for either pro forma or financial statement recognition purposes, to apply the new accounting provisions only to option grants or modifications to existing options that occur after the required effective date. For options granted prior to January 1, 2006, the Company applied the intrinsic value provisions on unvested awards. All options granted prior to January 1, 2006, have fully vested. All option grants valued after January 1, 2006 are expensed on a straight-line basis over the vesting period.

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

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
	2013	2012	2011
Numerator:
Net loss	$(25,780,659)	$(23,460,103)	$(25,997,322)

Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	55,009,916	39,536,500	30,205,447

Net loss per share—basic and diluted	$(0.47)	$(0.59)	$(0.86)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	December 31,
	2013	2012	2011
Stock options outstanding	11,687,300	7,835,533	3,470,908
Warrants to purchase common stock	25,550,625	21,216,447	23,923,301

Recently Issued Accounting Standards

Various accounting standards and interpretations have been issued with 2013 effective dates and effective dates subsequent to December 31, 2013. The Company has evaluated the recently issued accounting pronouncements that are currently effective or will be effective in 2014 and believe that none of them have had or will have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Company did not hold any short-term investments classified as available for sale or held to maturity as of December 31, 2013 and 2012.

(4)	Inventory

From inception, inventory related purchases had been used for research and development related activities and had accordingly been expensed as incurred. In December 2011, the Company began receiving Australian Register of Therapeutic Goods (ARTG) listings for components of the Maestro Rechargeable System from the Australian Therapeutic Goods Administration (TGA), with the final components being listed on the ARTG in January 2012. As a result, the Company determined certain assets were recoverable as inventory beginning in December 2011. The Company accounts for inventory at the lower of cost or market and records any long-term inventory as other assets in the consolidated balance sheets. There was approximately $794,000 and $862,000 of long-term inventory, primarily consisting of raw materials, as of December 31, 2013 and 2012, respectively.

Current inventory consists of the following as of:

	December 31,
	2013	2012
Raw materials	$385,565	$198,647
Work-in-process	624,530	1,051,286
Finished goods	117,846	21,274

Inventory	$1,127,941	$1,271,207

(5)	Property and Equipment

Property and equipment consists of the following as of:

	December 31,
	2013	2012
Furniture and equipment	$2,274,633	$2,143,025
Computer hardware and software	499,922	489,478
Leasehold improvements	46,754	46,754

	2,821,309	2,679,257
Less accumulated depreciation and amortization	(2,244,214)	(2,069,585)

Property and equipment, net	$577,095	$609,672

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

(6)	Accrued Expenses

Accrued expenses consists of the following as of:

	December 31,
	2013	2012
Professional service related expenses	$2,650,163	$2,229,057
Payroll related expenses	1,043,028	1,099,713
Other expenses	492,869	344,839

Accrued expenses	$4,186,060	$3,673,609

(7)	Notes Payable

Notes payable consists of the following as of:

	December 31,
	2013	2012
Growth capital loan dated April 16, 2012 (net of discounts of $131,670 and $316,028 at December 31, 2013 and 2012, respectively)	$6,868,330	$9,683,972
Less current portion	(4,000,000)	(3,000,000)

Total long-term debt	$2,868,330	$6,683,972

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

On July 8, 2010, the Company and SVB entered into a Second Amendment (the Second Amendment) to the Prior Loan Agreement, which modified the repayment terms of the loan such that interest only payments were required through December 31, 2010 followed by 30 equal payments of principal and interest, increased the annual interest rate from 10.0% to a fixed annual rate of 11.0%, payable monthly, revised the liquidity financial covenant and added additional New Capital Transaction requirements.

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

Warrants Issued

The Prior Loan Agreement required the issuance of warrants to the Lenders with an aggregate exercise price equal to 11.0% of the loan commitment. The warrants gave the Lenders the option to purchase either (i) shares of the Company’s common stock with a per share exercise price equal to $9.51, or (ii) shares of the Company’s stock (including common stock) issued in an equity financing that occurred within 18 months after November 18, 2008 at the per share price of the stock sold in the financing. On November 18, 2008 (i) SVB was issued a warrant to purchase an aggregate number of shares equal to $1,100,000 divided by the per share exercise price of the warrant, (ii) WTI was issued a warrant to purchase an aggregate number of shares equal to $550,000 divided by the per share exercise price of the warrant, and (iii) Horizon received a warrant to purchase an aggregate number of shares equal to $55,000 divided by the per share exercise price of the warrant. On April 28, 2009 Horizon was issued an additional warrant to purchase an aggregate number of shares equal to $495,000 divided by the per share exercise price of the warrant in connection with the additional $5.0 million term loan that was automatically funded by Horizon pursuant to the Prior Loan Agreement.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

On November 18, 2008, the Company issued a total of 179,328 common stock warrants with an exercise price of $9.51 per share and a ten year life to the Lenders, or a calculated fair value of $1.4 million. This fair value was calculated using a Black-Scholes valuation model and the following assumptions: volatility of 78.9%, dividend rate of 0%, risk-free interest rate of 3.54% and a ten year life. The exercise price of the common stock warrants issued on November 18, 2008 was adjusted to $6.90, the price per share sold in an equity financing that closed on February 24, 2009, resulting in an additional 67,773 common stock warrants for the Lenders. On April 28, 2009, the Company issued a total of 49,460 common stock warrants with an exercise price of $10.01 per share and a ten year life to Horizon, or a calculated fair value of $542,144. This fair value was calculated using a Black-Scholes valuation model and the following assumptions: volatility of 99.1%, dividend rate of 0%, risk-free interest rate of 3.00% and a ten year life. The exercise price of the common stock warrants issued to Horizon on both November 18, 2008 and April 28, 2009 was further adjusted to $4.80, the price per share sold in an equity financing that closed October 7, 2009, resulting in an additional 57,152 common stock warrants for Horizon. The exercise price of Horizon’s outstanding common stock warrants was further adjusted to $3.90, the price per share sold in an equity financing that closed January 20, 2010, resulting in an additional 26,442 common stock warrants for Horizon.

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

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

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

Pursuant to the Loan Agreement, a term loan was funded in the aggregate principal amount of $10.0 million on April 23, 2012, a portion of which was used to repay in full the outstanding debt of approximately $4.7 million. The term loan required interest only payments monthly through March 31, 2013 followed by 30 equal payments of principal in the amount of $333,333 plus accrued interest beginning on April 1, 2013 and ending on September 1, 2015, payable monthly. Amounts borrowed under the Loan Agreement bear interest at a fixed annual rate equal to 8.0%. A 5.0% final payment fee from the Prior Loan Agreement will be due on September 1, 2015. The Company may voluntarily prepay the term loan in full, but not in part, and any voluntary or mandatory prepayment is subject to applicable prepayment premiums and will also include the final payment fee. The Company was required to comply with certain financial covenants that require the Company to generate certain minimum amounts of revenue from the sale of its Maestro System and to implant certain minimum numbers of Maestro Systems during cumulative quarterly measurement periods beginning with the period ended March 31, 2013 and ending with the period ending June 30, 2015. The Company did not meet the financial covenants for the period ended March 31, 2013 and therefore entered into a First Amendment (the First Amendment) to the Loan Agreement on May 9, 2013 pursuant to which the Company and SVB agreed to new financial covenants.

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

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

The First Amendment added two new financial covenants, one of which requires the Company to receive cumulative aggregate net proceeds of at least $5.0 million by November 15, 2013, which has been fulfilled through the use of the equity distribution agreement with Canaccord Genuity Inc. (see Note 8), and $10.0 million by April 15, 2014 from new capital transactions. The amount required will adjust up or down based on the Company’s actual cash position compared to its financial plan. The second financial covenant requires the Company to maintain a liquidity ratio (unrestricted cash divided by outstanding debt) of at least 1.25:1.00 until it receives FDA approval for the Maestro Rechargeable System at which point it will be reduced to 0.75:1.00. The First Amendment did not change the interest rate or the amortization structure. The Company will pay SVB a $187,000 success fee in the event the Company receives FDA approval for the Maestro Rechargeable System.

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

Scheduled debt principal payments are as follows as of December 31, 2013:

Years Ending December 31:
2014	$4,000,000
2015	3,000,000

7,000,000
Less original issue discount	(131,670)

Notes payable, net	$6,868,330

(8)	Stock Sales

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

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

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

Equity Distribution Agreement—July 2013

On July 31, 2013, the Company entered into an equity distribution agreement with Canaccord Genuity Inc. (Canaccord) to sell shares of the Company’s common stock having aggregate gross sales proceeds of up to $20.0 million, from time to time, through an “at-the-market” equity offering program (ATM) under which Canaccord will act as the Company’s sales agent. The Company will determine, at its sole discretion, the timing and number of shares to be sold under this ATM. The Company will pay Canaccord a commission for its services in acting as agent in the sale of common stock equal to 2.0% of the gross sales price per share of all shares sold through it as agent under the equity distribution agreement. As of December 31, 2013, the Company had sold 7,917,755 shares under the ATM at a weighted-average selling price of $1.39 per share for gross proceeds of approximately $11.0 million before deducting offering expenses. Subsequent to December 31, 2013 through March 27, 2014, the Company has sold an additional 2,506,222 shares under the ATM at a weighted-average selling price of $2.33 per share for gross proceeds of approximately $5.8 million before deducting offering expenses.

(9)	Convertible Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation, currently authorizes 5,000,000 shares of $0.01 par value convertible preferred stock. As of December 31, 2013 and 2012, there were no shares of convertible preferred stock issued or outstanding as all shares of Series A, Series B and Series C convertible preferred stock converted into shares of common stock upon completion of the Company’s IPO utilizing the quotient obtained by dividing the original purchase price per share of $6.5593, $3.9430 and $8.0926 by $4.2379, $3.9430 and $8.0926 per share, respectively, and all shares of Series A convertible preferred stock issued with the September 29, 2010 private placement converted to common stock on a 1:1 basis upon the December 14, 2010 closing of the Company’s public offering.

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

The income tax expense benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

	2013	2012	2011
Computed ‘expected’ tax benefit	34.0%	34.0%	34.0%
Other permanent adjustments	-2.3%	-2.2%	-1.8%
Research and development credit	3.5%	0.0%	1.6%
Federal valuation allowance	-35.2%	-31.8%	-33.8%

	0.0%	0.0%	0.0%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31 is presented below:

	2013	2012
Deferred tax assets (liabilities):
Start-up costs	$8,851,000	$10,367,000
Capitalized research and development costs	24,844,000	23,658,000
Reserves and accruals	4,530,000	3,447,000
Property and equipment	105,000	143,000
Research and development credit	1,508,000	486,000
Net operating loss carryforwards	12,198,000	9,185,000

Total gross deferred tax assets	52,036,000	47,286,000
Valuation allowance	(52,036,000)	(47,286,000)

Net deferred tax assets	$—	$—

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

Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of December 31, 2013 and 2012.

As of December 31, 2013, the Company has generated U.S. federal net operating loss carryforwards of approximately $81.2 million. Of this amount, approximately $33.1 million is available after the application of Section 382 limitations described below. Of the total federal net operating loss, $221,000 would result in tax benefits recorded to additional paid-in capital. The federal net operating loss carryforwards expire in the years 2022 through 2033.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

The IRC imposes restrictions on the utilization of various carryforward tax attributes in the event of a change in ownership of the Company, as defined by IRC Section 382. In addition, IRC Section 382 may limit the Company’s built-in items of deduction, including capitalized start-up costs and research and development costs. During 2011, the Company completed an IRC Section 382 review and the results of this review indicate ownership changes have occurred which would cause a limitation on the utilization of carryforward attributes. The Company’s gross net operating loss carryforwards, start-up costs and research and development credits are all subject to limitation. Under these tax provisions, the limitation is applied first to any built-in losses, then to any net operating losses and then to any general business credits. The Section 382 limitation and accompanying recognized built-in loss limitation is currently estimated to result in the expiration of $48.1 million of the Company’s gross federal net operating loss carryforward, as well as a write-off of $5.9 million of capitalized start-up costs, $11.1 million of capitalized research and development costs, $1.5 million of property and equipment and $2.4 million of research and development credits. Any ownership changes since we completed the IRC Section 382 review in 2011 could result in further limitations on the utilization of carryforward attributes.

As of December 31, 2013 and 2012, there were no unrecognized tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

The Company is subject to federal examinations for the years 2010 forward. There are no tax examinations currently in progress.

(11)	Stock Options

The Company has adopted the Amended and Restated 2003 Stock Incentive Plan (the Plan) that includes both incentive stock options and nonqualified stock options to be granted to employees, officers, consultants, independent contractors, directors and affiliates of the Company. At December 31, 2013 and 2012, according to the Plan, 12,300,000 shares have been authorized and reserved. The board of directors establishes the terms and conditions of all stock option grants, subject to the Plan and applicable provisions of the IRC. Incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date. The options granted to participants owning more than 10% of the Company’s outstanding voting stock must be granted at an exercise price not less than 110% of fair market value of the common stock on the grant date. The options expire on the date determined by the board of directors, but may not extend more than 10 years from the grant date, while incentive stock options granted to participants owning more than 10% of the Company’s outstanding voting stock expire five years from the grant date. The vesting period for employees is generally over four years. The vesting period for nonemployees is determined based on the services being provided.

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

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

Stock option activity is as follows:

	Shares Available For Grant	Outstanding Options		Aggregate Intrinsic Value
		Number of Shares	Weighted-Average Exercise Price
Shares reserved at Plan inception	7,143	—	$—

Balance, December 31, 2003	7,143	—	—
Shares reserved	73,260	—	—
Options granted	(57,466)	57,466	2.76
Options exercised	—	—	—
Options cancelled	641	(641)	2.76

Balance, December 31, 2004	23,578	56,825	2.76
Shares reserved	113,148	—	—
Options granted	(84,028)	84,028	2.76
Options exercised	—	(4,926)	2.76
Options cancelled	7,209	(7,209)	2.76

Balance, December 31, 2005	59,907	128,718	2.76
Shares reserved	94,449	—	—
Options granted	(113,277)	113,277	6.90
Options exercised	—	(14,498)	2.76
Options cancelled	17,237	(17,237)	2.76

Balance, December 31, 2006	58,316	210,260	5.00
Shares reserved	362,183	—	—
Options granted	(176,098)	176,098	45.78
Options exercised	—	(5,851)	3.65
Options cancelled	30,416	(30,416)	74.71

Balance, December 31, 2007	274,817	350,091	19.48
Shares reserved	—	—	—
Options granted	(221,838)	221,838	45.56
Options exercised	—	(16,820)	3.89
Options cancelled	89,019	(89,019)	38.69

Balance, December 31, 2008	141,998	466,090	28.79
Shares reserved	500,000	—	—
Options granted	(692,645)	692,645	14.68
Options exercised	—	(13,437)	2.79
Options cancelled	149,736	(149,736)	31.20

Balance, December 31, 2009	99,089	995,562	18.96
Shares reserved	1,149,817	—	—
Options granted	(423,789)	423,789	1.96
Options exercised	—	(8,592)	2.76
Options cancelled	598,244	(598,244)	25.29

Balance, December 31, 2010	1,423,361	812,515	5.60
Shares reserved	2,000,000	—	—
Options granted	(2,716,464)	2,716,464	2.44
Options exercised	—	(1,139)	1.90
Options cancelled	56,932	(56,932)	3.21

Balance, December 31, 2011	763,829	3,470,908	3.17
Shares reserved	8,000,000	—	—
Options granted	(4,462,873)	4,462,873	3.35
Options exercised	—	(5,219)	2.43
Options cancelled	93,029	(93,029)	2.79

Balance, December 31, 2012	4,393,985	7,835,533	3.28	$1,359,840

Shares reserved	—	—	—
Options granted	(4,346,000)	4,346,000	1.32
Options exercised	—	—	—
Options cancelled	494,233	(494,233)	3.00

Balance, December 31, 2013	542,218	11,687,300	$2.56	$3,284,696

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

The options outstanding, vested and currently exercisable by exercise price at December 31, 2013:

Outstanding Options and Expected to Vest				Options Exercisable and Vested
Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
$0.01 to $2.00	5,274,326	8.7	$3,284,696	1,339,740	$1.61	$573,861
$2.01 to $3.00	2,208,857	6.8	—	1,508,012	2.63	—
$3.01 to $5.00	4,086,635	8.4	—	1,551,542	3.43	—
$5.01 to $10.00	4,166	5.1	—	4,166	8.40	—
> $10.00	113,316	4.3	—	113,316	23.97	—

	11,687,300		$3,284,696	4,516,776	$3.14	$573,861

Stock-Based Compensation for Nonemployees

Stock-based compensation expenses related to stock options granted to nonemployees is recognized as the stock options are earned. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date, using the Black-Scholes option-pricing model, until the award vests or there is a substantial disincentive for the nonemployee not to perform the required services. The fair value for the years ended December 31, 2013, 2012 and 2011 was calculated using the following assumptions, defined below:

	Years Ended December 31,
	2013	2012	2011
Risk-free interest rates	0.26%–2.98%	0.24%–2.05%	0.26%–3.45%
Expected life	1.50 years–9.76 years	2.00 years–9.25 years	2.04 years–9.95 years
Expected dividends	0%	0%	0%
Expected volatility	80.00%–143.00%	63.48%–142.25%	79.50%–123.80%

Stock-based compensation expense charged to operations on options granted to nonemployees for the years ended December 31, 2013, 2012 and 2011 was $166,679, $52,190 and $75,614, respectively, and $1,776,280 for the period from December 19, 2002 (inception) to December 31, 2013.

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

Compensation cost for employee stock-based awards is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. The weighted average estimated fair value of the employee stock options granted for the years ended December 31, 2013, 2012 and 2011 was $1.22, $3.19 and $2.13 per share, respectively.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The estimated grant-date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Risk-free interest rates	0.94%–1.33%	0.90%–1.09%	1.13%–2.68%
Expected life	6.00 years–6.25 years	6.00 years–6.25 years	5.42 years–6.25 years
Expected dividends	0%	0%	0%
Expected volatility	148.00%–149.00%	137.58%–143.98%	114.80%–124.40%

Expected Life.    The expected life is based on the “simplified” method described in the SEC Staff Accounting Bulletin, Topic 14: Share-Based Payment.

Volatility.    Since the Company was a private entity for most of 2007 and a limited amount of historical data regarding the volatility of its common stock was available, the expected volatility used for 2012 and 2011 was based on both the volatility of similar entities, referred to as “guideline” companies, and the Company’s historical volatility. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. Effective with the year ended December 31, 2013, the expected volatility was based solely on the Company’s historical volatility.

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

As of December 31, 2013 there was approximately $13.9 million of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted-average period of 3.66 years.

The aggregate intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2012 and 2011, was $3,044 and $588, respectively. There were no stock option exercises for the year ended December 31, 2013.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

(12)	Warrants

Stock warrant activity is as follows:

	Common Shares	Price(1)	Series A Preferred Shares	Price(1)	Series B Preferred Shares	Price(1)	Series C Preferred Shares	Price(1)
Balance as of:
December 31, 2002	—		—		—		—
Granted	—		20,963	$5.46	3,916	$23.68	—
Exercised	—		—		—		—
Cancelled	—		—		—		—

December 31, 2003	—		20,963	$5.46	3,916	$23.68	—
Granted	—		—		16,859	$23.68	—
Exercised	—		(20,963)	$8.95	—		—
Cancelled	—		—		—		—

December 31, 2004	—		—		20,775	$23.68	—
Granted	28,385	$2.76	—		11,624	$23.68	—
Exercised	—		—		—		—
Cancelled	—		—		—		—

December 31, 2005	28,385	$2.76	—		32,399	$23.68	—
Granted	—		—		5,811	$23.68	24,605	$48.56
Exercised	—		—		—		—
Cancelled	—		—		—		—

December 31, 2006	28,385	$2.76	—		38,210	$23.68	24,605	$48.56
Granted	—		—		—		22,650	$48.56
Exercised	—		—		—		—
Cancelled	—		—		—		—
Converted upon close of IPO	85,465	$37.44	—		(38,210)	$23.68	(47,255)	$48.56

December 31, 2007	113,850	$28.79	—		—		—
Granted(2)	179,328	$9.51	—		—		—
Exercised	—		—		—		—
Cancelled	—		—		—		—

December 31, 2008	293,178	$17.00	—		—		—
Granted(2)(3)	1,540,036	$7.86	—		—		—
Exercised(3)	(264,120)	$8.49	—		—		—
Cancelled(3)	(236,759)	$9.53	—		—		—

December 31, 2009	1,332,335	$9.44	—		—		—
Granted(2)(3)	21,046,376	$2.19	—		—		—
Exercised	—		—		—		—
Cancelled(3)	(153,993)	$5.78	—		—		—

December 31, 2010	22,224,718	$2.60	—		—		—
Granted(2)	1,759,997	$1.90	—		—		—
Exercised	(59,219)	$2.19	—		—		—
Cancelled	(2,195)	$23.68	—		—		—

December 31, 2011	23,923,301	$2.55	—		—		—
Granted(2)	106,746	$2.34	—		—		—
Exercised	(2,813,600)	$2.18	—		—		—
Cancelled	—		—		—		—

December 31, 2012	21,216,447	$2.60	—		—		—
Granted(2)	5,508,000	$1.14	—		—		—
Exercised	(20,325)	$1.38	—		—		—
Cancelled	(1,153,497)	$9.14	—		—		—

December 31, 2013	25,550,625	$1.99	—		—		—

(1)	Represents weighted-average exercise price per share.
(2)	See Notes 7 and 8 for discussions relating to the issuance of warrants in 2013, 2012, 2011, 2010, 2009 and 2008.
(3)	See Note 7 for discussions relating to both the cashless exercises of warrants in 2009 and the cancellation and reissuance of warrants following down round equity financings.

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

At December 31, 2013 and 2012, the weighted-average remaining contractual life of outstanding warrants was 2.87 and 3.33 years, respectively. All of the warrants outstanding are currently exercisable at the option of the holder into the equivalent number of shares of common stock.

(13)	Related Party Transactions

Public Offerings

As discussed in Note 8, on September 28, 2011, the Company closed a public offering, selling 8,800,000 shares of common stock, together with warrants to purchase approximately 1,760,000 shares of common stock at an aggregate price of $1.65 per share and corresponding warrant. The following principal stockholder, purchased shares of common stock and warrants at a price of $1.65 per share and corresponding warrant. The shares purchased, together with the proceeds, before expenses, to the Company, are shown in the table below:

Beneficial Owner	Shares Purchased	Warrants Purchased	Proceeds, before expenses, to the Company
Bay City Capital	840,000	167,999	$1,386,000

Carl Goldfischer, M.D. is a director of the Company and is a managing director of Bay City Capital LLC.

As discussed in Note 8, on February 27, 2013, the Company closed a public offering, selling 13,770,000 shares of common stock, together with warrants to purchase approximately 5,508,000 shares of common stock at an aggregate price of $0.95 per share and corresponding warrant. The following principal stockholder, purchased shares of common stock and warrants at a price of $0.95 per share and corresponding warrant. The shares purchased, together with the proceeds, before expenses, to the Company, are shown in the table below:

Beneficial Owner	Shares Purchased	Warrants Purchased	Proceeds, before expenses, to the Company
Anthony Jansz	150,000	60,000	$142,500

Anthony Jansz is a director of the Company.

Consulting Agreement—Anthony Jansz

Effective June 1, 2011, the Company entered into a four year consulting agreement with Anthony Jansz, who is a member of the board of directors. Pursuant to the agreement, in exchange for consulting services provided, Mr. Jansz is entitled to receive a consulting fee of $96,000 AUD (approximately $86,000 USD as of December 31, 2013) per year and the reimbursement of reasonable expenses. Mr. Jansz also received an option to purchase 50,000 shares of common stock at $2.76 per share that vest in 48 equal monthly installments beginning on July 1, 2011. The full grant date fair value of the option grant was approximately $108,000.

On December 20, 2012, the Company entered into an amendment, effective October 1, 2012, to the consulting agreement with Mr. Jansz. Pursuant to the amendment, during the period from October 1, 2012 until June 30, 2013, Mr. Jansz agreed to commit additional time to performing consulting services for the Company. In exchange for these additional services, Mr. Jansz is entitled to receive a consulting fee of $12,000 AUD (approximately $11,000 USD as of December 31, 2013) per month from October 1, 2012 until June 30, 2013. Mr. Jansz also received an option to purchase 75,000 shares of the Company’s common stock on January 22, 2013 at $2.65 per share, which vests as follows: (A) 16,667 of such 75,000 shares vested on January 22, 2013,

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

the date of grant; (B) 16,667 of such 75,000 shares vested on January 22, 2014; (C) 16,666 of such 75,000 shares will vest on January 22, 2015; and (D) the remaining 25,000 of such 75,000 shares will vest upon the occurrence of both (i) the Company successfully obtaining full Australian reimbursement approval for both surgeon’s fees and hospital fees for the VBLOC vagal blocking therapy and the Maestro Rechargeable System from the Australian Medical Services Advisory Committee prior to June 30, 2014 and (ii) the Company successfully obtaining device listing for the Maestro Rechargeable System on the Australian Prostheses List prior to June 30, 2014. The full grant date fair value of the option grant was approximately $153,000.

The Company has continued to pay Mr. Jansz a consulting fee of $12,000 AUD per month subsequent to June 30, 2013 as a result of the additional time he continues to spend providing consulting services to the Company. Mr. Jansz also received an additional option to purchase 100,000 shares of the Company’s common stock on May 31, 2013 at $1.31 per share, which vests as follows: (A) 16,667 of such 100,000 shares vested on May 31, 2013, the date of the grant; (B) 16,667 of such 100,000 shares will vest on May 31, 2014; (C) 16,666 of such 100,000 shares will vest on May 31, 2015; (D) 25,000 of such 100,000 shares would have vested upon the implementation of the Australian Specialty Clinic Commercial Validation Project as evidenced by the implantation of 10 or more Maestro Rechargeable Systems in an Australian Clinic prior to December 31, 2013; and (E) the remaining 25,000 of such 100,000 shares will vest upon the Company successfully obtaining an Item Listing for Maestro Rechargeable System implantation by December 31, 2014. The Australian Specialty Clinic Commercial Validation Project was not implemented prior to December 31, 2013 resulting in 25,000 shares not vesting. The full grant date fair value of the option grant was approximately $103,000.

Total stock-based compensation expense recorded was approximately $126,000, $23,000 and $10,000 for the years ended December 31, 2013, 2012 and 2011, respectively. In addition to the option grant, the Company paid Mr. Jansz approximately $154,000, $195,000 and $67,000 in fees and expenses for consulting services provided during the years ended December 31, 2013, 2012 and 2011, respectively.

Other

The Company has entered into an agreement with an advisory firm to provide various consulting services. The advisory firm is partially owned by a company with whom a member of our board of directors is a partner. The Company recognized $146,000 in selling, general and administrative expense for the year ended December 31, 2013 for consulting services provided by the advisory firm.

(14)	Commitments and Contingencies

Effective October 1, 2008 the Company entered into a seven-year non-cancelable operating lease agreement for office/warehouse space. The lease expires on September 30, 2015 with monthly base rent ranging from $19,570 to $24,643. Total rent expense recognized for the years ended December 31, 2013, 2012 and 2011 was $270,872, $270,872 and $270,872 respectively, and $1,894,800 for the period from December 19, 2002 (inception) to December 31, 2013. Facility related expenses are included as general and administrative costs on the consolidated statements of operations.

The following is a schedule of total future minimum lease payments due as of December 31, 2013:

Years ending December 31:
2014	$291,369
2015	221,789

$513,158

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

On March 11, 2010, the Company entered into Amendment No. 1 to the agreement with the Mayo Foundation extending the Company’s collaboration with the Mayo Foundation for a period of two years. Pursuant to the amendment, the Mayo Foundation granted the Company certain royalty-bearing, worldwide exclusive and non-exclusive licenses and committed to the joint collaboration between the Company and a designated group of physicians and researchers at the Mayo Clinic for the development and testing of products for the treatment of obesity, including devices that use electrical signaling to block the vagal nerve, and for the treatment of other gastrointestinal diseases, solely using devices that use electrical signaling to block the vagal nerve. The Mayo Foundation received an annual retainer of $100,000 in 2010 and 2011. The agreement was further amended on January 15, 2011 with Amendment No. 2. Under the terms of Amendment No. 2, the annual retainer the Mayo Foundation received for 2011 was reduced to $75,000. The agreement was further amended on February 3, 2012 with Amendment No. 3. Under the terms of Amendment No. 3, beginning in 2012 the Mayo

EnteroMedics Inc.

(A development stage company)

Notes to Consolidated Financial Statements (Continued)

Foundation will be reimbursed for services provided at an hourly rate only. Amendment No. 3 does not provide for additional annual retainer payments. No other terms were changed by Amendment Nos. 2 or 3. The agreement was further amended on February 3, 2013 and on February 3, 2014 with Amendment Nos. 4 and 5, respectively, extending the joint collaboration between the company and a designated group of physicians and researchers at the Mayo Clinic. No other terms were changed by Amendment Nos. 4 or 5.

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

The Company has a 401(k) profit-sharing plan that provides retirement benefits to employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company’s matching is at the discretion of the Company’s board of directors. For the years ended December 31, 2013, 2012 and 2011 and for the period from December 19, 2002 (inception) to December 31, 2013, the Company did not provide any matching of employees’ contributions.

(16)	Quarterly Data (unaudited)

The following table represents certain unaudited quarterly information for each of the eight quarters in the period ended December 31, 2013. In management’s opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all the adjustments necessary to fairly state the unaudited quarterly results of operations (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:
Net loss	$(6,581)	$(6,323)	$(6,303)	$(6,573)
Basic and diluted net loss per share	$(0.14)	$(0.11)	$(0.11)	$(0.11)
2012:
Net loss	$(5,633)	$(4,954)	$(5,847)	$(7,027)
Basic and diluted net loss per share	$(0.15)	$(0.13)	$(0.14)	$(0.17)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the design and operating effectiveness of our internal control over financial reporting as of December 31, 2013 utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based upon the evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

None.

PART III.

Certain information required by Part III is omitted from this report, and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A (the Proxy Statement) in connection with our 2014 Annual Meeting of Stockholders.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plans

The following table sets forth information as of December 31, 2013 with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Second Column)
Equity compensation plans approved by security holders	11,687,300	(1)	$2.56	542,218	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	11,687,300		$2.56	542,218

(1)	Consists of options awarded under the Amended and Restated 2003 Stock Incentive Plan.
(2)	Represents the maximum number of shares of common stock available to be awarded as of December 31, 2013.

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

(a) Financial Statements and Schedules:    Consolidated Financial Statements for the three years ended December 31, 2013 are included in Part II, Item 8 of this Annual Report on Form 10-K. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

Dated: March 27, 2014

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

Signature	Title	Date

/S/ MARK B. KNUDSON, PH.D. Mark B. Knudson, Ph.D.	President, Chief Executive Officer, Chairman and Director (principal executive officer)	March 27, 2014

/S/ GREG S. LEA Greg S. Lea	Senior Vice President, Chief Financial Officer and Chief Operating Officer (principal financial and accounting officer)	March 27, 2014

/S/ LUKE EVNIN, PH.D. Luke Evnin, Ph.D.	Director	March 27, 2014

/S/ CATHERINE FRIEDMAN Catherine Friedman	Director	March 27, 2014

/S/ CARL GOLDFISCHER, M.D. Carl Goldfischer, M.D.	Director	March 27, 2014

/S/ BOBBY I. GRIFFIN Bobby I. Griffin	Director	March 27, 2014

/S/ ANTHONY P. JANSZ Anthony P. Jansz	Director	March 27, 2014

Signature	Title	Date

/S/ NICHOLAS L. TETI, JR. Nicholas L. Teti, Jr.	Director	March 27, 2014

/S/ JON T. TREMMEL Jon T. Tremmel	Director	March 27, 2014

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company and all amendments thereto. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2012 (File No. 1-33818)).

3.2	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

4.1	Amended and Restated Investors’ Rights Agreement, dated as of July 6, 2006, by and between the Company and the parties named therein. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.1	Loan and Security Agreement, dated November 18, 2008, between the Company and Silicon Valley Bank, Compass Horizon Funding Company LLC, and Venture Lending & Leasing V, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008 (File No. 1-33818)).

10.2	Form of Warrant to purchase stock under Loan and Security Agreement, dated November 18, 2008, between the Company and Silicon Valley Bank, Compass Horizon Funding Company LLC, and Venture Lending & Leasing V, Inc. (Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 12, 2009 (File No. 1-33818)).

10.3	First Amendment to Loan and Security Agreement, dated as of February 8, 2010, by and between Silicon Valley Bank and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2010 (File No. 1-33818)).

10.4	Second Amendment to Loan and Security Agreement, dated as of July 8, 2010, by and between Silicon Valley Bank and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2010 (File No. 1-33818)).

10.5	Third Amendment to Loan and Security Agreement, dated as of November 4, 2010, by and between Silicon Valley Bank and the Company. (Incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2010 (File No. 1-33818)).

10.6	Fourth Amendment to Loan and Security Agreement, dated as of March 3, 2011, by and between Silicon Valley Bank and the Company. (Incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on March 7, 2011 (File No. 1-33818)).

10.7	Loan and Security Agreement, dated April 16, 2012, between the Company and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q/A filed on August 3, 2012 (File No. 1-33818)).

10.8	Form of Warrant to purchase stock under Loan and Security Agreement, dated April 16, 2012, between the Company and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2012 (File No. 1-33818)).

10.9	First Amendment to Loan and Security Agreement, dated as of May 9, 2013, by and between Silicon Valley Bank and the Company. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2013 (File No. 1-33818)).

10.10	Securities Purchase Agreement, dated as of October 2, 2009. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2009 (File No. 1-33818)).

Exhibit Number	Description of Document

10.11	Securities Purchase Agreement, dated as of January 14, 2010. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2010 (File No. 1-33818)).

10.12	Securities Purchase Agreement, dated as of September 29, 2010. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2010 (File No. 1-33818)).

10.13	Form of Up Front Warrant, dated September 29, 2010, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2010 (File No. 1-33818)).

10.14	Form of Conversion Warrant. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 5, 2010 (File No. 1-33818)).

10.15	Form of Common Stock Warrant, dated as of December 14, 2010, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on December 6, 2010 (File No. 333-170503)).

10.16	Form of Underwriter Warrant, dated as of December 14, 2010, by and between the Company and Craig-Hallum Capital Group LLC. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2010 (File No. 1-33818)).

10.17	Securities Purchase Agreement, dated as of September 23, 2011, by and between Craig-Hallum Capital Group LLC and the Company. (Incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 23, 2011 (File No. 1-33818)).

10.18	Form of Common Stock Warrant, dated as of September 23, 2011, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 23, 2011 (File No. 1-33818)).

10.19	Securities Purchase Agreement, dated as of April 16, 2012, between the Company and the purchasers identified on Schedule A thereto. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2012 (File No. 1-33818)).

10.20	Common Stock Purchase Agreement, dated as of October 4, 2012, by and between Terrapin Opportunity, L.P. and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2012 (File No. 1-33818)).

10.21	Securities Purchase Agreement, dated as of February 22, 2013, by and between Craig-Hallum Capital Group LLC and the Company. (Incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 22, 2013 (File No. 1-33818)).

10.22	Form of Common Stock Warrant, dated as of February 22, 2013, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 22, 2013 (File No. 1-33818)).

10.23	Equity Distribution Agreement, dated as of July 31, 2013, by and between Canaccord Genuity Inc. and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2013 (File No. 1-33818)).

10.24†	Amended and Restated 2003 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2012 (File No. 1-33818)).

10.25†	Standard form of Incentive Stock Option Agreement pursuant to the Amended and Restated 2003 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

Exhibit Number	Description of Document

10.26†	Standard form of Non-Incentive Stock Option Agreement pursuant to the Amended and Restated 2003 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.27†	Form of Non-Incentive Stock Option Agreement for the new options granted October 29, 2010 pursuant to the option exchange program. (Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2010 (File No. 1-33818)).

10.28†	Form of 2012 Senior Management Non-Incentive Stock Option Agreement pursuant to the Amended and Restated 2003 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2012 (File No. 1-33818)).

10.29†	Standard form of Restricted Stock Agreement. (Incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.30	Form of Indemnification Agreement entered into by and between the Company and each of its executive officers and directors. (Incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

10.31	Consulting Agreement, effective June 1, 2011, by and between Anthony Jansz and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2011 (File No. 1-33818)).

10.32	Amendment to Consulting Agreement, effective October 1, 2012, by and between Anthony Jansz and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2013 (File No. 1-33818)).

10.33†	Executive Employment Agreement, dated June 22, 2005, by and between the Company and Mark B. Knudson. (Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.34†	Amended and Restated Executive Employment Agreement, dated May 4, 2009, by and between the Company and Mark B. Knudson. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2009 (File No. 1-33818)).

10.35†	Executive Employment Agreement, dated May 21, 2007, by and between the Company and Greg S. Lea. (Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.36†	Amendment No. 1 to Executive Employment Agreement dated May 21, 2007, by and between the Company and Greg S. Lea. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2010 (File No. 1-33818)).

10.37†	Executive Employment Agreement, dated February 9, 2007, by and between the Company and Adrianus Donders. (Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.38†	Executive Employment Agreement, dated August 5, 2008, by and between the Company and Katherine S. Tweden. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2009 (File No. 1-33818)).

10.39†	Management Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2008 (File No. 1-33818)).

10.40	Licensing Agreement, by and between Mayo Foundation for Medical Education and Research and the Company, dated February 3, 2005. (Incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on August 14, 2007 (File No. 333-143265)).

Exhibit Number	Description of Document

10.41	Amendment No. 1, effective as of February 3, 2010, to License Agreement between Mayo Foundation for Medical Education and Research and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2010 (File No. 1-33818)).

10.42	Amendment No. 2, effective as of January 4, 2011, to License Agreement between Mayo Foundation for Medical Education and Research and the Company. (Incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 7, 2011 (File No. 1-33818)).

10.43	Amendment No. 3, effective as of February 3, 2012, to License Agreement between Mayo Foundation for Medical Education and Research and the Company. (Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2012 (File No. 1-33818)).

10.44*	Amendment No. 4, effective as of February 3, 2013, to License Agreement between Mayo Foundation for Medical Education and Research and the Company.

10.45*	Amendment No. 5, effective as of February 3, 2014, to License Agreement between Mayo Foundation for Medical Education and Research and the Company.

10.46	Lease Agreement, effective October 1, 2008, by and between the Company and Roseville Properties Management Company. (Incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 12, 2009 (File No. 1-33818)).

10.47	Distribution Agreement, dated as of March 28, 2011, by and between Device Technologies Australia Pty Limited and the Company. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2011 (File No. 1-33818)).

10.48	Amendment No. 1, effective as of July 10, 2012, to Distribution Agreement by and between Device Technologies Australia Pty Limited and the Company. (Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2012 (File No. 1-33818)).

10.49	Distribution Agreement, dated as of February 21, 2012, by and between Bader Sultan & Brothers Co. W.L.L. and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2012 (File No. 1-33818)).

14.1	Code of Conduct and Ethics of the Company. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on signature page to this Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity (Deficit); (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
†	Indicates management contract or compensation plan or agreement.