Form 10-Q
period 2014-03-31
EnteroMedics Inc
filed 2014-05-13
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, 67,196,808 shares of the registrant’s Common Stock were outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 and for the period from December 19, 2002 (inception) through March 31, 2014	4
Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013 and for the period from December 19, 2002 (inception) through March 31, 2014	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and for the period from December 19, 2002 (inception) through March 31, 2014	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	20
SIGNATURES	21

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

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$24,436,034	$23,297,479
Accounts receivable	—	17,742
Inventory	1,091,168	1,127,941
Prepaid expenses and other current assets	618,719	546,744

Total current assets	26,145,921	24,989,906
Property and equipment, net	536,881	577,095
Other assets	869,342	820,767

Total assets	$27,552,144	$26,387,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$4,000,000	$4,000,000
Accounts payable	274,037	127,329
Accrued expenses	3,620,123	4,186,060
Accrued interest payable	524,458	526,672

Total current liabilities	8,418,618	8,840,061
Notes payable, less current portion (net of discounts of $97,447 and $131,670 at March 31, 2014 and December 31, 2013, respectively)	1,902,553	2,868,330

Total liabilities	10,321,171	11,708,391

Commitments and contingencies (note 4)
Stockholders’ equity:
Common stock, $0.01 par value; 125,000,000 shares authorized; 67,196,808 and 63,551,350 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	671,968	635,514
Additional paid-in capital	249,244,400	239,996,934
Deficit accumulated during development stage	(232,685,395)	(225,953,071)

Total stockholders’ equity	17,230,973	14,679,377

Total liabilities and stockholders’ equity	$27,552,144	$26,387,768

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Period from December 19, 2002 (inception) to March 31,
	2014	2013	2014
Sales	$—	$—	$311,493
Cost of goods sold	—	—	231,520

Gross profit	—	—	79,973

Operating expenses:
Research and development	2,623,021	2,732,816	141,148,132
Selling, general and administrative	3,934,977	3,586,421	77,723,664

Total operating expenses	6,557,998	6,319,237	218,871,796

Operating loss	(6,557,998)	(6,319,237)	(218,791,823)

Other income (expense):
Interest income	1,004	2,206	4,052,861
Interest expense	(169,373)	(261,054)	(13,566,342)
Change in value of warrant liability	—	—	(3,840,622)
Other, net	(5,957)	(3,404)	(408,501)

Net loss	$(6,732,324)	$(6,581,489)	$(232,554,427)

Net loss per share – basic and diluted	$(0.10)	$(0.14)

Shares used to compute basic and diluted net loss per share	65,656,591	46,895,937

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended March 31,		Period from December 19, 2002 (inception) to March 31,
	2014	2013	2014
Net loss	$(6,732,324)	$(6,581,489)	$(232,554,427)

Comprehensive loss	$(6,732,324)	$(6,581,489)	$(232,554,427)

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,		Period from December 19, 2002 (inception) to March 31,
	2014	2013	2014
Cash flows from operating activities:
Net loss	$(6,732,324)	$(6,581,489)	$(232,554,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47,495	42,107	2,709,152
Loss on sale of equipment	—	—	74,894
Stock-based compensation	1,537,378	1,345,546	26,180,794
Amortization of commitment fees, debt issuance costs and original issue discount	38,031	54,656	4,331,556
Amortization of short-term investment premium or discount	—	—	(300,071)
Change in value of warrant liability	—	—	3,840,622
Other, net	—	43,980	8,030
Change in operating assets and liabilities:
Accounts receivable	17,742	(10,204)	(8,030)
Inventory	36,773	(64,896)	(1,091,168)
Prepaid expenses and other current assets	(71,975)	(12,406)	(618,719)
Other assets	(52,383)	(18,481)	(856,015)
Accounts payable	146,708	87,845	284,018
Accrued expenses	(565,937)	133,217	3,620,123
Accrued interest payable	(2,214)	6,397	690,280

Net cash used in operating activities	(5,600,706)	(4,973,728)	(193,688,961)

Cash flows from investing activities:
Purchases of short-term investments available for sale	—	—	(19,890,213)
Maturities of short-term investments available for sale	—	—	19,854,414
Purchases of short-term investments held to maturity	—	—	(22,414,130)
Maturities of short-term investments held to maturity	—	—	22,750,000
Purchases of property and equipment	(7,281)	(3,591)	(3,330,907)

Net cash used in investing activities	(7,281)	(3,591)	(3,030,836)

Cash flows from financing activities:
Proceeds from stock options exercised	—	—	215,684
Proceeds from warrants exercised	2,026,765	9,500	8,509,221
Proceeds from sale of common stock and warrants for purchase of common stock	5,836,072	13,081,500	149,291,109
Common stock financing costs	(116,295)	(1,027,200)	(11,410,777)
Payment to shareholders for fractional shares upon reverse stock split	—	—	(355)
Proceeds from sale of Series A, B and C convertible preferred stock	—	—	63,766,564
Series A, B and C convertible preferred stock financing costs	—	—	(1,658,662)
Proceeds from notes payable and convertible notes payable	—	—	47,993,774
Repayments on notes payable	(1,000,000)	—	(35,178,928)
Debt issuance costs	—	—	(371,799)

Net cash provided by financing activities	6,746,542	12,063,800	221,155,831

Net increase in cash and cash equivalents	1,138,555	7,086,481	24,436,034
Cash and cash equivalents:
Beginning of period	23,297,479	22,308,781	—

End of period	$24,436,034	$29,395,262	$24,436,034

Supplemental disclosure:
Interest paid	$133,556	$200,000	$8,535,902
Noncash investing and financing activities:
Cancellation of Alpha Medical, Inc. Series A convertible preferred stock and common stock	$—	$—	$(661,674)
Issuance of Beta Medical, Inc. Series A convertible preferred stock in exchange for Alpha Medical, Inc. Series A convertible preferred stock and common stock	—	—	661,674
Value of warrants issued with debt and for debt commitment	—	—	4,070,532
Value of warrants issued with sale of common and preferred stock offerings	—	—	1,684,832
Cashless exercise of warrants	—	—	5,244,778
Conversion of notes and interest payable to Series B and C convertible preferred shares	—	—	6,980,668
Options issued for deferred compensation	—	—	10,898
Common stock issued to Mayo Foundation and for deferred compensation	—	—	1,770,904
Reclassification of warrant liability	—	—	2,932,766
Conversion of convertible preferred stock to common stock	—	—	51,132

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

Since inception, the Company has incurred losses through March 31, 2014 totaling $232.6 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. The Company may need to obtain additional financing and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize. See Note 2.

Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s fiscal year ends on December 31.

The accompanying condensed consolidated financial statements and notes thereto are unaudited. In the opinion of the Company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair presentation. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet as of December 31, 2013 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and accounts have been eliminated in consolidation.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair value of the Company’s long-term debt (including the current portion) is approximately $6.3 million as of March 31, 2014 based on the present value of estimated future cash flows using a discount rate commensurate with borrowing rates available to the Company. If measured at fair value in the condensed consolidated financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

The Company did not hold any short-term investments as of March 31, 2014 and December 31, 2013.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. There was no difference from reported net loss for the three months ended March 31, 2014 and 2013.

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Numerator:
Net loss	$(6,732,324)	$(6,581,489)

Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	65,656,591	46,895,937

Net loss per share—basic and diluted	$(0.10)	$(0.14)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,
	2014	2013
Stock options outstanding	11,666,051	7,559,352
Warrants to purchase common stock	24,411,389	25,590,555

Recently Issued Accounting Standards

There have been no significant changes in recent accounting pronouncements during the three months ended March 31, 2014 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the period from inception (December 19, 2002) through March 31, 2014, the Company experienced net losses of $232.6 million and cash used in operations of $193.7 million. As of March 31, 2014, the Company has not emerged from the development stage and had $24.4 million of cash and cash equivalents. Assuming the Company does not receive any additional funds, it estimates that it has sufficient funds to operate into 2015 (including scheduled or potentially accelerated debt obligations). In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute its business plan, including commercialization of the Maestro Rechargeable System, the Company will need to raise additional funds.

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

(3) Inventory

From inception, inventory related purchases had been used for research and development related activities and had accordingly been expensed as incurred. In December 2011, the Company began receiving Australian Register of Therapeutic Goods (ARTG) listings for components of the Maestro Rechargeable System from the Australian Therapeutic Goods Administration, with the final components being listed on the ARTG in January 2012. As a result, the Company determined certain assets were recoverable as inventory beginning in December 2011. The Company accounts for inventory at the lower of cost or market and records any long-term inventory as other assets in the condensed consolidated balance sheets. There was approximately $846,000 and $794,000 of long-term inventory, primarily consisting of raw materials, as of March 31, 2014 and December 31, 2013, respectively.

Current inventory consists of the following as of:

	March 31, 2014	December 31, 2013
Raw materials	$506,167	$385,565
Work-in-process	474,505	624,530
Finished goods	110,496	117,846

Inventory	$1,091,168	$1,127,941

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(4) Commitments and Contingencies

Operating Lease

The Company rents its office, warehouse and laboratory facilities under an operating lease, which expires on September 30, 2015. Total rent expense recognized for each of the three months ended March 31, 2014 and 2013 was $67,718. At March 31, 2014, future minimum payments under the lease are as follows:

Years ending December 31:
Remaining nine months in 2014	$218,889
2015	221,789

$440,678

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

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The First Amendment added two new financial covenants, one of which required the Company to receive cumulative aggregate net proceeds of at least $5.0 million by November 15, 2013 and $10.0 million by April 15, 2014 from new capital transactions, both of which have been fulfilled through the use of the equity distribution agreement with Canaccord Genuity Inc. (see Note 7). The second financial covenant requires the Company to maintain a liquidity ratio (unrestricted cash divided by outstanding debt) of at least 1.25:1.00 until it receives FDA approval for the Maestro Rechargeable System at which point it will be reduced to 0.75:1.00. The First Amendment did not change the interest rate or the amortization structure. The Company will pay SVB a $187,000 success fee in the event the Company receives FDA approval for the Maestro Rechargeable System.

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

Scheduled debt principal payments are as follows as of March 31, 2014:

Years Ending December 31:
Remaining nine months in 2014	$3,000,000
2015	3,000,000

6,000,000
Less: Original issue discount	(97,447)

Notes payable, net	$5,902,553

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

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Company’s Amended and Restated 2003 Stock Incentive Plan for the three months ended March 31, 2014 and 2013 was allocated to operating expenses and employees and nonemployees as follows:

	Three months ended March 31,
	2014	2013
Research and development	$443,180	$327,840
Selling, general and administrative	1,094,198	1,017,706

Total	$1,537,378	$1,345,546

	Three months ended March 31,
	2014	2013
Employees	$1,490,341	$1,357,290
Nonemployees	47,037	(11,744)

Total	$1,537,378	$1,345,546

EnteroMedics Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As of March 31, 2014 there was approximately $12.4 million of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted-average period of 2.44 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three months ended March 31, 2014 and 2013:

	Nonemployees
	Three months ended March 31,
	2014	2013
Risk-free interest rates	0.21%-2.63%	0.29%-0.56%
Expected life	1.25-9.51 years	2.25-3.81 years
Expected dividends	0%	0%
Expected volatility	79.90%-139.65%	82.00%-125.00%

There were no new employee grants for the three months ended March 31, 2014 and 2013.

Option activity under the Company’s Amended and Restated 2003 Stock Incentive Plan for the three months ended March 31, 2014 was as follows:

	Shares Available For Grant	Outstanding Options
		Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2013	542,218	11,687,300	$2.56
Shares reserved	—	—	—
Options granted	—	—	—
Options exercised	—	—	—
Options cancelled	21,249	(21,249)	1.82

Balance, March 31, 2014	563,467	11,666,051	$2.56

(7) Stock Sales

Equity Distribution Agreement—July 2013

On July 31, 2013, the Company entered into an equity distribution agreement with Canaccord Genuity Inc. (Canaccord) to sell shares of the Company’s common stock having aggregate gross sales proceeds of up to $20.0 million, from time to time, through an “at-the-market” equity offering program (ATM) under which Canaccord will act as the Company’s sales agent. The Company will determine, at its sole discretion, the timing and number of shares to be sold under this ATM. The Company will pay Canaccord a commission for its services in acting as agent in the sale of common stock equal to 2.0% of the gross sales price per share of all shares sold through it as agent under the equity distribution agreement. During the three months ended March 31, 2014, the Company sold 2,506,222 shares under the ATM at a weighted-average selling price of $2.33 per share for gross proceeds of approximately $5.8 million before deducting offering expenses. As of March 31, 2014, the Company had sold a total of 10,423,977 shares under the ATM at a weighted-average selling price of $1.61 per share for gross proceeds of approximately $16.8 million before deducting offering expenses.

(8) Subsequent Events

On May 7, 2014, the Company’s stockholders approved the filing of an amendment to Article IV, Section 1 of the Company’s Fifth Amended and Restated Certificate of Incorporation increasing the number of shares of common stock authorized for issuance by 75,000,000 shares from 125,000,000 to 200,000,000. The total number of shares of preferred stock and common stock authorized for issuance under the Fifth Amended and Restated Certificate of Incorporation is 5,000,000 and 200,000,000, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

In October 2010, we received an unconditional Investigational Device Exemption (IDE) Supplement approval from the U.S. Food and Drug Administration (FDA) to conduct a randomized, double-blind, sham-controlled, multicenter pivotal clinical trial, called the ReCharge trial, testing the effectiveness and safety of VBLOC therapy utilizing our second generation Maestro Rechargeable (RC) System. Enrollment and implantation in the ReCharge trial was completed in December 2011 in 239 randomized patients (233 implanted) at 10 centers. All patients in the trial received an implanted device and were randomized in a 2:1 allocation to treatment or sham control groups. The sham control group received a non-functional device during the trial period. All patients were expected to participate in a standard weight management counseling program. The primary endpoints of efficacy and safety were evaluated at 12 months. As announced on February 7, 2013, the ReCharge trial met its primary safety endpoint, though it did not meet its predefined co-primary efficacy endpoints. The trial did however demonstrate in the intent to treat (ITT) population (n=239) a clinically meaningful and statistically significant excess weight loss (EWL) of 24.4% (approximately 10% total body weight loss (TBL)) for VBLOC therapy-treated patients, with 52.5% of patients achieving at least 20% EWL. On December 3, 2013 we announced 18 month efficacy and safety results from the ReCharge trial showing that VBLOC therapy-treated patients were maintaining their weight loss, while the sham control group gained back over 40% of the weight loss seen at 12 months. The trial’s positive safety profile also continued with a device-related serious adverse event rate of 4.3% at 18 months for VBLOC therapy-treated patients.

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

Thus far, we have incurred net losses in each year since our inception and have only generated revenue from the sale of products in 2012 because we continue to focus our resources on the U.S. regulatory approval process. As of March 31, 2014, we had experienced net losses during the development stage of $232.6 million. Although we have received ARTG listings to sell our Maestro Rechargeable System in Australia and European CE Mark to sell our Maestro Rechargeable System in the European Economic Area and other countries that recognize the European CE Mark, resulting in our first commercial sales in 2012, we expect to incur significant sales and marketing expenses prior to recording sufficient revenue to offset these expenses. We expect our general and administrative expenses to increase as we continue to add the infrastructure necessary to support our initial commercial sales, operate as a public company and develop our intellectual property portfolio. For these reasons, we expect to continue to incur significant and increasing operating losses for the next several years. We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments.

Financial Overview

Revenue

We obtained European CE Mark approval for our Maestro Rechargeable System in 2011, which enables commercialization in the European Economic Area and other countries that recognize the European CE Mark. In January 2012, the final Maestro Rechargeable System components were listed on the ARTG by the Australian TGA. We have entered into exclusive, multi-year agreements with Device Technologies Australia Pty Limited and Bader Sultan & Brothers Co. W.L.L., for commercialization and distribution of the Maestro ReChargeable System in Australia and the Gulf Coast Countries, including Saudi Arabia, Kuwait, Bahrain, Qatar and the United Arab Emirates, respectively. We made our first commercial shipments to Device Technologies Australia Pty Limited and Bader Sultan & Brothers Co. W.L.L. during the year ended December 31, 2012 and recognized $311,000 in revenue. We have not recognized any revenue subsequent to December 31, 2012, primarily due to focusing our resources on the U.S. regulatory approval process. Any revenue from initial sales of a new product in the United States or internationally is difficult to predict and in any event will only modestly reduce our continued losses resulting from our research and development and other activities.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development and clinical and regulatory expenses, incurred in the development of our Maestro System. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, clinical trial expenses, including supplies, devices, explants and revisions, depreciation and travel. We expense research and development costs as they are incurred. From inception through March 31, 2014, we have incurred a total of $141.1 million in research and development expenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, market development and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, and accounting services, cash management fees, consulting fees and travel expenses. From inception through March 31, 2014, we have incurred $77.7 million in selling, general and administrative expenses.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

Sales. There were no sales for the three months ended March 31, 2014 and 2013, which was primarily the result of focusing our resources on the U.S. regulatory approval process.

Cost of Goods Sold. There were no cost of goods sold for the three months ended March 31, 2014 and 2013.

Research and Development Expenses. Research and development expenses were relatively flat at $2.6 million for the three months ended March 31, 2014, compared to $2.7 million for the three months ended March 31, 2013. The decrease of $110,000, or 4.0%, was primarily due to a decrease of $142,000 in professional services, offset by an increase of $23,000 in employee stock-based compensation. Professional services during the first quarter of 2014 were primarily related to preparation for the advisory panel meeting with the FDA. Although significant, these costs were less than the costs associated with the unblinding of the ReCharge trial and completion of 12 month visits, which occurred during the first quarter of 2013, resulting in a modest decrease in professional services for the three months ended March 31, 2014, when compared to the three months ended March 31, 2013. The increase in employee stock-based compensation was the result of stock option grants made to management on May 31, 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.9 million for the three months ended March 31, 2014, compared to $3.6 million for the three months ended March 31, 2013. The increase of $349,000, or 9.7%, was primarily due to increases of $110,000 in employee stock-based compensation related to stock option grants made to management on May 31, 2013, $40,000 in professional services for ongoing commercialization efforts and a total of $66,000 from various items such as devices, insurance, facility costs and employee benefits.

Interest Expense. Interest expense was $169,000 for the three months ended March 31, 2014, compared to $261,000 for the three months ended March 31, 2013. The decrease of $92,000, or 35.1%, is the result of a loan modification which occurred in April 2012 increasing the principal balance from $4.7 million to $10.0 million and increasing the interest rate from 6.25% to 8.00% with interest only payments through March 31, 2013. Beginning with the April 1, 2013 payment, the principal balance began to be paid down monthly and had decreased by $4.0 million by March 31, 2014, resulting in the decrease to interest expense.

Liquidity and Capital Resources

We have incurred losses since our inception in December 2002 and, as of March 31, 2014 we had experienced net losses during the development stage of $232.6 million. We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. Through December 31, 2013, we had received net proceeds of $201.1 million from the sale of common stock and preferred stock, including $39.1 million from our initial public offering in November 2007 and $98.8 million from public, private placement and registered direct offerings from 2009 through 2013. In addition, through December 31, 2013 we had received $41.2 million in debt financing, $746,000 to finance equipment purchases and $40.4 million to finance working capital. We have also received approximately $6.5 million from the exercise of common stock warrants. During the three months ended March 31, 2014, we have received gross proceeds of approximately $5.8 million before deducting offering expenses, from draws on our “at-the-market” equity offering program (ATM) with Canaccord Genuity Inc. (see discussion below) and $2.0 million from the exercise of common stock warrants.

As of March 31, 2014, we had $24.4 million in cash and cash equivalents. Of this amount $16.6 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents. We believe that our cash and cash equivalents balance of $24.4 million as of March 31, 2014, together with any interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements (including scheduled or potentially accelerated debt obligations) into 2015, assuming we do not receive any additional funds. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute our business plan, including commercialization of the Maestro Rechargeable System, we will need to raise additional funds. See further discussion in the below section titled “Operating Capital and Capital Expenditure Requirements.”

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

The First Amendment added two new financial covenants, one of which required us to receive cumulative aggregate proceeds of at least $5.0 million by November 15, 2013 and $10.0 million by April 15, 2014 from new capital transactions both of which have been fulfilled through the use of the equity distribution agreement with Canaccord Genuity Inc. (see discussion below). The second financial covenant requires us to maintain a liquidity ratio (unrestricted cash divided by outstanding debt) of at least 1.25:1.00 until we receive FDA approval for the Maestro Rechargeable System at which point it will be reduced to 0.75:1.00. The First Amendment did not change the interest rate or the amortization structure. We will pay SVB a $187,000 success fee in the event we receive FDA approval for the Maestro Rechargeable System.

On July 31, 2013, we entered into an equity distribution agreement with Canaccord Genuity Inc. (Canaccord) to sell shares of our common stock having aggregate gross sales proceeds of up to $20.0 million, from time to time, through an ATM under which Canaccord will act as our sales agent. We will determine, at our sole discretion, the timing and number of shares to be sold under this ATM. We will pay Canaccord a commission for its services in acting as agent in the sale of common stock equal to 2.0% of the gross sales price per share of all shares sold through it as agent under the equity distribution agreement. During the three months ended March 31, 2014, we sold 2,506,222 shares under the ATM at a weighted-average selling price of $2.33 per share for gross proceeds of approximately $5.8 million before deducting offering expenses. As of March 31, 2014, we had sold a total of 10,423,977 shares under the ATM at a weighted-average selling price of $1.61 per share for gross proceeds of approximately $16.8 million before deducting offering expenses.

Net Cash Used in Operating Activities

Net cash used in operating activities was $5.6 million and $5.0 million for the three months ended March 31, 2014 and 2013, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was partially offset by stock-based compensation, depreciation and amortization, and changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $7,000 and $4,000 for the three months ended March 31, 2014 and 2013, respectively. Net cash used in investing activities for the three months ended March 31, 2014 and 2013 is attributable to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $6.7 million and $12.1 million for the three months ended March 31, 2014 and 2013, respectively. Net cash provided by financing activities for the three months ended March 31, 2014 was due to gross proceeds from ATM draws of $5.8 million and proceeds of $2.0 million from the exercise of common stock warrants, offset by $1.0 million in principal repayments on our long-term debt and $116,000 in financing costs. Net cash provided by financing activities for the three months ended March 31, 2013 was primarily due to a public offering that resulted in gross proceeds of $13.1 million for the issuance of common stock and common stock warrants, offset by $1.0 million in financing costs.

Operating Capital and Capital Expenditure Requirements

We have only generated revenue from the sale of products in 2012 and did not have sales in 2013 or in the three months ended March 31, 2014, as we continued to focus our resources on the U.S. regulatory approval process. We obtained European CE Mark approval for our Maestro Rechargeable System in 2011. In January 2012, the final Maestro Rechargeable System components were listed on the ARTG by the Australian TGA. We have entered into exclusive, multi-year agreements with Device Technologies Australia Pty Limited and Bader Sultan & Brothers Co. W.L.L., for commercialization and distribution of the Maestro ReChargeable System in Australia and the Gulf Coast Countries, including Saudi Arabia, Kuwait, Bahrain, Qatar and the United Arab Emirates, respectively. We continue to explore additional select international markets to commercialize the Maestro Rechargeable System, including Europe. In the United States, the FDA has scheduled an Advisory Panel meeting for June 17, 2014 to review our PMA application for approval of the Maestro System. If the FDA grants us approval, we anticipate we will be able to commercialize the Maestro Rechargeable System in the United States in late 2014. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, prepare for the potential commercial launch of our Maestro Rechargeable System, develop the corporate infrastructure required to sell our products, operate as a publicly-traded company and pursue additional applications for our technology platform.

We believe that the cash and cash equivalents balance of approximately $24.4 million as of March 31, 2014, together with any interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements (including scheduled or potentially accelerated debt obligations) into 2015, assuming we do not receive any additional funds. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute our business plan, including commercialization of the Maestro Rechargeable System, we will need to raise additional funds. If our available cash and cash equivalents balances are insufficient to satisfy our liquidity requirements, we may seek additional funding through the ATM, sell additional equity or debt securities or enter into a credit facility. Obtaining funds through the ATM or through the sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, or the FDA does not approve the Maestro Rechargeable System for commercial use in the U.S., we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2013. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

During the three months ended March 31, 2014, there were no material changes to our significant accounting policies which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Contractual Obligations

During the three months ended March 31, 2014, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2013.

The following table summarizes our contractual obligations as of March 31, 2014 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$440,678	$292,819	$147,859	$—	$—
Long-term debt, including interest and final payment fee	6,886,519	4,338,889	2,547,630	—	—

Total contractual cash obligations	$7,327,197	$4,631,708	$2,695,489	$—	$—

The table above reflects only payment obligations that are fixed and determinable and does not reflect potential accelerated debt payments in the event of a default. Our operating lease commitments relate to our corporate headquarters in St. Paul, Minnesota.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

There were no significant changes in recent accounting pronouncements during the three months ended March 31, 2014 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash and cash equivalents. As of March 31, 2014, we had $24.4 million in cash and cash equivalents. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer/Chief Operating Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the three months ended March 31, 2014 to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2013.

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
Greg S. Lea
Senior Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

Dated: May 13, 2014

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company and all amendments thereto. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed on May 9, 2014 (File No. 333-195855)).

3.2	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

4.1	Amended and Restated Investors’ Rights Agreement, dated as of July 6, 2006, by and between the Company and the parties named therein. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.