Form 10-Q
period 2014-09-30
EnteroMedics Inc
filed 2014-11-12
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, 69,103,909 shares of the registrant’s Common Stock were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENTEROMEDICS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$16,269,578	$23,297,479
Accounts receivable	—	17,742
Inventory	915,498	1,127,941
Prepaid expenses and other current assets	241,636	546,744

Total current assets	17,426,712	24,989,906
Property and equipment, net	462,271	577,095
Other assets	997,322	820,767

Total assets	$18,886,305	$26,387,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable (net of discounts of $43,167 at September 30, 2014)	$3,956,833	$4,000,000
Accounts payable	51,561	127,329
Accrued expenses	3,893,317	4,186,060
Accrued interest payable	517,741	526,672

Total current liabilities	8,419,452	8,840,061
Notes payable, less current portion (net of discounts of $131,670 at December 31, 2013)	—	2,868,330

Total liabilities	8,419,452	11,708,391

Commitments and contingencies (note 4)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 and 125,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 68,885,842 and 63,551,350 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	688,858	635,514
Additional paid-in capital	255,678,852	239,996,934
Accumulated deficit	(245,900,857)	(225,953,071)

Total stockholders’ equity	10,466,853	14,679,377

Total liabilities and stockholders’ equity	$18,886,305	$26,387,768

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—

Gross profit	—	—	—	—

Operating expenses:
Research and development	2,305,952	2,762,478	8,017,249	8,207,211
Selling, general and administrative	3,287,952	3,207,943	11,488,969	10,153,495

Total operating expenses	5,593,904	5,970,421	19,506,218	18,360,706

Operating loss	(5,593,904)	(5,970,421)	(19,506,218)	(18,360,706)

Other income (expense):
Interest income	755	1,184	2,505	4,767
Interest expense	(120,917)	(224,771)	(435,739)	(733,424)
Other, net	(176)	(109,286)	(8,334)	(118,016)

Net loss	$(5,714,242)	$(6,303,294)	$(19,947,786)	$(19,207,379)

Net loss per share—basic and diluted	$(0.08)	$(0.11)	$(0.30)	$(0.36)

Shares used to compute basic and diluted net loss per share	68,885,435	55,978,107	67,414,867	52,864,039

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(5,714,242)	$(6,303,294)	$(19,947,786)	$(19,207,379)

Comprehensive loss	$(5,714,242)	$(6,303,294)	$(19,947,786)	$(19,207,379)

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(19,947,786)	$(19,207,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	141,890	124,418
Stock-based compensation	4,781,299	4,376,955
Amortization of commitment fees, debt issuance costs and original issue discount	99,928	155,862
Other, net	—	8,030
Change in operating assets and liabilities:
Accounts receivable	17,742	(8,906)
Inventory	212,443	98,932
Prepaid expenses and other current assets	305,108	1,365
Other assets	(187,980)	177,946
Accounts payable	(75,768)	102,936
Accrued expenses	(292,743)	54,331
Accrued interest payable	(8,931)	2,820

Net cash used in operating activities	(14,954,798)	(14,112,690)

Cash flows from investing activities:
Purchases of property and equipment	(27,066)	(410,462)

Net cash used in investing activities	(27,066)	(410,462)

Cash flows from financing activities:
Proceeds from warrants exercised	2,242,265	9,500
Proceeds from sale of common stock and warrants for purchase of common stock	8,909,383	16,634,310
Common stock financing costs	(197,685)	(1,287,411)
Repayments on notes payable	(3,000,000)	(2,000,000)

Net cash provided by financing activities	7,953,963	13,356,399

Net decrease in cash and cash equivalents	(7,027,901)	(1,166,753)
Cash and cash equivalents:
Beginning of period	23,297,479	22,308,781

End of period	$16,269,578	$21,142,028

Supplemental disclosure:
Interest paid	$344,741	$574,741

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

The Company submitted a premarket approval (PMA) application for the Maestro Rechargeable System to the U.S. Food and Drug Administration (FDA) in June 2013 using data from a randomized, double-blind, sham-controlled, multicenter pivotal clinical trial, called the ReCharge trial, that was accepted for review and filing in July 2013. An Advisory Panel meeting was held on June 17, 2014 to review the Company’s PMA application for approval of the Maestro Rechargeable System. The Advisory Panel voted 8 to 1 “in favor” that the Maestro Rechargeable System is safe when used as designed and voted 4 to 5 “against” on the issue of a reasonable assurance of efficacy. The final vote, on whether the relative benefits outweighed the relative risk, was 6 to 2 “in favor,” with 1 abstention. The FDA is not bound by the Advisory Panel’s recommendation, but will take it into consideration while reviewing the Company’s PMA application. Assuming the FDA grants the Company approval in late 2014, the Company anticipates that it will be able to start commercializing the Maestro Rechargeable System in a controlled limited launch at select bariatric centers of excellence in the United States thereafter.

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

ENTEROMEDICS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair value of the Company’s long-term debt (including the current portion) is approximately $4.4 million as of September 30, 2014, based on the present value of estimated future cash flows using a discount rate commensurate with borrowing rates available to the Company. If measured at fair value in the condensed consolidated financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

The Company did not hold any short-term investments as of September 30, 2014 and December 31, 2013.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. There was no difference from reported net loss for the three and nine months ended September 30, 2014 and 2013.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(5,714,242)	$(6,303,294)	$(19,947,786)	$(19,207,379)

Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	68,885,435	55,978,107	67,414,867	52,864,039

Net loss per share—basic and diluted	$(0.08)	$(0.11)	$(0.30)	$(0.36)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30,
	2014	2013
Stock options outstanding	12,336,783	11,622,700
Warrants to purchase common stock	24,199,705	25,565,950

Recently Issued Accounting Standards

In June 2014, the Financial Accounting Standards Board (FASB) issued Development Stage Entities, Topic 915 (Accounting Standards Update No. 2014-10 (ASU 2014-10)), which eliminates certain financial reporting requirements, with the objective of improving financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2014; however, early application is permitted for any annual reporting period or interim period for which an entity’s financial statements have not yet been issued. The Company elected to adopt ASU 2014-10 effective with the quarter ending June 30, 2014. Therefore, the accompanying condensed consolidated financial statements no longer present or disclose any information previously required by Topic 915.

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

There have been no other significant changes in recent accounting pronouncements during the nine months ended September 30, 2014 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

(2) Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2014, the Company had $16.3 million of cash and cash equivalents. Assuming the Company does not receive any additional funds, it estimates that it has sufficient funds to operate into 2015 (including scheduled or potentially accelerated debt obligations). In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute its business plan, including commercialization of the Maestro Rechargeable System, the Company will need to raise additional funds.

The Company has financed its activities principally from the sale of equity securities, debt financing and interest earned on investments. While the Company has been successful in the past in obtaining the necessary capital to support its operations, and has similar future plans, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing stockholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company cannot execute its plan to raise funds on acceptable terms, the Company will not be able to continue as a going concern, develop or enhance products, obtain the required regulatory clearances or approvals, execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressure or unanticipated customer requirements. If the Company is unable to obtain additional financing or the FDA does not approve the Maestro Rechargeable System for commercial use in the U.S., the Company may be required to reduce the scope of, delay, or eliminate some or all of, its planned research, development and commercialization activities, which could materially harm its business. Any of these events would adversely affect the Company’s ability to achieve its development and commercialization goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

(3) Inventory

From inception, inventory related purchases had been used for research and development related activities and had accordingly been expensed as incurred. In December 2011, the Company began receiving Australian Register of Therapeutic Goods (ARTG) listings for components of the Maestro Rechargeable System from the Australian Therapeutic Goods Administration, with the final components being listed on the ARTG in January 2012. As a result, the Company determined certain assets were recoverable as inventory beginning in December 2011. The Company accounts for inventory at the lower of cost or market and records any long-term inventory as other assets in the condensed consolidated balance sheets. There was approximately $843,000 and $794,000 of long-term inventory, primarily consisting of raw materials, as of September 30, 2014 and December 31, 2013, respectively.

ENTEROMEDICS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Current inventory consists of the following as of:

	September 30, 2014	December 31, 2013
Raw materials	$390,820	$385,565
Work-in-process	481,777	624,530
Finished goods	42,901	117,846

Inventory	$915,498	$1,127,941

(4) Commitments and Contingencies

Operating Lease

The Company rents its office, warehouse and laboratory facilities under an operating lease, which expires on September 30, 2015. Total rent expense recognized for each of the three month periods ended September 30, 2014 and 2013 was $67,718, and for each of the nine month periods ended September 30, 2014 and 2013 was $203,154. At September 30, 2014, future minimum payments under the lease are as follows:

Years ending December 31:
Remaining three months in 2014	$73,929
2015	221,789

$295,718

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

Scheduled debt principal payments are as follows as of September 30, 2014:

Years Ending December 31:
Remaining three months in 2014	$1,000,000
2015	3,000,000

4,000,000
Less: Original issue discount	(43,167)

Notes payable, net	$3,956,833

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

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Company’s Amended and Restated 2003 Stock Incentive Plan for the three and nine months ended September 30, 2014 and 2013 was allocated to operating expenses and employees and nonemployees as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Research and development	$329,772	$373,187	$1,125,985	$1,041,777
Selling, general and administrative	1,176,465	1,157,186	3,655,314	3,335,178

Total	$1,506,237	$1,530,373	$4,781,299	$4,376,955

ENTEROMEDICS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Employees	$1,536,465	$1,517,447	$4,637,556	$4,304,043
Nonemployees	(30,228)	12,926	143,743	72,912

Total	$1,506,237	$1,530,373	$4,781,299	$4,376,955

As of September 30, 2014, there was approximately $10.3 million of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted-average period of 2.11 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three and nine months ended September 30, 2014 and 2013:

	Employees
	Nine months ended September 30,
	2014	2013
Risk-free interest rates	1.84%-1.96%	0.94%-1.33%
Expected life	6.00-6.25 years	6.00-6.25 years
Expected dividends	0%	0%
Expected volatility	119.94%-120.70%	148.00%-149.00%

There were no new employee grants for the three months ended September 30, 2014 and 2013.

	Nonemployees		Nonemployees
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Risk-free interest rates	0.08%-2.37%	0.27%-0.92%	0.08%-2.63%	0.27%-1.03%
Expected life	0.76-9.01 years	1.76-3.67 years	0.76-9.51 years	1.76-3.92 years
Expected dividends	0%	0%	0%	0%
Expected volatility	56.54%-135.52%	90.00%-92.00%	56.54%-139.65%	82.00%-125.00%

Option activity under the Company’s Amended and Restated 2003 Stock Incentive Plan for the nine months ended September 30, 2014 was as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2013	542,218	11,687,300	$2.56
Shares reserved	7,500,000	—	—
Options granted	(727,500)	727,500	1.80
Options exercised	—	—	—
Options cancelled	78,017	(78,017)	3.65

Balance, September 30, 2014	7,392,735	12,336,783	$2.51

(7) Stock Sales

Equity Distribution Agreement—July 2013

On July 31, 2013, the Company entered into an equity distribution agreement with Canaccord Genuity Inc. (Canaccord) to sell shares of the Company’s common stock having aggregate gross sales proceeds of up to $20.0 million, from time to time, through an “at-the-market” equity offering program (ATM) under which Canaccord acted as the Company’s sales agent (the Canaccord ATM). The

ENTEROMEDICS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Company determined, at its sole discretion, the timing and number of shares sold under the Canaccord ATM. The Company paid Canaccord a commission for its services in acting as agent in the sale of common stock equal to 2.0% of the gross sales price per share of all shares sold through it as agent under the equity distribution agreement. During 2014 the Company sold 4,006,222 shares under the Canaccord ATM at a weighted-average selling price of $2.22 per share for gross proceeds of approximately $8.9 million before deducting offering expenses. The equity distribution agreement with Canaccord was terminated effective June 10, 2014. As of the termination date, the Company had sold a total of 11,923,977 shares under the Canaccord ATM at a weighted-average selling price of $1.67 per share for gross proceeds of approximately $19.9 million before deducting offering expenses.

Sales Agreement—June 2014

On June 13, 2014, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of the Company’s common stock having aggregate gross sales proceeds of up to $25.0 million, from time to time, through an ATM under which Cowen will act as the Company’s sales agent (the Cowen ATM). The Company will determine, at its sole discretion, the timing and number of shares to be sold under the Cowen ATM. The Company will pay Cowen a commission for its services in acting as agent in the sale of common stock equal to 3.0% of the gross sales price per share of all shares sold through it as agent under the sales agreement. As of September 30, 2014, the Company had not sold any shares under the Cowen ATM. Subsequent to September 30, 2014 through November 12, 2014, the Company has sold 218,067 shares under the Cowen ATM at a weighted-average selling price of $1.27 per share for gross proceeds of approximately $276,000 before deducting offering expenses.

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

As a result of the positive safety and efficacy profile of VBLOC therapy, we used the data from the ReCharge trial to support a premarket approval (PMA) application for the Maestro Rechargeable System, which was submitted to the FDA in June 2013 and was accepted for review and filing in July 2013. An Advisory Panel meeting was held on June 17, 2014 to review our PMA application for approval of the Maestro Rechargeable System. The Advisory Panel voted 8 to 1 “in favor” that the Maestro Rechargeable System is safe when used as designed and voted 4 to 5 “against” on the issue of a reasonable assurance of efficacy. The final vote, on whether the relative benefits outweighed the relative risk, was 6 to 2 “in favor,” with 1 abstention. The FDA is not bound by the Advisory Panel’s recommendation, but will take it into consideration while reviewing our PMA application. Assuming the FDA grants us approval in late 2014, we anticipate we will be able to start commercializing the Maestro Rechargeable System in a controlled limited launch at select bariatric centers of excellence in the United States thereafter.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

Sales. There were no sales for the three months ended September 30, 2014 and 2013, which was primarily the result of focusing our resources on the U.S. regulatory approval process.

Cost of Goods Sold. There were no cost of goods sold for the three months ended September 30, 2014 and 2013.

Research and Development Expenses. Research and development expenses were $2.3 million for the three months ended September 30, 2014, compared to $2.8 million for the three months ended September 30, 2013. The decrease of $457,000, or 16.5%, was primarily due to decreases of $376,000 and $122,000 in professional services and device costs, respectively. The decrease in professional services was primarily related to the use of engineering consultants in 2013 during the PMA submission process that were not required in 2014. The decrease in device costs is primarily related to a higher number of conversions to active devices for the three months ended September 30, 2013 compared to the three months ended September 30, 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were relatively flat at $3.3 million for the three months ended September 30, 2014, compared to $3.2 million for the three months ended September 30, 2013. The increase of $80,000, or 2.5%, was primarily due to an increase of $257,000 in personnel-related expenses, including payroll, benefits and employee stock-based compensation, offset by a decrease of $231,000 in professional services. The increase in personnel-related expenses was related to new hires in 2014 and annual compensation adjustments. The decrease in professional services was primarily related to preparation for the Advisory Panel meeting that began in 2013 and concluded June 17, 2014.

Interest Expense. Interest expense was $121,000 for the three months ended September 30, 2014, compared to $225,000 for the three months ended September 30, 2013. The decrease of $104,000, or 46.2%, was the result of a reduction in the loan principal balance through monthly principal and interest loan payments beginning April 1, 2013.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Sales. There were no sales for the nine months ended September 30, 2014 and 2013, which was primarily the result of focusing our resources on the U.S. regulatory approval process.

Cost of Goods Sold. There were no cost of goods sold for the nine months ended September 30, 2014 and 2013.

Research and Development Expenses. Research and development expenses were $8.0 million for the nine months ended September 30, 2014, compared to $8.2 million for the nine months ended September 30, 2013. The decrease of $190,000, or 2.3%, was primarily due to decreases of $648,000 for professional services, offset by increases of $162,000, $145,000, $65,000 and $64,000 in device costs, travel, nonemployee stock-based compensation and payroll-related expenses, respectively. The decrease in professional services was primarily related to the use of engineering consultants in 2013 during the PMA submission process that were not required in 2014. The increase in device costs was primarily related to conversions to active devices, on-going clinical trial support, inventory valuation adjustments and commercialization process development and validation efforts. The increases in travel and nonemployee stock-based compensation were primarily related to preparation for the Advisory Panel meeting. The increase in payroll-related expenses was primarily the result of a special one-time bonus in recognition of the Advisory Panel vote regarding the safety efficacy and benefit/risk profile of our Maestro Rechargeable System that occurred on June 17, 2014 (the Special Bonus).

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $11.5 million for the nine months ended September 30, 2014, compared to $10.2 million for the nine months ended September 30, 2013. The increase of $1.3 million, or 13.2%, was primarily due to increases of $693,000, $315,000 and $95,000 in payroll-related expenses, employee stock-based compensation and professional services. The increase in payroll-related expenses was primarily the result of the Special Bonus. The increase in employee stock-based compensation was primarily the result of stock option grants made to management on May 31, 2013 and new hires in 2014. The increase in professional services was primarily the result of ongoing commercialization efforts and preparation for the Advisory Panel meeting.

Interest Expense. Interest expense was $436,000 for the nine months ended September 30, 2014, compared to $733,000 for the nine months ended September 30, 2013. The decrease of $298,000, or 40.6%, was the result of a reduction in the loan principal balance through monthly principal and interest loan payments beginning April 1, 2013.

Liquidity and Capital Resources

We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. As of September 30, 2014, we had $16.3 million in cash and cash equivalents. Of this amount $14.8 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents. We believe that our cash and cash equivalents balance of $16.3 million as of September 30, 2014, together with any interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements (including scheduled or potentially accelerated debt obligations) into 2015, assuming we do not receive any additional funds. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute our business plan, including commercialization of the Maestro Rechargeable System, we will need to raise additional funds. See further discussion in the below section titled “Operating Capital and Capital Expenditure Requirements.”

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

On July 31, 2013, we entered into an equity distribution agreement with Canaccord Genuity Inc. (Canaccord) to sell shares of our common stock having aggregate gross sales proceeds of up to $20.0 million, from time to time, through an “at-the-market” equity offering program (ATM) under which Canaccord acted as our sales agent (the Canaccord ATM). We determined, at our sole discretion, the timing and number of shares sold under the Canaccord ATM. We paid Canaccord a commission for its services in acting as agent in the sale of common stock equal to 2.0% of the gross sales price per share of all shares sold through it as agent under the equity distribution agreement. During 2014 we sold 4,006,222 shares under the Canaccord ATM at a weighted-average selling price of $2.22 per share for gross proceeds of approximately $8.9 million before deducting offering expenses. The equity distribution agreement with Canaccord was terminated effective June 10, 2014. As of the termination date, we had sold a total of 11,923,977 shares under the Canaccord ATM at a weighted-average selling price of $1.67 per share for gross proceeds of approximately $19.9 million before deducting offering expenses.

On June 13, 2014, we entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of our common stock having aggregate gross sales proceeds of up to $25.0 million, from time to time, through an ATM under which Cowen will act as our sales agent (the Cowen ATM). We will determine, at our sole discretion, the timing and number of shares to be sold under the Cowen ATM. We will pay Cowen a commission for its services in acting as agent in the sale of common stock equal to 3.0% of the gross sales price per share of all shares sold through it as agent under the sales agreement. As of September 30, 2014, we had not sold any shares under the Cowen ATM. Subsequent to September 30, 2014 through November 12, 2014, we have sold 218,067 shares under the Cowen ATM at a weighted-average selling price of $1.27 per share for gross proceeds of approximately $276,000 before deducting offering expenses.

Net Cash Used in Operating Activities

Net cash used in operating activities was $15.0 million and $14.1 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was partially offset by stock-based compensation, depreciation and amortization, and changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $27,000 and $410,000 for the nine months ended September 30, 2014 and 2013, respectively. Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 is attributable to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $8.0 million and $13.4 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash provided by financing activities for the nine months ended September 30, 2014 was due to gross proceeds from ATM draws of $8.9 million and proceeds of $2.2 million from the exercise of common stock warrants, offset by $3.0 million in principal repayments on our long-term debt and $198,000 in financing costs. Net cash provided by financing activities for the nine months ended September 30, 2013 was primarily due to a public offering that resulted in gross proceeds of $13.1 million for the issuance of common stock and common stock warrants and gross proceeds from ATM draws of $3.6 million, offset by $1.3 million in financing costs and $2.0 million in principal repayments on our long-term debt.

Operating Capital and Capital Expenditure Requirements

We have only generated revenue from the sale of products in 2012 because we continue to focus our resources on the U.S. regulatory approval process. Assuming the FDA grants us approval in late 2014, we anticipate we will be able to start commercializing the Maestro Rechargeable System in a controlled limited launch at select bariatric centers of excellence in the United States thereafter. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, prepare for the potential commercial launch of our Maestro Rechargeable System, develop the corporate infrastructure required to sell our products, operate as a publicly-traded company and pursue additional applications for our technology platform.

We believe that the cash and cash equivalents balance of approximately $16.3 million as of September 30, 2014, together with any interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements (including scheduled or potentially accelerated debt obligations) into 2015, assuming we do not receive any additional funds. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute our business plan, including commercialization of the Maestro Rechargeable System, we will need to raise additional funds. If our available cash and cash equivalents balances are insufficient to satisfy our liquidity requirements, we may seek additional funding through the Cowen ATM, sell additional equity or debt securities or enter into a credit facility. Obtaining funds through the Cowen ATM or through the sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, or the FDA does not approve the Maestro Rechargeable System for commercial use in the U.S., we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable.

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

During the nine months ended September 30, 2014, there were no material changes to our significant accounting policies which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Contractual Obligations

During the nine months ended September 30, 2014, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2013.

The following table summarizes our contractual obligations as of September 30, 2014 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$295,718	$295,718	$—	$—	$—
Long-term debt, including interest and final payment fee	4,675,333	4,675,333	—	—	—

Total contractual cash obligations	$4,971,051	$4,971,051	$—	$—	$—

The table above reflects only payment obligations that are fixed and determinable and does not reflect potential accelerated debt payments in the event of a default. Our operating lease commitments relate to our corporate headquarters in St. Paul, Minnesota.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Development Stage Entities, Topic 915 (Accounting Standards Update No. 2014-10 (ASU 2014-10)), which eliminates certain financial reporting requirements, with the objective of improving financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2014; however, early application is permitted for any annual reporting period or interim period for which an entity’s financial statements have not yet been issued. We elected to adopt ASU 2014-10 effective with the quarter ending June 30, 2014. Therefore, the accompanying condensed consolidated financial statements no longer present or disclose any information previously required by Topic 915.

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

There have been no other significant changes in recent accounting pronouncements during the nine months ended September 30, 2014 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash and cash equivalents. As of September 30, 2014, we had $16.3 million in cash and cash equivalents. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer/Chief Operating Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the nine months ended September 30, 2014 to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2013.

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
Greg S. Lea
Senior Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

Dated: November 12, 2014

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company and all amendments thereto. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed on May 9, 2014 (File No. 333-195855)).

3.2	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

4.1	Amended and Restated Investors’ Rights Agreement, dated as of July 6, 2006, by and between the Company and the parties named therein. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.1†	Amendment No. 2 to Consulting Agreement, effective September 1, 2014, by and between Anthony Jansz and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2014 (File No. 1-33818)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	Indicates management contract or compensation plan or agreement.