Form 10-Q
period 2015-03-31
EnteroMedics Inc
filed 2015-05-08
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, 74,404,378 shares of the registrant’s Common Stock were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENTEROMEDICS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$11,432,234	$11,619,167
Accounts receivable	1,478	2,812
Inventory	1,126,297	980,519
Prepaid expenses and other current assets	462,986	421,673

Total current assets	13,022,995	13,024,171
Property and equipment, net	446,876	481,522
Other assets	866,554	879,905

Total assets	$14,336,425	$14,385,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable (net of discounts of $10,313 and $23,836 at March 31, 2015 and December 31, 2014, respectively)	$1,989,687	$2,976,164
Accounts payable	47,522	399,336
Accrued expenses	4,473,759	3,830,766
Accrued interest payable	510,635	514,937

Total current liabilities	7,021,603	7,721,203

Total liabilities	7,021,603	7,721,203

Commitments and contingencies (note 4)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 74,404,378 and 69,570,444 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	744,044	695,704
Additional paid-in capital	265,826,592	258,050,482
Accumulated deficit	(259,255,814)	(252,081,791)

Total stockholders’ equity	7,314,822	6,664,395

Total liabilities and stockholders’ equity	$14,336,425	$14,385,598

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2015	2014
Sales	$—	$—
Cost of goods sold	—	—

Gross profit	—	—

Operating expenses:
Selling, general and administrative	4,727,519	3,934,977
Research and development	2,236,606	2,623,021

Total operating expenses	6,964,125	6,557,998

Operating loss	(6,964,125)	(6,557,998)

Other income (expense):
Interest income	867	1,004
Interest expense	(214,546)	(169,373)
Other, net	3,781	(5,957)

Net loss	$(7,174,023)	$(6,732,324)

Net loss per share – basic and diluted	$(0.10)	$(0.10)

Shares used to compute basic and diluted net loss per share	72,735,912	65,656,591

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2015	2014
Net loss	$(7,174,023)	$(6,732,324)

Comprehensive loss	$(7,174,023)	$(6,732,324)

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,174,023)	$(6,732,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48,651	47,495
Stock-based compensation	1,372,076	1,537,378
Amortization of commitment fees, debt issuance costs and original issue discount	165,291	38,031
Change in operating assets and liabilities:
Accounts receivable	1,334	17,742
Inventory	(145,778)	36,773
Prepaid expenses and other current assets	(41,313)	(71,975)
Other assets	(138,417)	(52,383)
Accounts payable	(347,163)	146,708
Accrued expenses	642,993	(565,937)
Accrued interest payable	(4,302)	(2,214)

Net cash used in operating activities	(5,620,651)	(5,600,706)

Cash flows from investing activities:
Purchases of property and equipment	(18,656)	(7,281)

Net cash used in investing activities	(18,656)	(7,281)

Cash flows from financing activities:
Proceeds from warrants exercised	—	2,026,765
Proceeds from sale of common stock and warrants for purchase of common stock	6,651,931	5,836,072
Common stock financing costs	(199,557)	(116,295)
Repayments on notes payable	(1,000,000)	(1,000,000)

Net cash provided by financing activities	5,452,374	6,746,542

Net (decrease) increase in cash and cash equivalents	(186,933)	1,138,555
Cash and cash equivalents:
Beginning of period	11,619,167	23,297,479

End of period	$11,432,234	$24,436,034

Supplemental disclosure:
Interest paid	$53,556	$133,556

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

Risks and Uncertainties

The Company is focused on the design and development of medical devices that use neuroblocking technology to treat obesity, metabolic diseases and other gastrointestinal disorders and currently has approvals to commercially launch the Maestro Rechargeable System in the United States and in Australia, the European Economic Area and other countries that recognize the European CE Mark. The Company has devoted substantially all of its resources to recruiting personnel, developing its product technology, obtaining patents to protect its intellectual property and raising capital, and thus far has only derived revenues from its primary business activity in 2012.

The Company’s products require approval from the U.S. Food and Drug Administration (FDA) or corresponding foreign regulatory agencies prior to commercial sales. The Company received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the Maestro Rechargeable System, and has begun a controlled commercial launch at select bariatric centers of excellence in the United States. The Maestro Rechargeable System has also received CE Mark and is listed on the Australian Register of Therapeutic Goods.

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

The Company’s activities are subject to significant risks and uncertainties, including the ability to obtain additional financing and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize.

Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s fiscal year ends on December 31.

The accompanying condensed consolidated financial statements and notes thereto are unaudited. In the opinion of the Company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair presentation. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet as of December 31, 2014 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

EnteroMedics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair value of the Company’s debt is approximately $2.5 million as of March 31, 2015 based on the present value of estimated future cash flows using a discount rate commensurate with borrowing rates available to the Company. If measured at fair value in the condensed consolidated financial statements, debt would be classified as Level 2 in the fair value hierarchy.

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

The Company did not hold any short-term investments as of March 31, 2015 and December 31, 2014.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. There was no difference from reported net loss for the three months ended March 31, 2015 and 2014.

EnteroMedics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Numerator:
Net loss	$(7,174,023)	$(6,732,324)

Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	72,735,912	65,656,591

Net loss per share—basic and diluted	$(0.10)	$(0.10)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,
	2015	2014
Stock options outstanding	14,232,792	11,666,051
Warrants to purchase common stock	24,199,705	24,411,389

Recently Issued Accounting Standards

In June 2014, the Financial Accounting Standards Board (FASB) issued Development Stage Entities, Topic 915 (Accounting Standards Update No. 2014-10 (ASU 2014-10)), which eliminates certain financial reporting requirements, with the objective of improving financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. This guidance is effective for interim and annual reporting periods beginning after December 15, 2014; however, early application was permitted for any annual reporting period or interim period for which an entity’s financial statements had not yet been issued. The Company elected to adopt ASU 2014-10 effective with the quarter ending June 30, 2014.

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

There have been no other significant changes in recent accounting pronouncements during the three months ended March 31, 2015 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

(2) Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has financed its operations to date principally through the sale of equity securities, debt financing and interest earned on investments. As of March 31, 2015, the Company had $11.4 million of cash and cash equivalents to fund its anticipated operations for 2015 and also has an “at-the-market” equity offering program (ATM) under which it can raise additional funds by instructing Cowen and Company, LLC (Cowen), the Company’s sales agent, to sell shares of the Company’s common stock having aggregate gross sales proceeds of up to $25.0 million (the Cowen ATM), of which $17.4 million remains available as of May 8, 2015 (further described in Note 7). These anticipated operations include plans that consider the controlled commercial launch of vBloc Therapy, delivered via the Maestro Rechargeable System, which was approved by the FDA on January 14, 2015. In order to finance these anticipated operations, including the increase in internal expenditures resulting from the controlled commercial launch noted above, the Company has raised $6.7 million in gross proceeds before deducting offering expenses from the Cowen ATM subsequent to December 31, 2014 through May 8, 2015. In addition, the Company believes that it has the ability to raise additional capital through (i) the sale of additional equity securities, including, but not limited to, the use of the Cowen ATM and the exercise of outstanding warrants; (ii) the sale of debt securities; or (iii) establishing a credit facility, and has the flexibility to manage the growth of its expenditures and expand operations.

(3) Inventory

From inception, inventory related purchases had been used for research and development related activities and had accordingly been expensed as incurred. In December 2011, the Company began receiving Australian Register of Therapeutic Goods (ARTG) listings for components of the Maestro Rechargeable System from the Australian Therapeutic Goods Administration, with the final components being listed on the ARTG in January 2012. As a result, the Company determined certain assets were recoverable as inventory beginning in December 2011. The Company accounts for inventory at the lower of cost or market and records any long-term inventory as other assets in the condensed consolidated balance sheets. There was approximately $776,000 and $825,000 of long-term inventory, primarily consisting of raw materials, as of March 31, 2015 and December 31, 2014, respectively.

Current inventory consists of the following as of:

	March 31, 2015	December 31, 2014
Raw materials	$419,085	$322,157
Work-in-process	679,036	632,615
Finished goods	28,176	25,747

Inventory	$1,126,297	$980,519

(4) Commitments and Contingencies

Operating Lease

The Company rents its office, warehouse and laboratory facilities under an operating lease, which expires on September 30, 2015. Total rent expense recognized for each of the three months ended March 31, 2015 and 2014 was $67,718. At March 31, 2015, future minimum payments under the lease are as follows:

Year ending December 31:
Remaining nine months in 2015	$147,859

EnteroMedics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

The First Amendment added two new financial covenants, one of which required the Company to receive cumulative aggregate net proceeds of at least $5.0 million by November 15, 2013 and $10.0 million by April 15, 2014 from new capital transactions, both of which have been fulfilled. The second financial covenant required the Company to maintain a liquidity ratio (unrestricted cash divided by outstanding debt) of at least 1.25:1.00 until it received FDA approval for the Maestro Rechargeable System on January 14, 2015, at which point it was reduced to 0.75:1.00. The First Amendment did not change the interest rate or the amortization structure. The Company is required to pay SVB a $187,000 success fee as a result of receiving FDA approval for the Maestro Rechargeable System on January 14, 2015.

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

EnteroMedics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Scheduled debt principal payments are as follows as of March 31, 2015:

Year Ending December 31:
Remaining nine months in 2015	$2,000,000
Less: Original issue discount	(10,313)

Notes payable, net	$1,989,687

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

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Company’s Amended and Restated 2003 Stock Incentive Plan for the three months ended March 31, 2015 and 2014 was allocated to operating expenses and employees and nonemployees as follows:

	Three months ended March 31,
	2015	2014
Selling, general and administrative	$1,036,446	$1,155,555
Research and development	335,630	381,823

Total	$1,372,076	$1,537,378

Employees	$1,387,924	$1,490,341
Nonemployees	(15,848)	47,037

Total	$1,372,076	$1,537,378

As of March 31, 2015 there was approximately $9.3 million of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards, which are expected to be recognized over a weighted-average period of 2.13 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three months ended March 31, 2015 and 2014:

Employees
Three months ended March 31,
2015
Risk-free interest rates	1.65%-1.80%
Expected life	6.25 years
Expected dividends	0%
Expected volatility	110.32%-111.77%

There were no new employee grants for the three months ended March 31, 2014.

EnteroMedics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Nonemployees
	Three months ended March 31,
	2015	2014
Risk-free interest rates	0.03%-1.77%	0.21%-2.63%
Expected life	0.25-8.51 years	1.25-9.51 years
Expected dividends	0%	0%
Expected volatility	37.36%-131.49%	79.90%-139.65%

Option activity under the Company’s Amended and Restated 2003 Stock Incentive Plan for the three months ended March 31, 2015 was as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2014	7,073,726	12,655,792	$2.47
Shares reserved	—	—	—
Options granted	(1,577,000)	1,577,000	1.12
Options exercised	—	—	—
Options cancelled	—	—	—

Balance, March 31, 2015	5,496,726	14,232,792	$2.32

(7) Stock Sales

Sales Agreement—June 2014

On June 13, 2014, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of the Company’s common stock having aggregate gross sales proceeds of up to $25.0 million, from time to time, through an ATM under which Cowen will act as the Company’s sales agent (the Cowen ATM). The Company will determine, at its sole discretion, the timing and number of shares to be sold under the Cowen ATM. The Company will pay Cowen a commission for its services in acting as agent in the sale of common stock equal to 3.0% of the gross sales price per share of all shares sold through it as agent under the sales agreement. As of March 31, 2015, the Company had sold 5,518,536 shares under the Cowen ATM at a weighted-average selling price of $1.37 per share for gross proceeds of $7.6 million before deducting offering expenses. There have been no shares sold under the Cowen ATM subsequent to March 31, 2015 through May 8, 2015.

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

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the Maestro Rechargeable System, for the treatment of adult patients with obesity who have a Body Mass Index (BMI) of at least 40 to 45 kg/m2, or a BMI of at least 35 to 39.9 kg/m2 with a related health condition such as high blood pressure or high cholesterol levels, and who have tried to lose weight in a supervised weight management program and failed within the past five years. We have begun a controlled commercial launch at select bariatric centers of excellence in the United States and anticipate having the first commercial sale within the United States in 2015. We hired a Chief Commercial Officer in November 2014 to oversee the commercialization process and have started to build a sales force in the United States that will call directly on key opinion leaders and bariatric surgeons at commercially-driven bariatric centers of excellence that meet our certification criteria. The direct sales force will be supported by field technical managers who provide training, technical and other support services to our customers. As announced on April 30, 2015, 30 centers have been certified and 40 surgeons were trained in implanting and administering vBloc Therapy, exceeding our goal of training 20-25 vBloc Therapy centers and surgeons by the end of 2015. To date, we have relied on, and anticipate that we will continue to rely on, third-party manufacturers and suppliers for the production of our Maestro Rechargeable System.

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

To date, we have not observed any mortality related to our device or any unanticipated adverse device effects in our human clinical trials. We have also not observed any long-term problematic clinical side effects in any patients. In addition, data from our VBLOC-DM2 ENABLE trial outside the United States demonstrate that vBloc Therapy may hold promise in improving obesity-related comorbidities such as diabetes and hypertension. We are conducting, or plan to conduct, further studies in each of these comorbidities to assess vBloc Therapy’s potential in addressing multiple indications.

Thus far, we have only generated revenue from the sale of products in 2012 because we focused our resources on the United States regulatory approval process, and expect to incur significant sales and marketing expenses prior to recording sufficient revenue to offset these expenses. Having recently received FDA approval, we expect our selling, general and administrative expenses to increase as we continue to add the infrastructure necessary to support our initial commercial sales, operate as a public company and develop our intellectual property portfolio. For these reasons, we expect to continue to incur significant and increasing operating losses for the next several years. We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments.

Financial Overview

Revenue

We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the Maestro Rechargeable System, and have begun a controlled commercial launch at select bariatric centers of excellence in the United States and anticipate having the first commercial sale within the United States in 2015. As announced on April 30, 2015, 30 centers have been certified and 40 surgeons were trained in implanting and administering vBloc Therapy, exceeding our goal of training 20-25 vBloc Therapy centers and surgeons by the end of 2015.

We obtained European CE Mark approval for our Maestro Rechargeable System in 2011 for the treatment of obesity, which enables commercialization in the European Economic Area and other countries that recognize the European CE Mark. The CE Mark approval for our Maestro Rechargeable System was expanded in 2014 to also include use for the management of Type 2 diabetes in obese patients. In January 2012, the final Maestro Rechargeable System components were listed on the ARTG by the Australian TGA. We have entered into exclusive, multi-year agreements with Device Technologies Australia Pty Limited and Bader Sultan & Brothers Co. W.L.L., for commercialization and distribution of the Maestro Rechargeable System in Australia and the Gulf Coast Countries of the Middle East, including Saudi Arabia, Kuwait, Bahrain, Qatar and the United Arab Emirates, respectively. We made our first commercial shipments to Device Technologies Australia Pty Limited and Bader Sultan & Brothers Co. W.L.L. during the year ended December 31, 2012 and recognized $311,000 in revenue. We did not recognize any revenue for the years ended December 31, 2013 and 2014, primarily due to focusing our resources on the United States regulatory approval process.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

Sales. There were no sales for the three months ended March 31, 2015 and 2014, which was primarily the result of focusing our resources on the United States regulatory approval process.

Cost of Goods Sold. There were no cost of goods sold for the three months ended March 31, 2015 and 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.7 million for the three months ended March 31, 2015, compared to $3.9 million for the three months ended March 31, 2014. The increase of $793,000, or 20.1%, was primarily due to increases of $655,000 and $175,000 in payroll-related expenses and professional services, respectively. The increase in both payroll-related expenses and professional services is primarily the result of receiving FDA approval on January 14, 2015 and beginning a controlled commercial launch at select bariatric centers of excellence in the United States. The increase in payroll-related expenses is also the result of a special one-time bonus and an increase in the 2014 management incentive plan accrual in recognition of achieving FDA approval on January 14, 2015.

Research and Development Expenses. Research and development expenses were $2.2 million for the three months ended March 31, 2015, compared to $2.6 million for the three months ended March 31, 2014. The decrease of $386,000, or 14.7%, was primarily due to a decrease of $759,000 in professional services offset by an increase of $349,000 in payroll-related expenses. Professional services during the first quarter of 2014 were primarily related to preparation for the advisory panel meeting with the FDA, which was held June 17, 2014. The increase in payroll-related expenses is primarily the result of a special one-time bonus and an increase in the 2014 management incentive plan accrual in recognition of achieving FDA approval on January 14, 2015.

Interest Expense. Interest expense was $215,000 for the three months ended March 31, 2015, compared to $169,000 for the three months ended March 31, 2014. The increase of $45,000, or 26.7%, is the result of being required to pay SVB a $187,000 success fee as a result of achieving FDA approval on January 14, 2015, offset by a reduction of interest expense due to the declining principal balance through monthly principal and interest loan payments that began on April 1, 2013.

Liquidity and Capital Resources

As of March 31, 2015, we had $11.4 million in cash and cash equivalents. Of this amount $8.2 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.

We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. As of March 31, 2015, we had $11.4 million of cash and cash equivalents to fund our anticipated operations for 2015 and also have an “at-the-market” equity offering program (ATM) under which we can raise additional funds by instructing Cowen and Company, LLC (Cowen), our sales agent, to sell shares of our common stock having aggregate gross sales proceeds of up to $25.0 million (the Cowen ATM), of which $17.4 million remains available as of May 8, 2015 (further described below). These anticipated operations include plans that consider the controlled commercial launch of vBloc Therapy, delivered via the Maestro Rechargeable System, which was approved by the FDA on January 14, 2015. In order to finance these anticipated operations, including the increase in internal expenditures resulting from the controlled commercial launch noted above, we have raised $6.7 million in gross proceeds before deducting offering expenses from the Cowen ATM subsequent to December 31, 2014 through May 8, 2015. In addition, we believe that we have the ability to raise additional capital through (i) the sale of additional equity securities, including, but not limited to, the use of the Cowen ATM and the exercise of outstanding warrants; (ii) the sale of debt securities; or (iii) establishing a credit facility, and we have the flexibility to manage the growth of our expenditures and expand operations. In order to fund on-going operating cash requirements or to further accelerate and execute our business plan, including commercialization of the Maestro Rechargeable System, we will need to raise additional funds.

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

The First Amendment added two new financial covenants, one of which required us to receive cumulative aggregate proceeds of at least $5.0 million by November 15, 2013 and $10.0 million by April 15, 2014 from new capital transactions, both of which have been fulfilled. The second financial covenant required us to maintain a liquidity ratio (unrestricted cash divided by outstanding debt) of at least 1.25:1.00 until we received FDA approval for the Maestro Rechargeable System on January 14, 2015, at which point it was reduced to 0.75:1.00. The First Amendment did not change the interest rate or the amortization structure. We are required to pay SVB a $187,000 success fee as a result of receiving FDA approval for the Maestro Rechargeable System on January 14, 2015.

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

On June 13, 2014, we entered into a sales agreement with Cowen to sell shares of our common stock having aggregate gross sales proceeds of up to $25.0 million, from time to time, through the Cowen ATM under which Cowen will act as our sales agent. We will determine, at our sole discretion, the timing and number of shares to be sold under the Cowen ATM. We will pay Cowen a commission for its services in acting as agent in the sale of common stock equal to 3.0% of the gross sales price per share of all shares sold through it as agent under the sales agreement. As of March 31, 2015, we have sold 5,518,536 shares under the Cowen ATM at a weighted-average selling price of $1.37 per share for gross proceeds of $7.6 million before deducting offering expenses. There have been no shares sold under the Cowen ATM subsequent to March 31, 2015 through May 8, 2015.

Net Cash Used in Operating Activities

Net cash used in operating activities was $5.6 million for each of the three months ended March 31, 2015 and 2014. Net cash used in operating activities primarily reflects the net loss for those periods, less noncash expenses for stock-based compensation, depreciation and amortization, and partially offset by changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $19,000 and $7,000 for the three months ended March 31, 2015 and 2014, respectively. Net cash used in investing activities for the three months ended March 31, 2015 and 2014 is attributable to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $5.5 million and $6.7 million for the three months ended March 31, 2015 and 2014, respectively. Net cash provided by financing activities for the three months ended March 31, 2015 was due to gross proceeds from ATM draws of $6.7 million, offset by $1.0 million in principal repayments on our long-term debt and $200,000 in financing costs. Net cash provided by financing activities for the three months ended March 31, 2014 was due to gross proceeds from ATM draws of $5.8 million and proceeds of $2.0 million from the exercise of common stock warrants, offset by $1.0 million in principal repayments on our long-term debt and $116,000 in financing costs.

Operating Capital and Capital Expenditure Requirements

We have only generated revenue from the sale of products in 2012 because we continued to focus our resources on the United States regulatory approval process. In January 2015 the FDA granted us approval and we have begun to commercialize the Maestro Rechargeable System in a controlled commercial launch at select bariatric centers of excellence in the United States. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, commercialize our Maestro Rechargeable System, develop the corporate infrastructure required to sell our products, operate as a publicly-traded company and pursue additional applications for our technology platform.

We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. As of March 31, 2015, we had $11.4 million of cash and cash equivalents to fund our anticipated operations for 2015 and also have the Cowen ATM under which we can raise additional funds by selling shares of our common stock. These anticipated operations include plans that consider the controlled commercial launch of vBloc Therapy, delivered via the Maestro Rechargeable System, which was approved by the FDA on January 14, 2015. In order to finance these anticipated operations, including the increase in internal expenditures resulting from the controlled commercial launch noted above, we have raised $6.7 million in gross proceeds before deducting offering expenses from the Cowen ATM subsequent to December 31, 2014 through May 8, 2015. In addition, we believe that we have the ability to raise additional capital through (i) the sale of additional equity securities, including, but not limited to, the use of the Cowen ATM and the exercise of outstanding warrants; (ii) the sale of debt securities; or (iii) establishing a credit facility, and we have the flexibility to manage the growth of our expenditures and expand operations. In order to fund on-going operating cash requirements or to further accelerate and execute our business plan, including commercialization of the Maestro Rechargeable System, we will need to raise additional funds. Obtaining funds through the Cowen ATM or through the sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2014. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

During the three months ended March 31, 2015, there were no material changes to our significant accounting policies which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Contractual Obligations

During the three months ended March 31, 2015, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2014.

The following table summarizes our contractual obligations as of March 31, 2015 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$147,859	$147,859	$—	$—	$—
Long-term debt, including interest and final payment fee	2,547,630	2,547,630	—	—	—

Total contractual cash obligations	$2,695,489	$2,695,489	$—	$—	$—

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Development Stage Entities, Topic 915 (Accounting Standards Update No. 2014-10 (ASU 2014-10)), which eliminates certain financial reporting requirements, with the objective of improving financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. This guidance is effective for interim and annual reporting periods beginning after December 15, 2014; however, early application was permitted for any annual reporting period or interim period for which an entity’s financial statements had not yet been issued. We elected to adopt ASU 2014-10 effective with the quarter ending June 30, 2014.

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

There have been no other significant changes in recent accounting pronouncements during the three months ended March 31, 2015 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash and cash equivalents. As of March 31, 2015, we had $11.4 million in cash and cash equivalents. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer/Chief Operating Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)

and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the three months ended March 31, 2015 to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Greg S. Lea
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

Dated: May 8, 2015

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company and all amendments thereto. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed on May 9, 2014 (File No. 333-195855)).

3.2	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.