Form 10-Q
period 2015-06-30
EnteroMedics Inc
filed 2015-08-07
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, 106,404,378 shares of the registrant’s Common Stock were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENTEROMEDICS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$4,798,940	$11,619,167
Accounts receivable	112,507	2,812
Inventory	1,284,438	980,519
Prepaid expenses and other current assets	338,437	421,673

Total current assets	6,534,322	13,024,171
Property and equipment, net	415,968	481,522
Other assets	934,127	879,905

Total assets	$7,884,417	$14,385,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable (net of discounts of $2,242 and $23,836 at June 30, 2015 and December 31, 2014, respectively)	$997,758	$2,976,164
Accounts payable	447,178	399,336
Accrued expenses	4,502,128	3,830,766
Accrued interest payable	505,584	514,937

Total current liabilities	6,452,648	7,721,203

Total liabilities	6,452,648	7,721,203

Commitments and contingencies (note 4)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 74,404,378 and 69,570,444 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	744,044	695,704
Additional paid-in capital	267,347,301	258,050,482
Accumulated deficit	(266,659,576)	(252,081,791)

Total stockholders’ equity	1,431,769	6,664,395

Total liabilities and stockholders’ equity	$7,884,417	$14,385,598

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Sales	$79,000	$—	$79,000	$—
Cost of goods sold	30,763	—	30,763	—

Gross profit	48,237	—	48,237	—

Operating expenses:
Selling, general and administrative	4,936,363	4,266,040	9,663,882	8,201,017
Research and development	2,452,787	3,088,276	4,689,393	5,711,297

Total operating expenses	7,389,150	7,354,316	14,353,275	13,912,314

Operating loss	(7,340,913)	(7,354,316)	(14,305,038)	(13,912,314)

Other income (expense):
Interest income	422	746	1,289	1,750
Interest expense	(60,423)	(145,449)	(274,969)	(314,822)
Other, net	(2,848)	(2,201)	933	(8,158)

Net loss	$(7,403,762)	$(7,501,220)	$(14,577,785)	$(14,233,544)

Net loss per share—basic and diluted	$(0.10)	$(0.11)	$(0.20)	$(0.21)

Shares used to compute basic and diluted net loss per share	74,404,378	67,667,093	73,574,754	66,667,396

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss	$(7,403,762)	$(7,501,220)	$(14,577,785)	$(14,233,544)

Comprehensive loss	$(7,403,762)	$(7,501,220)	$(14,577,785)	$(14,233,544)

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(14,577,785)	$(14,233,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	97,357	94,950
Stock-based compensation	2,920,785	3,275,062
Amortization of commitment fees, debt issuance costs and original issue discount	196,691	71,414
Change in operating assets and liabilities:
Accounts receivable	(109,695)	17,742
Inventory	(303,919)	232,670
Prepaid expenses and other current assets	83,236	193,598
Other assets	(229,319)	(191,476)
Accounts payable	52,493	60,032
Accrued expenses	671,362	(89,087)
Accrued interest payable	(9,353)	(5,999)

Net cash used in operating activities	(11,208,147)	(10,574,638)

Cash flows from investing activities:
Purchases of property and equipment	(36,454)	(9,276)

Net cash used in investing activities	(36,454)	(9,276)

Cash flows from financing activities:
Proceeds from warrants exercised	—	2,240,128
Proceeds from sale of common stock and warrants for purchase of common stock	6,651,931	8,909,383
Common stock financing costs	(227,557)	(197,685)
Repayments on notes payable	(2,000,000)	(2,000,000)

Net cash provided by financing activities	4,424,374	8,951,826

Net decrease in cash and cash equivalents	(6,820,227)	(1,632,088)
Cash and cash equivalents:
Beginning of period	11,619,167	23,297,479

End of period	$4,798,940	$21,665,391

Supplemental disclosure:
Interest paid	$87,630	$249,407

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

Risks and Uncertainties

The Company is focused on the design and development of medical devices that use neuroblocking technology to treat obesity, metabolic diseases and other gastrointestinal disorders and currently has approvals to commercially launch the Maestro Rechargeable System in the United States and in Australia, the European Economic Area and other countries that recognize the European CE Mark. The Company has devoted substantially all of its resources to recruiting personnel, developing its product technology, obtaining patents to protect its intellectual property and raising capital, and has recently commenced commercial operations in the United States deriving revenues from its primary business activity in 2015.

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

The Company’s activities are subject to significant risks and uncertainties, including the ability to obtain additional financing, and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize.

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

EnteroMedics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair value of the Company’s debt is approximately $1.5 million as of June 30, 2015 based on the present value of estimated future cash flows using a discount rate commensurate with borrowing rates available to the Company. If measured at fair value in the condensed consolidated financial statements, debt would be classified as Level 2 in the fair value hierarchy.

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

The Company did not hold any short-term investments as of June 30, 2015 and December 31, 2014.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. There was no difference from reported net loss for the three and six months ended June 30, 2015 and 2014.

EnteroMedics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, title or risk of loss has passed, the selling price is fixed or determinable and collection is reasonably assured. Products are sold through direct sales or medical device distributors and revenue is recognized upon sale to a bariatric center of excellence or a medical device distributor when no right of return or price protection exists. Terms of sales to international distributors are generally EXW, reflecting that goods are shipped “ex works,” in which risk of loss is assumed by the distributor at the shipping point. A provision for returns is recorded only if product sales provide for a right of return. No provision for returns was recorded for the three and six months ended June 30, 2015, as the product sales recorded did not provide for rights of return.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(7,403,762)	$(7,501,220)	$(14,577,785)	$(14,233,544)

Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	74,404,378	67,667,093	73,574,754	66,667,396

Net loss per share—basic and diluted	$(0.10)	$(0.11)	$(0.20)	$(0.21)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,
	2015	2014
Stock options outstanding	15,483,514	12,391,468
Warrants to purchase common stock	24,199,705	24,224,229

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update No. 2014-09 (ASU 2014-09)), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

EnteroMedics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

There have been no other significant changes in recent accounting pronouncements during the six months ended June 30, 2015 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

(2) Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has financed its operations to date principally through the sale of equity securities, debt financing and interest earned on investments. As of June 30, 2015, the Company had $4.8 million of cash and cash equivalents in addition to gross proceeds of $16.0 million, before deducting estimated offering expenses of approximately $1.3 million, received on July 8, 2015 when the Company closed a public offering where it sold 32,000,000 units at an aggregate price of $0.50 per unit (further described in Note 8), to fund its anticipated operations into 2016. The Company also has an “at-the-market” equity offering program (ATM) under which it can raise additional funds by instructing Cowen and Company, LLC (Cowen), the Company’s sales agent, to sell shares of the Company’s common stock having aggregate gross sales proceeds of up to $25.0 million (the Cowen ATM), of which $17.4 million remains available as of August 7, 2015 (further described in Note 7). These anticipated operations include plans that consider the controlled commercial launch of vBloc Therapy, delivered via the Maestro Rechargeable System, which was approved by the FDA on January 14, 2015. The Company believes that it has the ability to raise additional capital through (i) the sale of additional equity securities, including, but not limited to, the use of the Cowen ATM and the exercise of outstanding warrants; (ii) the sale of debt securities; or (iii) establishing a credit facility, and has the flexibility to manage the growth of its expenditures and expand operations.

(3) Inventory

From inception, inventory related purchases had been used for research and development related activities and had accordingly been expensed as incurred. In December 2011, the Company began receiving Australian Register of Therapeutic Goods (ARTG) listings for components of the Maestro Rechargeable System from the Australian Therapeutic Goods Administration, with the final components being listed on the ARTG in January 2012. As a result, the Company determined certain assets were recoverable as inventory beginning in December 2011. The Company accounts for inventory at the lower of cost or market and records any long-term inventory as other assets in the condensed consolidated balance sheets. There was approximately $782,000 and $825,000 of long-term inventory, primarily consisting of raw materials, as of June 30, 2015 and December 31, 2014, respectively.

Current inventory consists of the following as of:

	June 30, 2015	December 31, 2014
Raw materials	$389,974	$322,157
Work-in-process	857,939	632,615
Finished goods	36,525	25,747

Inventory	$1,284,438	$980,519

(4) Commitments and Contingencies

Operating Lease

The Company rents its office, warehouse and laboratory facilities under an operating lease, which expires on September 30, 2015. Total rent expense recognized for each of the three month periods ended June 30, 2015 and 2014 was $67,718, and for each of the six month periods ended June 30, 2015 and 2014 was $135,436. At June 30, 2015, future minimum payments under the lease are as follows:

Year ending December 31:
Remaining six months in 2015	$73,929

EnteroMedics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Product Liability Claims

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

Clinical Trials

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

EnteroMedics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Pursuant to the Loan Agreement, on April 16, 2012, the Company issued SVB a warrant to purchase 106,746 shares of common stock, exercisable for ten years from the date of grant, at an exercise price of $2.34 per share.

Scheduled debt principal payments are as follows as of June 30, 2015:

Year Ending December 31:
Remaining six months in 2015	$1,000,000
Less: Original issue discount	(2,242)

Notes payable, net	$997,758

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

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Company’s Amended and Restated 2003 Stock Incentive Plan for the three and six months ended June 30, 2015 and 2014 was allocated to operating expenses and employees and nonemployees as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Selling, general and administrative	$1,205,445	$1,323,293	$2,241,891	$2,478,849
Research and development	343,264	414,391	678,894	796,213

Total	$1,548,709	$1,737,684	$2,920,785	$3,275,062

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Employees	$1,552,108	$1,610,750	$2,940,032	$3,101,091
Nonemployees	(3,399)	126,934	(19,247)	173,971

Total	$1,548,709	$1,737,684	$2,920,785	$3,275,062

As of June 30, 2015 there was approximately $8.9 million of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards, which are expected to be recognized over a weighted-average period of 2.15 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three and six months ended June 30, 2015 and 2014:

	Employees		Employees
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Risk-free interest rates	1.49%-1.75%	1.84%-1.96%	1.49%-1.80%	1.84%-1.96%
Expected life	5.50-6.25 years	6.00-6.25 years	5.50-6.25 years	6.00-6.25 years
Expected dividends	0%	0%	0%	0%
Expected volatility	83.36%-108.23%	119.94%-120.70%	83.36%-111.77%	119.94%-120.70%

EnteroMedics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Nonemployees		Nonemployees
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Risk-free interest rates	0.02%-2.10%	0.11%-2.39%	0.02%-2.10%	0.11%-2.63%
Expected life	0.08-8.26 years	1.01-9.26 years	0.08-8.51 years	1.01-9.51 years
Expected dividends	0%	0%	0%	0%
Expected volatility	22.42%-132.01%	70.34%-137.56%	22.42%-132.01%	70.34%-139.65%

Option activity under the Company’s Amended and Restated 2003 Stock Incentive Plan for the six months ended June 30, 2015 was as follows:

	Shares Available For Grant	Outstanding Options
		Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2014	7,073,726	12,655,792	$2.47
Shares reserved	—	—	—
Options granted	(2,879,000)	2,879,000	1.12
Options exercised	—	—	—
Options cancelled	51,278	(51,278)	2.16

Balance, June 30, 2015	4,246,004	15,483,514	$2.22

(7) Stock Sales

Sales Agreement—June 2014

On June 13, 2014, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of the Company’s common stock having aggregate gross sales proceeds of up to $25.0 million, from time to time, through an ATM under which Cowen will act as the Company’s sales agent (the Cowen ATM). The Company will determine, at its sole discretion, the timing and number of shares to be sold under the Cowen ATM. The Company will pay Cowen a commission for its services in acting as agent in the sale of common stock equal to 3.0% of the gross sales price per share of all shares sold through it as agent under the sales agreement. As of June 30, 2015, the Company had sold 5,518,536 shares under the Cowen ATM at a weighted-average selling price of $1.37 per share for gross proceeds of $7.6 million before deducting offering expenses. There have been no shares sold under the Cowen ATM subsequent to June 30, 2015 through August 7, 2015.

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

(8) Subsequent Events

On July 8, 2015, the Company closed a public offering, where it sold 32,000,000 units at an aggregate price of $0.50 per unit, for gross proceeds of $16.0 million before deducting estimated offering expenses of approximately $1.3 million. Each unit consists of: (A)(i) one share of common stock or (ii) one pre-funded Series C warrant to purchase one share of common stock at an exercise price

EnteroMedics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

equal to $0.50 per share (Series C Warrant); and (B) one Series A warrant to purchase one share of common stock at an exercise price equal to $0.60 per share (Series A Warrant). Each purchaser of a unit could elect to receive a Series C Warrant in lieu of a share of common stock. No Series C Warrants were issued.

The Series A Warrants are exercisable for a period of 42 months from the closing date of the public offering. The exercise price and number of shares of common stock issuable on the exercise of the Series A Warrants are subject to adjustment upon the issuance of any shares of common stock or securities convertible into shares of common stock below the then-existing exercise price, with certain exceptions, and in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The holder of the Series A Warrant will not have the right to exercise any portion of the Series A Warrant if the holder, together with its affiliates, would, subject to certain limited exceptions, beneficially own in excess of 9.99% of the Company’s common stock outstanding immediately after the exercise or 4.99% as may be elected by the purchaser.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Except for the historical information contained herein, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as may, will, should, expects, could, intends, might, plans, anticipates, believes, estimates, predicts, potential, or continue, or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the Maestro Rechargeable System, for the treatment of adult patients with obesity who have a Body Mass Index (BMI) of at least 40 to 45 kg/m2, or a BMI of at least 35 to 39.9 kg/m2 with a related health condition such as high blood pressure or high cholesterol levels, and who have tried to lose weight in a supervised weight management program and failed within the past five years. We have begun a controlled commercial launch at select bariatric centers of excellence in the United States and had our first commercial sales within the United States during the three months ended June 30, 2015. We hired a Chief Commercial Officer in November 2014 to oversee the commercialization process and have started to build a sales force in the United States that will call directly on key opinion leaders and bariatric surgeons at commercially-driven bariatric centers of excellence that meet our certification criteria. The direct sales force is supported by field technical managers who provide training, technical and other support services to our customers. As of August 6, 2015, 51 centers have been certified and 77 surgeons have been trained in implanting and administering vBloc Therapy, exceeding our goal of training 20-25 vBloc Therapy centers and surgeons by the end of 2015. To date, we have relied on, and anticipate that we will continue to rely on, third-party manufacturers and suppliers for the production of our Maestro Rechargeable System.

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

An Advisory Panel meeting was held on June 17, 2014 to review this data and our entire PMA application for approval of the Maestro Rechargeable System. The Advisory Panel voted 8 to 1 in favor that the Maestro Rechargeable System is safe when used as designed and voted 4 to 5 against on the issue of a reasonable assurance of efficacy. The final vote, on whether the relative benefits outweighed the relative risk, was 6 to 2 in favor, with 1 abstention. On January 14, 2015, the FDA agreed with the Advisory Panel that the benefits of vBloc Therapy outweigh the risks when it approved VBloc Therapy, delivered via the Maestro Rechargeable System, for the treatment of obesity as indicated.

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

We recently commenced commercial operations in the United States, deriving revenues from our primary business activity in 2015. We expect to incur significant sales and marketing expenses prior to recording sufficient revenue to offset these expenses. We expect our selling, general and administrative expenses to increase as we continue to add the infrastructure necessary to support our initial commercial sales, operate as a public company and develop our intellectual property portfolio. For these reasons, we expect to continue to incur significant and increasing operating losses for the next several years. We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments.

Financial Overview

Revenue

We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the Maestro Rechargeable System, and have begun a controlled commercial launch at select bariatric centers of excellence in the United States. As of August 6, 2015, 51 centers have been certified and 77 surgeons have been trained in implanting and administering vBloc Therapy, exceeding our goal of training 20-25 vBloc Therapy centers and surgeons by the end of 2015. We had our first commercial sales within the United States during the three months ended June 30, 2015 and recognized $79,000 in revenue.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, sales, marketing and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with attending medical conferences, training and certifying centers and surgeons, marketing and reimbursement programs, professional fees for legal services, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, and accounting services, cash management fees, consulting fees and travel expenses.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

Sales. Sales were $79,000 for the three months ended June 30, 2015, compared to no sales for the three months ended June 30, 2014. The increase of $79,000 is the result of receiving FDA approval on January 14, 2015 and commencing a controlled commercial launch of the Maestro Rechargeable System at select bariatric centers of excellence in the United States.

Cost of Goods Sold. Cost of goods sold were $31,000 for the three months ended June 30, 2015, compared to no cost of goods sold for the three months ended 2014. Gross margin was 61.1% for the three months ended June 30, 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.9 million for the three months ended June 30, 2015, compared to $4.3 million for the three months ended June 30, 2014. The increase of $670,000, or 15.7%, was primarily due to increases of $338,000, $225,000 and $221,000 in professional services, payroll-related expenses and travel, respectively. The increases in professional services, payroll-related expenses and travel are primarily the result of receiving FDA approval on January 14, 2015 and beginning a controlled commercial launch at select bariatric centers of excellence in the United States.

Research and Development Expenses. Research and development expenses were $2.5 million for the three months ended June 30, 2015, compared to $3.1 million for the three months ended June 30, 2014. The decrease of $635,000, or 20.6%, was primarily due to a decrease of $525,000 in professional services. Professional services during the second quarter of 2014 were primarily related to preparation for the advisory panel meeting with the FDA, which was held June 17, 2014.

Interest Expense. Interest expense was $60,000 for the three months ended June 30, 2015, compared to $145,000 for the three months ended June 30, 2014. The decrease of $85,000, or 58.5%, is the result of a reduction of interest expense due to the declining principal balance of our debt through monthly principal and interest loan payments that began on April 1, 2013.

Comparison of the Six Months Ended June 30, 2015 and 2014

Sales. Sales were $79,000 for the six months ended June 30, 2015, compared to no sales for the six months ended June 30, 2014. The increase of $79,000 is the result of receiving FDA approval on January 14, 2015 and commencing a controlled commercial launch of the Maestro Rechargeable System at select bariatric centers of excellence in the United States.

Cost of Goods Sold. Cost of goods sold were $31,000 for the six months ended June 30, 2015, compared to no cost of goods sold for the six months ended 2014. Gross margin was 61.1% for the six months ended June 30, 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $9.7 million for the six months ended June 30, 2015, compared to $8.2 million for the six months ended June 30, 2014. The increase of $1.5 million, or 17.8%, was primarily due to increases of $880,000, $513,000 and $275,000 in payroll-related expenses, professional services and travel. The increases in payroll-related expenses, professional services and travel are primarily the result of receiving FDA approval on January 14, 2015 and beginning a controlled commercial launch at select bariatric centers of excellence in the United States. The increase in payroll-related expenses is also the result of a special one-time bonus and an increase in the 2014 management incentive plan accrual in recognition of achieving FDA approval on January 14, 2015.

Research and Development Expenses. Research and development expenses were $4.7 million for the six months ended June 30, 2015, compared to $5.7 million for the six months ended June 30, 2014. The decrease of $1.0 million, or 17.9%, was primarily due to a decrease of $1.3 million in professional services. Professional services during the six months ended June 30, 2014 were primarily related to preparation for the advisory panel meeting with the FDA, which was held June 17, 2014.

Interest Expense. Interest expense was $275,000 for the six months ended June 30, 2015, compared to $315,000 for the six months ended June 30, 2014. The decrease of $40,000, or 12.7%, is the result of a reduction of interest expense due to the declining principal balance through monthly principal and interest loan payments that began on April 1, 2013 offset by being required to pay Silicon Valley Bank a $187,000 success fee as a result of achieving FDA approval on January 14, 2015.

Liquidity and Capital Resources

As of June 30, 2015, we had $4.8 million in cash and cash equivalents. Of this amount $2.8 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.

We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. As of June 30, 2015, we had $4.8 million of cash and cash equivalents in addition to gross proceeds of $16.0 million, before deducting estimated offering expenses of approximately $1.3 million, received on July 8, 2015 when we closed a public offering where we sold 32,000,000 units at an aggregate price of $0.50 per unit (further described below), to fund our anticipated operations into 2016. We also have an “at-the-market” equity offering program (ATM) under which we can raise additional funds by instructing Cowen and Company, LLC (Cowen), our sales agent, to sell shares of our common stock having aggregate gross sales proceeds of up to $25.0 million (the Cowen ATM), of which $17.4 million remains available as of August 7, 2015 (further described below). These anticipated operations include plans that consider the controlled commercial launch of vBloc Therapy, delivered via the Maestro Rechargeable System, which was approved by the FDA on January 14, 2015. We believe that we have the ability to raise additional capital through (i) the sale of additional equity securities, including, but not limited to, the use of the Cowen ATM and the exercise of outstanding warrants; (ii) the sale of debt securities; or (iii) establishing a credit facility, and we have the flexibility to manage the growth of our expenditures and expand operations. In order to fund on-going operating cash requirements or to further accelerate and execute our business plan, including commercialization of the Maestro Rechargeable System, we will need to raise additional funds.

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

On June 13, 2014, we entered into a sales agreement with Cowen to sell shares of our common stock having aggregate gross sales proceeds of up to $25.0 million, from time to time, through the Cowen ATM under which Cowen will act as our sales agent. We will determine, at our sole discretion, the timing and number of shares to be sold under the Cowen ATM. We will pay Cowen a commission for its services in acting as agent in the sale of common stock equal to 3.0% of the gross sales price per share of all shares sold through it as agent under the sales agreement. As of June 30, 2015, we have sold 5,518,536 shares under the Cowen ATM at a weighted-average selling price of $1.37 per share for gross proceeds of $7.6 million before deducting offering expenses. There have been no shares sold under the Cowen ATM subsequent to June 30, 2015 through August 7, 2015.

On July 8, 2015, we closed a public offering, where we sold 32,000,000 units at an aggregate price of $0.50 per unit, for gross proceeds of $16.0 million before deducting estimated offering expenses of approximately $1.3 million. Each unit consists of: (A)(i) one share of common stock or (ii) one pre-funded Series C warrant to purchase one share of common stock at an exercise price equal to $0.50 per share (Series C Warrant); and (B) one Series A warrant to purchase one share of common stock at an exercise price equal to $0.60 per share (Series A Warrant). Each purchaser of a unit could elect to receive a Series C Warrant in lieu of a share of common stock. No Series C Warrants were issued.

The Series A Warrants are exercisable for a period of 42 months from the closing date of the public offering. The exercise price and number of shares of common stock issuable on the exercise of the Series A Warrants are subject to adjustment upon the issuance of any shares of common stock or securities convertible into shares of common stock below the then-existing exercise price, with certain exceptions, and in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The holder of the Series A Warrant will not have the right to exercise any portion of the Series A Warrant if the holder, together with its affiliates, would, subject to certain limited exceptions, beneficially own in excess of 9.99% of our common stock outstanding immediately after the exercise or 4.99% as may be elected by the purchaser.

Net Cash Used in Operating Activities

Net cash used in operating activities was $11.2 million and $10.6 million for the six months ended June 30, 2015 and 2014, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, less noncash expenses for stock-based compensation, depreciation and amortization, and partially offset by changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $36,000 and $9,000 for the six months ended June 30, 2015 and 2014, respectively. Net cash used in investing activities for the six months ended June 30, 2015 and 2014 is attributable to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4.4 million and $9.0 million for the six months ended June 30, 2015 and 2014, respectively. Net cash provided by financing activities for the six months ended June 30, 2015 was due to gross proceeds from ATM draws of $6.7 million, offset by $2.0 million in principal repayments on our long-term debt and $200,000 in financing costs. Net cash provided by financing activities for the six months ended June 30, 2014 was due to gross proceeds from ATM draws of $8.9 million and proceeds of $2.2 million from the exercise of common stock warrants, offset by $2.0 million in principal repayments on our long-term debt and $198,000 in financing costs.

Operating Capital and Capital Expenditure Requirements

We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the Maestro Rechargeable System, and have begun a controlled commercial launch at select bariatric centers of excellence in the United States. We had our first commercial sales within the United States during the three months ended June 30, 2015 and recognized $79,000 in revenue. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, commercialize our Maestro Rechargeable System, develop the corporate infrastructure required to sell our products, operate as a publicly-traded company and pursue additional applications for our technology platform.

We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. As of June 30, 2015, we had $4.8 million of cash and cash equivalents in addition to gross proceeds of $16.0 million, before deducting estimated offering expenses of approximately $1.3 million, received on July 8, 2015 when we closed a public offering where we sold 32,000,000 units at an aggregate price of $0.50 per unit (further described above), to fund our anticipated operations into 2016. We also have the Cowen ATM under which we can raise additional funds by to selling shares of our common stock. These anticipated operations include plans that consider the controlled commercial launch of vBloc Therapy, delivered via the Maestro Rechargeable System, which was approved by the FDA on January 14, 2015. We believe that we have the ability to raise additional capital through (i) the sale of additional equity securities, including, but not limited to, the use of the Cowen ATM and the exercise of outstanding warrants; (ii) the sale of debt securities; or (iii) establishing a credit facility, and we have the flexibility to manage the growth of our expenditures and expand operations. In order to fund on-going operating cash requirements or to further accelerate and execute our business plan, including commercialization of the Maestro Rechargeable System, we will need to raise additional funds. Obtaining funds through the Cowen ATM or through the sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. The sale of additional equity may require us to obtain approval from our stockholders to increase the number of shares of common stock we have authorized under our certificate of incorporation. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable.

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

During the six months ended June 30, 2015, there were no material changes to our significant accounting policies which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Contractual Obligations

During the six months ended June 30, 2015, there were no material changes to our contractual obligation disclosures as set forth under the caption, Contractual Obligations in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2014.

The following table summarizes our contractual obligations as of June 30, 2015 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$73,929	$73,929	$—	$—	$—
Long-term debt, including interest and final payment fee	1,513,556	1,513,556	—	—	—

Total contractual cash obligations	$1,587,485	$1,587,485	$—	$—	$—

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update No. 2014-09 (ASU 2014-09)), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements.

There have been no other significant changes in recent accounting pronouncements during the six months ended June 30, 2015 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash and cash equivalents. As of June 30, 2015, we had $4.8 million in cash and cash equivalents. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term disclosure controls and procedures as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer/Chief Operating Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the risk factor identified below, there have been no material changes during the six months ended June 30, 2015 to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2014.

We may not have enough authorized shares available to continue to grant equity awards to incentivize our employees and to respond to strategic opportunities as they arise.

Over 90% of our authorized shares are either outstanding or reserved for issuance under currently outstanding rights to acquire our common stock. As a result, in the near future we intend to seek stockholder approval of either an increase in our authorized shares or a reverse stock split, or both of these actions, in order to provide us with enough authorized shares to continue to grant equity awards to incentivize our employees and to respond to strategic opportunities as they arise.

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
Greg S. Lea
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

Dated: August 7, 2015

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company and all amendments thereto. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed on May 9, 2014 (File No. 333-195855)).

3.2	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

10.1	Executive Employment Agreement, by and between the Company and Brad Hancock, dated November 17, 2014. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 12, 2015 (File No. 1-33818)).

10.2	Underwriting Agreement, dated as of July 7, 2015, by and between Canaccord Genuity Inc. and the Company. (Incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 7, 2015 (File No. 1-33818)).

10.3	Form of Series A Warrant, dated as of July 8, 2015, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2015 (File No. 1-33818)).

10.4	Form of Series C Warrant, dated as of July 8, 2015, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 7, 2015 (File No. 1-33818)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.