Form 10-K
period 2015-12-31
EnteroMedics Inc
filed 2016-03-28
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock as reported by the NASDAQ Capital Market on that date was $37,854,901.

As of February 29, 2016, 8,111,763 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Definitive Proxy Statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, to be held May 4, 2016 (the Proxy Statement), are incorporated by reference into Part III of this report. Except with respect to information specifically incorporated by reference in this report, the Proxy Statement is not deemed to be filed as a part hereof.

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

Our Company

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

The Maestro Rechargeable System, our initial product, uses vBloc Therapy to limit the expansion of the stomach, help control hunger sensations between meals, reduce the frequency and intensity of stomach contractions and produce a feeling of early and prolonged fullness. We believe the Maestro Rechargeable System offers obese patients a minimally-invasive treatment that can result in significant, durable and sustained weight loss. We believe that our Maestro Rechargeable System allows bariatric surgeons to offer a new option to obese patients who are concerned about the risks and complications associated with currently available anatomy-altering, restrictive or malabsorptive surgical procedures.

We received U.S. Food and Drug Administration (FDA) approval on January 14, 2015 for vBloc Therapy, delivered via the Maestro Rechargeable System, for the treatment of adult patients with obesity who have a Body Mass Index (BMI) of at least 40 to 45 kg/m2, or a BMI of at least 35 to 39.9 kg/m2 with a related health condition such as high blood pressure or high cholesterol levels, and who have tried to lose weight in a supervised weight management program and failed within the past five years. We have begun a controlled commercial launch at select bariatric centers of excellence in the United States and had our first commercial sales in 2015. During 2015, we started the process of building a sales force and a controlled expansion of our operations and recently hired three new executives in January 2016 to oversee this expansion. The direct sales force is supported by field technical managers who provide training, technical and other support services to our customers. Throughout 2015 our sales force called directly on key opinion leaders and bariatric surgeons at commercially-driven bariatric centers of excellence that met our certification criteria, which led to the training and certification of over 50 centers and 75 surgeons in implanting and administering vBloc Therapy. We plan to build on these efforts in 2016 through geography and self-pay patient focused direct-to-patient marketing, key opinion leader and center specific partnering, and a multi-faceted reimbursement strategy. To date, we have relied on, and anticipate that we will continue to rely on, third-party manufacturers and suppliers for the production of our Maestro Rechargeable System.

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

We obtained European CE Mark approval for our Maestro Rechargeable System in 2011 for the treatment of obesity. The CE Mark approval for our Maestro Rechargeable System was expanded in 2014 to also include use for the management of Type 2 diabetes in obese patients. In January 2012, the final Maestro Rechargeable System components were listed on the Australian Register of Therapeutic Goods (ARTG) by the Therapeutic Goods Administration (TGA). The costs and resources required to successfully commercialize the Maestro Rechargeable System internationally are currently beyond our capability. Accordingly, we intend to devote our near-term efforts toward mounting a successful system launch in the United States. We intend to explore select international markets to commercialize the Maestro Rechargeable System as our resources permit, using direct, dealer and distributor sales models as the targeted market best dictates.

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

Our Market

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

The United States Market

Obesity has been identified by the U.S. Surgeon General as the fastest growing cause of disease and death in the United States. Currently, the CDC estimates that 35.7% of U.S. adults (or approximately 73,000,000 people) are obese, having a BMI of 30 or higher. BMI is calculated by dividing a person’s weight in kilograms by the square of their height in meters. It is estimated that if obesity rates stay consistent, 51% of the U.S. population will be obese by 2030. According to data from the U.S. Department of Health and Human Services, almost 80% of adults with a BMI above 30 have a co-morbidity, and almost 40% have two or more of these comorbidities. According to The Obesity Society and the CDC, obesity is associated with many significant weight-related comorbidities including Type 2 diabetes, high blood-pressure, sleep apnea, certain cancers, high cholesterol, coronary artery disease, osteoarthritis and stroke. According to the American Cancer Society, 572,000 Americans die of cancer each year, about one-third of which are linked to excess body weight, poor nutrition and/or physical inactivity. Over 75% of hypertension cases are directly linked to obesity, and approximately two-thirds of U.S. adults with Type 2 diabetes are overweight or have obesity. Currently, medical costs associated with obesity in the U.S. are estimated to be up to $210 billion per year and nearly 21% of medical costs in the U.S. can be attributed to obesity. Researchers estimate that if obesity trends continue, obesity related medical costs could rise by another $44-$66 billion each year in the U.S. by 2030. The medical costs paid by third-party payors for people who are obese were $2,741 per year, or 42% higher than those of people who are normal weight.

Current Treatment Options and Their Limitations

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

•

Bariatric surgery.    In more severe cases of obesity, patients may pursue more aggressive surgical treatment options such as gastric balloon, gastric banding, sleeve gastrectomy and gastric bypass. These procedures promote weight loss by surgically restricting the stomach’s capacity and outlet size. While largely effective, these procedures generally result in major lifestyle changes including dietary restrictions and food intolerances and they may present substantial side effects and carry short- and long-term safety and side effect risks that have limited their adoption.

Market Opportunity

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

Our Technology

The vagus nerve regulates many activities in the human body, including those affecting digestion, energy metabolism, blood pressure regulation and activities of the stomach, intestine and pancreas, and provides direct two-way communication between the brain and body. By intermittently blocking, or interrupting, naturally occurring neural impulses on the vagus nerve, our therapy reduces hunger feelings between meals, limits the expansion of the stomach during eating and reduces the frequency and intensity of stomach contractions. In addition, vBloc Therapy reduces the absorption of calories by decreasing the secretion of digestive enzymes. The resulting physiologic effects of vBloc Therapy produce a feeling of early and prolonged fullness following smaller meal portions and, by intermittently blocking the vagus nerve and allowing it to return to full function between therapeutic episodes, our therapy limits the body’s natural tendency to circumvent the therapy, all of which results in long-term weight loss.

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

vBloc Therapy is designed to block the gastrointestinal effects of the vagus nerve by replicating a vagotomy using high-frequency, low-energy electrical impulses to intermittently interrupt naturally occurring neural impulses on the vagus nerve between the brain and the digestive system. Our therapy controls hunger sensations between meals, limits the expansion of the stomach and reduces the frequency and intensity of stomach contractions, leading to earlier fullness. In addition, vBloc Therapy reduces the absorption of calories by decreasing the secretion of digestive enzymes. The resulting physiologic effects of vBloc Therapy produce a feeling of early and prolonged fullness following smaller meal portions. By intermittently blocking the vagus nerve and allowing it to return to full function between therapeutic episodes, our therapy limits the body’s natural tendency to circumvent the therapy, which can result in long-term weight loss.

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

•

Targets Multiple Factors that Contribute to Hunger and Obesity.    We designed vBloc Therapy to target the digestive, metabolic and information transmission functions of the vagus nerve and to affect the perception of hunger and fullness, which together contribute to obesity and its metabolic consequences.

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

Our Clinical Experience

We have conducted a series of clinical trials to date, which have shown that vBloc Therapy offers physicians a programmable method to selectively and reversibly block the vagus nerve resulting in clinically and statistically significant EWL.

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

Below is a more detailed description of our ongoing clinical studies.

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

Although the trial did not meet its predefined co-primary efficacy endpoints, it did demonstrate in the ITT population (n=239) a clinically meaningful and statistically significant EWL of 24.4% (approximately 10% TBL) for vBloc Therapy-treated patients, with 52.5% of patients achieving at least 20% EWL. In the per protocol population, the trial demonstrated an EWL of 26.3% for vBloc Therapy-treated patients, with 56.8% of patients achieving at least 20% EWL. As a result of the positive safety and efficacy profile of vBloc Therapy, we used the data from the ReCharge trial to support a PMA application for the Maestro Rechargeable System, which was submitted to the FDA in June 2013 and was accepted for review and filing in July 2013. An Advisory Panel meeting was held on June 17, 2014 to review our PMA application for approval of the Maestro Rechargeable System. The Advisory Panel voted 8 to 1 “in favor” that the Maestro Rechargeable System is safe when used as designed and voted 4 to 5 “against” on the issue of a reasonable assurance of efficacy. The final vote, on whether the relative benefits outweighed the relative risk, was 6 to 2 “in favor,” with 1 abstention. We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the Maestro Rechargeable System, for the treatment of adult patients with obesity who have a BMI of at least 40 to 45 kg/m2, or a BMI of at least 35 to 39.9 kg/m2 with a related health condition such as high blood pressure or high cholesterol levels, and who have tried to lose weight in a supervised weight management program and failed within the past five years.

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

Approximately 93% of patients reached the 12 month assessment in the trial, consistent with a rigorously executed trial. vBloc Therapy-treated patients maintained their weight loss at 18 months and 24 months with an EWL of 23.5% and 21.1%, respectively. The trial’s positive safety profile also continued throughout this reported time period.

VBLOC-DM2 ENABLE Trial

Enrollment of the VBLOC-DM2 ENABLE trial began in 2008. The VBLOC-DM2 ENABLE trial is designed to evaluate the efficacy and safety of vBloc Therapy on obese subjects as well as its effect on glucose regulation in approximately 30 patients who are using the Maestro Rechargeable System. The trial is an international, open-label, prospective, multi-center study. At each designated trial endpoint the efficacy of vBloc Therapy is evaluated by measuring average percentage EWL, HbA1c (blood sugar), FPG (fasting plasma glucose), blood pressure, calorie intake, appetite and other endpoints at one week, one month, three, six, 12 and 18 months and longer. The following results were reported at 12 month intervals.

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

EMPOWER Trial

The EMPOWER trial is a randomized, double-blind, controlled pivotal study that began in 2006 and was designed to evaluate the safety and efficacy of our first-generation Maestro RF System in the treatment of obesity in 294 patients. The purpose of the EMPOWER trial is to measure the safety and efficacy of our Maestro RF System in obese patients after 12 months of vBloc Therapy. After all patients completed 12 months of follow up, the trial was unblinded and all patients, including those in the control group, had the option to receive ongoing vBloc Therapy. Patients will continue to be followed out to 60 months as part of the trial and we will continue to monitor average percentage EWL and safety during this extended period. At 12 months from implant, patients in the treated group who used the system for greater than or equal to 12 hours a day saw an average EWL of nearly 30%. The trial produced the following safety results:

•	No deaths, a one-year surgical revision rate of 4.8% and serious adverse event rate related to the device or implant/revision procedure of 3%;

•	No therapy-related serious adverse events in the entire study population through 12 months; and

•	No changes in intra-cardiac conduction, ventricular repolarization or ventricular arrhythmias were seen in either study group.

At the 36 month endpoint, EMPOWER EWL was approximately 20% in 45 subjects receiving at least 9 hours of therapy per day. In addition, a subgroup analysis of EMPOWER trial patients was conducted to determine if vBloc Therapy would improve blood pressure prior to significant weight loss in obese subjects with hypertension, as defined by elevated blood pressure at baseline by JNC-7 guidelines (n=37, Group A) or history of hypertension (n=58, Group B) at baseline. The analysis was performed in a subset of subjects receiving at least 9 hours of therapy per day to 12 months.

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

Our Commercialization Strategy

Our goal is to establish vBloc Therapy, delivered via our Maestro Rechargeable System, as the leading obesity management solution. The key business strategies by which we intend to achieve these objectives include:

Commercialize Our Products Using a Geography Focused Direct-to-Patient Marketing Effort Within the United States.    We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the Maestro Rechargeable System. We have begun a controlled commercial launch at select bariatric centers of excellence in the United States and had our first commercial sales in 2015. During 2015, we started the process of building a sales force and a controlled expansion of our operations and recently hired three new executives in January 2016 to oversee this expansion. The direct sales force is supported by field technical managers who provide training, technical and other support services to our customers. Throughout 2015 our sales force called directly on key opinion leaders and bariatric surgeons at commercially-driven bariatric centers of excellence that met our certification criteria, which led to the training and certification of over 50 centers and 75 surgeons in implanting and administering vBloc Therapy. We plan to build on these efforts in 2016 through geography and self-pay patient focused direct-to-patient marketing and key opinion leader and center specific partnering. We plan to grow the sales and marketing organization as necessary to support future growth.

Our direct sales force is initially targeting outcome-focused, aftercare-based centers in key self-pay markets and will promote the Maestro Rechargeable System to physicians and patients who have concerns with current bariatric surgical procedures. We are calling on physicians, weight-management specialists, nurses and others involved in the obesity management process who influence patient adoption.

Account management and patient registration processes used during the clinical trial are being transitioned to a commercial registration structure. Centers responsible for implanting our product will be expanded and trained to perform patient selection, implant the Maestro Rechargeable System and manage appropriate follow-up procedures.

Our sales representatives are supported by field clinical experts who are responsible for training, technical support, and other support services at various implant centers. Our sales representatives implement consumer marketing programs and provide surgical centers and implanting surgeons with educational patient materials. We also market to potential referral source clinicians such as general practitioners, internists, endocrinologists and nurses in order to build awareness.

We market directly to patients but sell our product to select surgical centers throughout the United States that have patients that would like to use the Maestro Rechargeable System to treat obesity and its comorbidities. The surgical centers then sell our product to the patients and implant and administer vBloc Therapy. In 2015, the patients that purchased the Maestro Rechargeable System paid for the therapy themselves and did not receive reimbursement from an insurance provider, and we expect that most of our sales will come from self-pay patients in 2016. We are working to obtain coverage for our product from the U.S. Centers for Medicare and Medicaid Services (CMS), major insurance carriers, local coverage entities and self-insured plans, including Integrated Delivery Networks (IDNs). We received coverage from one significant IDN in the northeast in 2016 and are in active discussions with other IDNs throughout the country.

Our commercial success depends on our ability to develop an effective sales organization and obtain insurance coverage for our product. Developing a direct sales force can be expensive and time consuming, and can delay the success of any product launch. Our direct sales force will likely be competing against the experienced and well-funded sales and marketing operations of our competitors.

Identify Appropriate Coding, Obtain Coverage and Payment for the Maestro Rechargeable System.    While payors are not our direct customers, their coverage and reimbursement policies influence patient and physician selection of obesity treatment. We are employing a focused campaign to obtain payor support for vBloc Therapy. We plan to seek specific and appropriate coding, coverage and payment for our Maestro Rechargeable System from CMS and from private insurers. We plan to establish a market price for the Maestro Rechargeable System in the United States that is comparable to other high-end, active implantable devices such as implantable cardioverter defibrillators, neurostimulation devices for chronic pain and depression, and cochlear implant systems.

We believe that establishing appropriate third-party coverage for the therapy should be achievable as important structural elements are already in place. Physician claims for payment use Current Procedural Terminology, Fourth Edition (CPT) billing codes to describe procedures and services performed. Category I billing codes represent procedures that are consistent with contemporary medical practice and are widely performed. Currently, there are established CPT Category I codes for the implantation of cranial nerve pulse generators and related leads, and we expect providers may seek payment for our therapy based on these codes. In 2012, we applied for and received six unique CPT Category III codes with the American Medical Association’s CPT Advisory Committee for a Vagus Nerve Blocking Therapy procedure. Category III codes represent temporary codes for new and emerging technologies that allow for data collection and utilization tracking for new procedures or services. We intend to use the approved CPT Category III codes to build evidence to support individual prior authorization requests for coverage and denial appeals to gain coverage and payment for vBloc Therapy treatment through various private insurance plans. We intend to continue to use the CPT Category III codes as we consider the timing and strategic benefit to the Company and surgeons and patients of possible conversion to CPT Category I codes in the future.

We expect that most procedures will be performed in the outpatient setting, but with respect to possible usage of our product in the hospital inpatient setting, hospital inpatient billing is referenced by International Classifications of Diseases, 10th Revision, Clinical Modification (ICD-10-CM) procedure codes. There is an existing ICD-10-CM diagnosis code for morbid obesity and our studies are intended to provide the necessary outcomes data to link appropriate billing codes with the ICD-10-CM diagnosis code for morbid obesity. Under a recent Act of Congress, health plans and providers began using the ICD-10-CM system for billing hospital inpatient procedures on October 1, 2015. Our clinical trial data substantiating vBloc Therapy will also be used to seek coverage of vBloc Therapy for patients with morbid obesity and appropriate reimbursement for surgeons and hospitals under the codes already in place.

CMS issued a national coverage determination for several specific types of bariatric surgery in 2006, which we view as positive potential precedent and guidance factors that CMS might use in deciding to cover our therapy. That policy indicated that Medicare will cover these bariatric surgical procedures when they are performed in an approved Bariatric Center of Excellence by a bariatric surgeon who also meets established requirements. Subjects with a BMI greater than or equal to 35, at least one obesity-related disease or disorder and who were previously unsuccessful with medical treatment for obesity are considered eligible. However, the policy reiterates that treatments for obesity alone are not covered, because such treatments are not considered reasonable and necessary. Although Medicare policies are often emulated or adopted by other third-party payors, other governmental and private insurance coverage currently varies by carrier and geographic location. We have begun to actively work with major insurance carriers, local coverage entities and self-insured plans, as well as CMS, beginning the process to obtain coverage for procedures using our product. Initial coverage for vBloc will likely occur in self-contained healthcare systems that operate as IDNs, as these systems are able to evaluate risk-benefit ratios in a closed environment. For example, we recently announced coverage for its employees from the Winthrop Hospital System in New York, a significant IDN in the northeast. Other similar arrangements are in active discussion.

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

Concentrate Our Resources on the U.S. Market.    We obtained European CE Mark approval for our Maestro Rechargeable System in 2011 for the treatment of obesity. The CE Mark approval for our Maestro Rechargeable System was expanded in 2014 to also include use for the management of Type 2 diabetes in obese patients. In January 2012, the final Maestro Rechargeable System components were listed on the ARTG by the Australian TGA. The costs and resources required to successfully commercialize the Maestro Rechargeable System internationally are currently beyond our capability. Accordingly, we intend to devote our near-term efforts toward mounting a successful system launch in the United States. We intend to explore select international markets to commercialize the Maestro Rechargeable System as our resources permit, using direct, dealer and distributor sales models as the targeted market best dictates.

Our Research and Development

Current R&D Focus

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

We have spent a significant portion of our capital resources on research and development. Our research and development expenses were $8.1 million in 2015, $11.0 million in 2014 and $11.1 million in 2013. Our annual research and development expenditures remained consistent in 2013 and 2014 as we worked through the unblinding of the ReCharge trial, PMA submission, Advisory Panel meeting and FDA approval process. Having obtained FDA approval in January 2015, our main focus has been on commercialization efforts, resulting in decreased spending on research and development in 2015.

Other Diseases and Disorders

We believe that our vBloc Therapy may have the potential, if validated through appropriate clinical studies, to treat a number of additional gastrointestinal disorders or comorbidities frequently associated with obesity, including the following:

•

Type 2 Diabetes.    Type 2 diabetes is an escalating global health epidemic often related to obesity that affects nearly 200 million people worldwide, 50 million in the United States alone. Those with diabetes are susceptible to cardiovascular morbidity and mortality, and up to two out of three people with diabetes have high blood pressure. We believe that vBloc Therapy has significant potential in treating metabolic syndrome (diabetes with high blood pressure). We have launched an international feasibility trial, VBLOC-DM2 ENABLE, to further explore the efficacy of vBloc Therapy in this patient population and have reported preliminary findings in the “Our Clinical Experience” section above.

•

Hypertension.    Blood pressure normally rises and falls throughout the day. When it consistently stays too high for too long, it is called hypertension. Globally, nearly one billion people have high blood pressure (hypertension); of these, two-thirds are in developing countries. About one in three American adults has high blood pressure or hypertension. Hypertension is one of the most important causes of premature death worldwide and the problem is growing; in 2025, an estimated 1.56 billion adults will be living with hypertension. Hypertension kills nearly 8 million people every year worldwide. We believe that vBloc Therapy may improve mean systolic and diastolic blood pressure in hypertensive patients. We completed a subgroup analysis of EMPOWER trial patients and have included an evaluation of the blood pressure effects of vBloc Therapy in our international feasibility trial, VBLOC-DM2 ENABLE, to further explore the efficacy of vBloc Therapy in this patient population and have reported preliminary findings in the “Our Clinical Experience” section above.

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

Mayo Clinic Relationship

Our research and development team has worked with clinicians from Mayo Clinic, Rochester, Minnesota pursuant to exclusive know-how, license and consulting agreements from 2005 through 2014. Mayo Clinic clinicians with multiple specialties such as bariatric surgery, gastroenterology and laparoscopic surgery consulted with our research and development team on an exclusive basis. Specifically, Mayo Clinic clinicians, along with other of our consultants, have offered their expertise to advise us with regard to our clinical trials and surgical techniques for our implantation procedure and participate on our medical advisory board and therapeutic algorithm panel. The agreements with Mayo Clinic also included a similar collaboration for the development of products to address a wide variety of disorders susceptible to treatment by electrically blocking neural impulses on the vagus nerve. We retain the exclusive rights to obesity-related device inventions developed through this collaboration. We have also licensed-in three issued obesity-related patents from Mayo Clinic, which are unrelated to our vBloc technology.

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

Our Competition

The market for obesity treatments is competitive, subject to technological change and significantly affected by new product development. Our primary competition in the obesity treatment market is currently from surgical obesity procedures and from various devices used to implement neurostimulation and gastric stimulation systems. We believe we are the first company pursuing neuroblocking therapy for the treatment of obesity. There are currently no other FDA-approved neuromodulation or neuroblocking therapies for the treatment of obesity, but in the future we expect other new stimulation systems and neurotechnology devices to come on the market.

We expect our Maestro Rechargeable System will compete with surgical obesity procedures, including gastric bypass, gastric balloon, gastric banding, sleeve gastrectomy, vertical-banded gastroplasty and biliopancreatic diversion. These current surgical procedures are performed in less than 1% of all eligible obese patients today. Current manufacturers of approved gastric balloon and banding products include Apollo Endosurgery Inc. (Lap-Band and ORBERA Intragastric Balloon System), ReShape Medical, Inc. (ReShape Integrated Dual Balloon System) and Johnson & Johnson (Realize Adjustable Gastric Band). We are also aware that GI Dynamics, Inc. has received approvals in various international countries to sell its EndoBarrier Gastrointestinal Liner. We also compete against the manufacturers of pharmaceuticals that are directed at treating obesity. We are aware of a number of drugs that are approved for long-term treatment of obesity in the United States: Orlistat, marketed by Roche as Xenical and GlaxoSmithKline as Alli, Belviq marketed by Arena Pharmaceuticals, Inc., Qsymia, marketed by VIVUS, Inc. and Contrave, marketed by Orexigen Therapeutics, Inc.

In addition to competition from surgical obesity procedures, we compete with several private early-stage companies developing neurostimulation devices for application to the gastric region and related nerves for the treatment of obesity. These companies may prove to be significant competitors, particularly through collaborative arrangements with large and established companies. They also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

In addition, there are many larger potential competitors experimenting in the field of neurostimulation to treat various diseases and disorders. For example, Medtronic, Inc., which develops deep brain stimulators and spinal cord stimulators, acquired TransNeuronix, which sought to treat obesity by stimulating the smooth muscle of the stomach wall and nearby tissue. St. Jude Medical, Inc., through its acquisition of Advanced Neuromodulation Systems, is developing spinal cord stimulators. LivaNova PLC is developing vagus nerve stimulators to modulate epileptic seizures and other neurological disorders. Boston Scientific Corporation, through its Advanced Bionics division, is developing neurostimulation devices such as spinal cord stimulators and cochlear implants. Ethicon-Endo Surgery acquired LivaNova PLC’s patents and patent applications pertaining to vagus nerve stimulation for the treatment of obesity and two related comorbidities, diabetes and hypertension, in overweight patients.

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

Our Intellectual Property

Our success will depend in part on our ability to obtain and defend patent protection for our products and processes, to preserve our trade secrets and to operate without infringing or violating the proprietary rights of third parties. We own numerous U.S. and foreign patents, and have numerous patent applications pending, most of which pertain to treating gastrointestinal disorders and we believe provide us with broad intellectual property protection covering electrically-induced vagal blocking and methods for treating obesity. Assuming timely payment of maintenance fees as they become due, many of these patents will expire in 2023. We have also received or applied for patents in Europe, Australia, China, India and Japan. These applications primarily pertain to our vagal blocking technology and its application to obesity as well as other gastrointestinal disorders. In addition to our patents and applications, we have a license agreement with the Mayo Foundation for Medical Education and Research for three issued U.S. patents, which are unrelated to our vBloc Therapy.

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

Our Manufacturers and Suppliers

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

We received FDA approval on January 14, 2015, and commenced commercialization of the Maestro Rechargeable System in the United States shortly thereafter. We expect to increase our production volume slowly as we bring the Maestro Rechargeable System to the United States through a controlled commercial launch. Given that we rely primarily on third-party manufacturers and suppliers for the production of our products, our ability to increase production will depend upon the experience, certification levels and large scale production capabilities of our suppliers and manufacturers. Qualified suppliers and contract manufacturers have been and will continue to be selected to supply products on a commercial scale according to our proprietary specifications. We also intend to increase our inventory levels to support commercial forecasts as we expand our implanting centers. Our FDA approval process required us to name and obtain approval for the suppliers of key components of our Maestro Rechargeable System.

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

Premarket Approval

Our Maestro Rechargeable System is an implanted device that required PMA from the FDA to market in the United States. The FDA approved the Maestro Rechargeable System on January 14, 2015 with post-approval conditions intended to ensure the safety and effectiveness of the device. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval. Even after approval of the PMA, new PMAs or supplemental PMAs will be required for significant modifications to the manufacturing process, labeling, use and design of a device that is approved through the premarket approval process. Premarket approval supplements often require submission of the same type of information as a PMA except that the supplement is limited to information needed to support any changes from the device covered by the original PMA. In addition, holders of an approved PMA are required to submit annual reports to the FDA that include relevant information on the continued use of the device.

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

Clinical trials require extensive recordkeeping and detailed reporting requirements. Our clinical trials must be conducted under the oversight of an IRB for each participating clinical trial site and in accordance with applicable regulations and policies including, but not limited to, the FDA’s good clinical practice requirements. We, the trial Data Safety Monitoring Board, the FDA or the IRB for each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Pervasive and Continuing U.S. Regulation

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

•	notices of correction or removal and recall regulations;

•	periodic reporting of progress related to clinical trials, post approval studies required as conditions of PMA approval and relevant changes to information contained within the PMA approval; and

•	reporting of transfers of value and payments to physicians and teaching hospitals.

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

Compliance with regulatory requirements is enforced through periodic facility inspections by the FDA, which may be unannounced. Because we rely on contract manufacturing sites and service providers, these additional sites are also subject to these FDA inspections. Failure to comply with applicable regulatory requirements can result in enforcement action, which may include any of the following sanctions:

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

Other Countries

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. The primary regulatory environment in Europe is that of the European Economic Community (EEC), which consists of 28 European Union (EU) member states encompassing nearly all the major countries in Europe. Additional countries that are not part of the EU, but are part of the European Economic Area (EEA), and other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the EEC with respect to medical devices. The EEC has adopted Directive 90/385/EEC as amended by 2007/47/EC for active implantable medical devices and numerous standards that govern and harmonize the national laws and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices that are marketed in member states. Medical devices that comply with the requirements of the national law of the member state in which their Notified Body is located will be entitled to bear CE marking, indicating that the device conforms to applicable regulatory requirements, and, accordingly, can be commercially marketed within the EEA and other countries that recognize this mark for regulatory purposes.

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

Employees

As of December 31, 2015, we had a total of 37 employees. All of these employees are located in the United States.

From time to time we also employ independent contractors, consultants and temporary employees to support our operations. None of our employees are subject to collective bargaining agreements. We have never experienced a work stoppage and believe that our relations with our employees are good.

Executive Officers

The following table sets forth information regarding our executive officers, including their ages, as of February 29, 2016:

Name	Age	Position
Dan W. Gladney	63	President and Chief Executive Officer
Greg S. Lea	63	Chief Financial Officer and Chief Compliance Officer
Scott A. Shikora, M.D.	57	Executive Vice President of Medical Affairs and Chief Medical Officer
Naqeeb (Nick) A. Ansari	54	Senior Vice President of Sales
Peter M. Delange	47	Senior Vice President of Operations and Business Development
Paul F. Hickey	51	Senior Vice President of Marketing and Reimbursement

Dan W. Gladney has served as our President and Chief Executive Officer since November 16, 2015. Mr. Gladney joined the Company on November 2, 2015 as President-Elect and a member of the Board of Directors. Prior to joining us, Mr. Gladney served as Chairman and Chief Executive Officer of Lanx, Inc., a medical device company focused on developing and commercializing innovative devices for spinal surgery. Prior to his time at Lanx, Inc., Mr. Gladney was a Healthcare Operating Partner at Norwest Equity Partners (NEP) from 2008 until 2010, where he was responsible for strategic planning, business growth and corporate governance for NEP portfolio companies and executing new investment opportunities for the firm. Prior to joining NEP, Mr. Gladney served as President and Chief Executive Officer of several medical device companies including Heart Leaflet Technologies and ACIST Medical Systems, both of which were acquired by The Bracco Group. He also served as Chairman, Chief Executive Officer and President of Complex Technologies, a publicly traded orthopedic and health and wellness electro therapy company, from 2002 until 2006. Mr. Gladney currently serves on the Board of Directors of ARIA CV, Inc. and has been a member of a number of other private and public company boards. After the sale of Lanx, he acted as a private investor and small business consultant. Mr. Gladney holds a Bachelor’s Degree in Business Administration from Eastern Michigan University.

Greg S. Lea has served as our Chief Financial Officer since May 21, 2007 and was appointed Chief Compliance Officer on January 6, 2016. Mr. Lea held also held the position of Chief Operating Officer from February 15, 2013 to January 6, 2016 and held the title of “Senior Vice President” from May 21, 2007 until December 11, 2014, at which point the title was dropped in order to clarify his position in our executive leadership team. Prior to joining us, Mr. Lea served as Chief Financial Officer of Pemstar Inc. from July 2002 through January 2007 when it was acquired by Benchmark Electronics, Inc. Mr. Lea also served as a director of Pemstar from April 2001 through January 2007 and held the position of Corporate Controller from April 2002 through July 2002. From 1993 to April 2002, Mr. Lea served as a corporate Vice President for Jostens Corporation, a commemorative and affiliation products manufacturer, serving most recently as corporate Vice President-Business Ventures. Prior to that, Mr. Lea held several financial management and administrative positions at IBM Corporation from 1974 to 1993 and was President and a director of Ability Building Center, Inc. from 1981 to 1993. Mr. Lea holds a B.S. in Accounting/Business Management from Minnesota State University, Mankato.

Scott A. Shikora, M.D. has served as our Executive Vice President of Medical Affairs and Chief Medical Officer since June 1, 2015. Dr. Shikora has over 20 years of experience in the field of obesity. Currently, he is an Associate Professor of Surgery at Harvard Medical School and the Director of the Center for Metabolic and Bariatric Surgery at Brigham and Women’s Hospital in Boston. Prior to that, Dr. Shikora worked at Tufts Medical Center in Boston for over 16 years, where he was the Director of the Weight and Wellness Center, and Chief of the divisions of Bariatric and General Surgery. He is a member of several medical societies and was active in leadership in the American Society for Parenteral and Enteral Nutrition where he is a past president and former board member. He is past president of the American Society for Metabolic and Bariatric Surgery and a former Executive Council member. Dr. Shikora is the Editor-in-Chief of Obesity Surgery, an Associate Editor of the surgical journal Surgery for Obesity and Related Diseases and has authored numerous book chapters and journal publications and made hundreds of presentations internationally on bariatric surgery, new technologies and nutrition support topics. He received his M.D. from the Columbia University College of Physicians & Surgeons and completed his surgical residency and Nutrition Support fellowship at New England Deaconess Hospital in Boston.

Naqeeb (Nick) A. Ansari has served as our Senior Vice President of Sales since January 6, 2016. Mr. Ansari has over 20 years of experience in the medical device industry, having held various senior sales positions at Stryker Corporation, DePuy, Medtronic, Inc., Lanx, Inc. and Globus Medical Inc. Prior to joining us he spent two years as the owner of an independent distributor solely selling Biomet products. Prior to this, he served as Senior Vice President of Sales at Lanx, Inc. from 2010 to 2013.

Peter M. Delange has served as our Senior Vice President of Operations and Business Development since January 18, 2016. Mr. Delange has spent the last 11 years as the owner and President of Devicex, LLC a medical device engineering development company that was sold in 2015. At Devicex, he contracted with large medical device companies and worked closely with individual surgeons to develop new technologies. Since 2011, Mr. Delange has also served as a Co-Founder and Board Member of FocusStart LLC, an early stage technology development company utilizing a capital efficient business model to advance medical technology. Prior to Devicex, he held software engineer and product development positions at numerous companies including ACIST Medical Systems, Nellcor Puritan Bennett, Emerson EMC and Quester Technology.

Paul F. Hickey has served as our Senior Vice President of Marketing and Reimbursement since January 18, 2016. Mr. Hickey has over 15 years of experience as a medical device executive, most recently having served as Chief Executive Officer of Pantheon Spinal, a small spine implant start-up company based in Austin, Texas, since 2014. Prior to Pantheon, he spent three years as Senior Vice President, Global Commercialization at Lanx, Inc., which was acquired by Biomet Spine in 2013, where he oversaw marketing, clinical reimbursement and R&D. Mr. Hickey also spent 17 years at Zimmer-Spine where he held numerous marketing and developments positions, most recently as Vice President, Global R&D and Emerging Technology from 2004-2008.

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

We are a medical device company with a limited operating history upon which you can evaluate our business. We received FDA approval to sell our product in the United States on January 14, 2015 and we have had commercial sales within the United States in 2015 and 2016. We have also completed the regulatory process required to sell our product in Australia, the European Economic Area and other countries that recognize the European CE Mark, and have not generated revenue from commercial sales outside of the United States since 2012 and then only on a limited basis in Australia and the Middle East. We have been engaged in research and development and clinical trials since our inception in 2002 and have invested substantially all of our time and resources in developing our vBloc Therapy, which we have begun to commercialize in the form of our Maestro Rechargeable System. The success of our business will depend on our ability to establish a sales force, make sales and control costs, as well as our ability to obtain additional regulatory approvals needed to market new versions of our Maestro Rechargeable System and any other products we may develop in the future, all of which we may be unable to do. If we are unable to successfully market our Maestro Rechargeable System for its indicated use, we may never become profitable and may have to cease operations as a result. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects.

We have incurred losses since inception and we anticipate that we will continue to incur losses for the foreseeable future.

We have incurred losses in each year since our formation in 2002. Our net loss applicable to common stockholders for the fiscal years ended December 31, 2015, 2014 and 2013 was $25.5 million, $26.1 million and $25.8 million, respectively. We have funded our operations to date principally from the sale of securities and the issuance of indebtedness. Development of a new medical device, including conducting clinical trials and seeking regulatory approvals, is a long, expensive and uncertain process. Although we recently received the regulatory approval required to sell our Maestro Rechargeable System in the United States and have the approvals required for sales in Australia, the European Economic Area and other countries that recognize the European CE Mark, we have only generated limited revenue from commercial sales in the United States and have not generated revenue from commercial sales outside of the United States since 2012 and then only on a limited basis in Australia and the Middle East. We expect to incur significant sales and marketing expenses prior to recording sufficient revenue to offset these expenses. We expect our general and administrative expenses to increase as we continue to add the infrastructure necessary to support our initial commercial sales, operate as a public company and develop our intellectual property portfolio. For these reasons, we expect to continue to incur significant operating losses for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with developing new medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or liquidate some or all of our assets.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on the commercialization of our product and on research and development, including conducting current and future clinical trials for our Maestro Rechargeable System and subsequent versions of our product. Cash used in operations was $22.6 million, $19.4 million and $18.4 million for the fiscal years ended December 31, 2015, 2014 and 2013, respectively. We expect that our cash used in operations will continue to be significant in the upcoming years, and that we will need to raise additional capital to commercialize our Maestro Rechargeable System in the United States, Australia, the European Economic Area, other countries that recognize the European CE Mark and other international markets, to explore other indications for our product, to continue our research and development programs, and to fund our ongoing operations.

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

Currently, we are prohibited from issuing equity securities until November 9, 2016 under the terms of the securities purchase agreement we entered into on November 4, 2015. When we are able to raise additional capital, it may not be available on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants or additional security interests in our assets. Any additional debt or equity financing that we complete may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to delay, reduce the scope of, or eliminate some or all of, our development programs or liquidate some or all of our assets.

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

The Patient Protection and Affordable Care Act, as amended, (the Affordable Care Act) as well as other healthcare reform may have a significant impact on our business. The impact of the Affordable Care Act on the health care industry is extensive and includes, among other things, the federal government assuming a larger role in the health care system, expanding healthcare coverage of United States citizens and mandating basic healthcare benefits. The Affordable Care Act contains many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid, including imposing a 2.3% excise tax on domestic sales of many medical devices by manufacturers that began in 2013. Although a moratorium was placed on the medical device excise tax in 2016 and 2017, if it is reinstated, it may adversely affect our sales and the cost of goods sold. In addition, any healthcare reforms enacted in the future may, like the Affordable Care Act, be phased in over a number of years but, if enacted, could reduce our revenue, increase our costs, or require us to revise the ways in which we conduct business or put us at risk for loss of business. In addition, our results of operations, financial position and cash flows could be materially adversely affected by changes under the Affordable Care Act and changes under any federal or state legislation adopted in the future.

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

We are unable to predict whether we could be subject to actions under any of these laws, or the impact of such actions. If we are found to be in violation of any of the laws described above or other applicable state and federal fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare reimbursement programs and the curtailment or restructuring of our operations.

We operate in a highly competitive industry that is subject to rapid change. If our competitors are able to develop and market products that are safer or more effective than our products, our commercial opportunities will be reduced or eliminated.

The health care industry is highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The obesity treatment market in which we operate has grown significantly in recent years and is expected to continue to expand as technology continues to evolve and awareness of the need to treat the obesity epidemic grows. Although we are not aware of any competitors in the neuroblocking market, we face potential competition from pharmaceutical and surgical obesity treatments. Many of our competitors in the obesity treatment field have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly if they pursue competing solutions through collaborative arrangements with large and established companies, such as Allergan, Apollo Endosurgery, Boston Scientific, LivaNova PLC, Johnson & Johnson, Medtronic or St. Jude Medical. Our competitors may develop and patent processes or products earlier than us, obtain regulatory approvals for competing products more rapidly than we are able to and develop more effective, safer and less expensive products or technologies that would render our products non-competitive or obsolete.

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

After we received FDA approval on January 14, 2015, we began the commercialization process for our Maestro Rechargeable System in the United States, and had our first commercial sales within the United States in 2015. Previously, in 2012, we commenced commercial sales of our Maestro Rechargeable System in Australia and the Middle East, but have not generated revenue from commercial sales outside of the United States since 2012 as we focused our resources on the U.S. regulatory approval process and commercialization of our product in the United States and we do not know when, or if, we will have the resources to commercialize our Maestro Rechargeable System internationally. If we are not successful in the commercialization of our Maestro Rechargeable System for the treatment of obesity we may not generate enough revenue to offset our expenses and may be forced to cease operations as a result.

We have not received, and may never receive, approval from the regulatory bodies of any foreign country other than the Australian TGA or the European Economic Area to market our Maestro Rechargeable System for the treatment of obesity.

We do not have the necessary regulatory approvals to market our Maestro Rechargeable System in any foreign market other than Australia for which the final components of the Maestro Rechargeable System were listed on the ARTG in January 2012, the European Economic Area for which we received CE Mark approval for our Maestro Rechargeable System in March 2011 for the treatment of obesity and other countries which accept these regulatory approvals. The CE Mark approval for our Maestro Rechargeable System was expanded in 2014 to also include use for the management of Type 2 diabetes in obese patients. We commenced commercialization of our product in Australia and the Middle East in 2012, but have not generated revenue from commercial sales outside of the United States since 2012 as we focused our resources on the U.S. regulatory approval process and commercialization of our product in the United States and we do not know when, or if, we will have the resources to commercialize our Maestro Rechargeable System internationally.

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

Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. While the Maestro Rechargeable System has been listed on the ARTG and has received European CE Marking, we cannot assure you when, or if, we will be able to restart sales in Australia or the Middle East, commence sales in the European Economic Area or other countries that recognize the CE Mark or obtain approval to market our Maestro Rechargeable System in other countries outside the United States.

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

We may be unable to complete our current clinical trials or any additional clinical trials, or we may experience significant delays in completing those clinical trials, which could impact market acceptance of our Maestro Rechargeable System and impair our financial position.

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

Healthcare providers generally rely on third-party payors, including governmental payors, such as Medicare and Medicaid in the United States, and MSAC in Australia, as well as private healthcare insurers, to adequately cover and reimburse the cost of medical devices. Importantly, third-party payors are increasingly challenging the price of medical products and services and instituting cost containment measures to control or significantly influence the purchase of medical products and services. We expect that third-party payors will continue to attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. If reimbursement for our Maestro Rechargeable System and the related surgery and facility costs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, market acceptance of our Maestro Rechargeable System will be impaired and our future revenue, if any, would be adversely affected. As such, even though we have obtained FDA approval for our Maestro Rechargeable System and began to market it in 2015, the availability and level of third-party coverage and reimbursement could substantially affect our ability to successfully commercialize our Maestro Rechargeable System and other products we may develop.

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

If our device manufacturers or our suppliers are unable to provide an adequate supply of our product, our growth could be limited and our business could be harmed.

In order to produce our Maestro Rechargeable System in the quantities that we anticipate will be required to meet anticipated market demand, we will need our manufacturers to increase, or scale-up, the production process by a significant factor over our current level of production. There are technical challenges to scaling-up manufacturing capacity and developing commercial-scale manufacturing facilities that may require the investment of substantial additional funds by our manufacturers and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. If our manufacturers are unable to do so, we may not be able to meet future demand, if any. We may also represent only a small portion of our supplier’s or manufacturer’s business and if they become capacity constrained they may choose to allocate their available resources to other customers that represent a larger portion of their business. We currently anticipate that we will continue to rely on third-party manufacturers and suppliers for the production of the Maestro Rechargeable System. If we are unable to obtain a sufficient supply of our product, our revenue, business and financial prospects would be adversely affected.

If we are unable to establish sales and marketing capabilities or enter into and maintain arrangements with third parties to market and sell our Maestro Rechargeable System, our business may be harmed.

We have limited experience as a company in sales, marketing and distribution of our product and began the process of developing a sales and marketing organization in 2015. We intend to market our products in the United States through a direct sales force supported by field technical managers who provide training, technical and other support services to our customers. We have begun to develop the necessary sales and marketing infrastructure in order to commercialize our product, but developing a sales force is expensive and time consuming. Additionally, we may be unable to develop an effective sales and marketing organization on a timely basis, if at all, which would delay or prevent us from generating enough revenue to become profitable. If we develop our own sales and marketing capabilities, our sales force will be competing with the experienced and well-funded marketing and sales organizations of our more established competitors. If we are unable to establish our own sales and marketing capabilities, we will need to contract with third parties to market and sell our product. In this event, our profit margins would likely be lower than if we performed these functions ourselves. In addition, we would necessarily be relying on the skills and efforts of others for the successful marketing of our product. If we are unable to establish and maintain effective sales and marketing capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable.

When we have sufficient resources to commercialize our Maestro Rechargeable System internationally, we intend to use direct, dealer and distributor sales models as the targeted geography best dictates. We have entered into an agreement with Device Technologies, a third-party distributor in Australia, to sell our product in Australia and we have entered into an agreement with Bader Sultan & Brothers, a third-party distributor in Kuwait, to sell our product in the Middle East. To generate sales and launch the commercialization of our product in other geographic regions we may need to identify and enter into other third-party distributor agreements. There is no assurance that we can do so on economically acceptable terms or that if we do so, that a third-party distributor will be successful in selling our product.

The commercialization of our product in countries outside the United States will expose our business to certain risks associated with international operations.

When we have sufficient resources to do so, we intend to commercialize our product in the European Economic Area, Australia and the Middle East and other international markets in which we obtain necessary regulatory approvals. Conducting international operations will subject us to unique risks, including:

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

Our success depends on the services of our senior management and other key employees. The loss of the services of one or more of our officers or key employees could delay or prevent the successful completion of our clinical trials and the commercialization of our Maestro Rechargeable System. Now that we have received regulatory approval for our product in the United States, we have begun a controlled expansion of our operations and have hired three new executives in January 2016 to oversee this expansion. Our continued growth will require hiring a number of qualified clinical, scientific, commercial and administrative personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

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

We may be subject to product liability claims even if it appears that the claimed injury is due to the actions of others. For example, we rely on the expertise of surgeons and other associated medical personnel to perform the medical procedure to implant and remove our Maestro Rechargeable System and to perform the related vBloc Therapy. If these medical personnel are not properly trained or are negligent, the therapeutic effect of vBloc Therapy may be diminished or the patient may suffer critical injury, which may subject us to liability. In addition, an injury that is caused by the negligence of one of our suppliers in supplying us with a defective component that injures a patient could be the basis for a claim against us. A product liability claim, regardless of its merit or eventual outcome, could result in decreased demand for our products; injury to our reputation; diversion of management’s attention; withdrawal of clinical trial participants; significant costs of related litigation; substantial monetary awards to patients; product recalls or market withdrawals; loss of revenue; and the inability to commercialize our products under development.

Risks Related to Intellectual Property

If we are unable to obtain or maintain intellectual property rights relating to our technology and neuroblocking therapy, the commercial value of our technology and any future products will be adversely affected and our competitive position will be harmed.

Our commercial success depends in part on our ability to obtain protection in the United States and other countries for our Maestro Rechargeable System and vBloc Therapy by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. We own numerous U.S. and foreign patents and have numerous patent applications pending, most of which pertain to treating gastrointestinal disorders. We have also received or applied for patents in Europe, Australia, China, India and Japan. In addition, we are the exclusive licensee of three U.S. patents owned by the Mayo Foundation for Medical Education and Research, which are unrelated to our vBloc Therapy. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us any competitive advantage. We expect to incur substantial costs in obtaining patents and, if necessary, defending our proprietary rights. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. We do not know whether we will obtain the patent protection we seek, or that the protection we do obtain will be found valid and enforceable if challenged. If we fail to obtain adequate protection of our intellectual property, or if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. We may also determine that it is in our best interests to voluntarily challenge a third-party’s products or patents in litigation or administrative proceedings, including patent interferences, re-examinations or under more recently promulgated Inter Partes Review proceedings, depending on when the patent application was filed. In the event that we seek to enforce any of our owned or exclusively licensed patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert, which, if successful could result in the loss of the entire patent or the relevant portion of our patent, which would not be limited to any particular party. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Even if we were to prevail in any litigation, we cannot assure you that we can obtain an injunction that prevents our competitors from practicing our patented technology. Our competitors may independently develop similar or alternative technologies or products without infringing any of our patent or other intellectual property rights, or may design around our proprietary technologies.

We cannot assure you that we will obtain any patent protection that we seek, that any protection we do obtain will be found valid and enforceable if challenged or that it will confer any significant commercial advantage. U.S. patents and patent applications may also be subject to interference proceedings and U.S. patents may be subject to re-examination proceedings in the U.S. Patent and Trademark Office (USPTO), or under more recently promulgated Inter Partes Review proceedings, depending on when the patent application was filed, and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices, which proceedings could result in either loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of, the patent or patent application. In addition, such interference, re-examination and opposition proceedings may be costly. Moreover, the U.S. patent laws have recently changed with the adoption of the America Invents Act (AIA), possibly making it easier to challenge patents. Some of our technology was, and continues to be, developed in conjunction with third parties, and thus there is a risk that such third parties may claim rights in our intellectual property. Thus, any patents that we own or license from others may provide limited or no protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology.

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

Many of our competitors who have significant resources and have made substantial investments in competing technologies may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Our current or future U.S. or foreign patents may be challenged, circumvented by competitors or others or may be found to be invalid, unenforceable or insufficient. In most cases in the United States patent applications are published 18 months after filing the application, or corresponding applications are published in other countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications, or that we were the first to file patent applications for such inventions.

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

There has been a history of frequent and extensive litigation regarding patent and other intellectual property rights in the medical device industry, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Accordingly, we may become subject to patent infringement claims or litigation in a court of law, or interference proceedings declared by the USPTO to determine the priority of inventions or an opposition to a patent grant in a foreign jurisdiction. We may also become subject to claims or litigation seeking payment of royalties based on sales of our product in connection with licensing or similar joint development arrangements with third parties or in connection with claims of patent infringement. The defense and prosecution of intellectual property suits, USPTO interference proceedings, reexamination proceedings, or under more recently promulgated Inter Partes Review proceedings, depending on when the patent application was filed, or opposition proceedings and related legal and administrative proceedings, are both costly and time consuming and could result in substantial uncertainty to us. Litigation or regulatory proceedings may also be necessary to enforce patent or other intellectual property rights of ours or to determine the scope and validity of other parties’ proprietary rights. Any litigation, opposition or interference proceedings, with or without merit, may result in substantial expense to us, cause significant strain on our financial resources, divert the attention of our technical and management personnel and harm our reputation. We may not have the financial resources to defend our patents from infringement or claims of invalidity. An adverse determination in any litigation could subject us to significant liabilities to third parties, require us to seek licenses from or pay royalties to third parties or prevent us from manufacturing, selling or using our proposed products, any of which could have a material adverse effect on our business and prospects. We are not currently a party to any patent or other litigation.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our public offering in November 2007 through February 29, 2016 our stock price has fluctuated from a low of $0.82 to a high of $969.30, as adjusted for the 1-for-15 reverse split of our common stock that was effected on January 6, 2016. The market price for our common stock will be affected by a number of factors, including:

•	the denial or delay of regulatory clearances or approvals of our product or receipt of regulatory approval of competing products;

•	our ability to accomplish clinical, regulatory and other product development milestones and to do so in accordance with the timing estimates we have publicly announced;

•	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;

•	changes in government regulations and standards affecting the medical device industry and our product;

•	ability of our product to achieve market success;

•	the performance of third-party contract manufacturers and component suppliers;

•	our ability to develop sales and marketing capabilities;

•	actual or anticipated variations in our results of operations or those of our competitors;

•	announcements of new products, technological innovations or product advancements by us or our competitors;

•	developments with respect to patents and other intellectual property rights;

•	sales of common stock or other securities by us or our stockholders in the future;

•	additions or departures of key scientific or management personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	the trading volume of our common stock;

•	changes in earnings estimates or recommendations by securities analysts, failure to obtain or maintain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;

•	public statements by analysts or clinicians regarding their perceptions of our clinical results or the effectiveness of our products;

•	decreases in market valuations of medical device companies; and

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

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

Our inability to comply with the listing requirements of the NASDAQ Stock Market could result in our common stock being delisted, which could affect its market price and liquidity and reduce our ability to raise capital.

We are required to meet certain qualitative and financial tests (including a minimum closing bid price of $1.00 per share for our common stock) to maintain the listing of our common stock on the NASDAQ Stock Market. If we do not maintain compliance with the continued listing requirements for the NASDAQ Stock Market within specified periods and subject to permitted extensions, our common stock may be recommended for delisting (subject to any appeal we would file). If our common stock were delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting would also impair our ability to raise capital.

Our directors and executive officers hold a significant amount of our outstanding stock and could limit your ability to influence the outcome of key transactions, including changes in control.

Our executive officers and directors and entities affiliated with them beneficially own, in the aggregate (including options and warrants exercisable currently or within 60 days of December 31, 2015), approximately 14.5% of our outstanding common stock. Our executive officers, directors and affiliated entities, if acting together, could be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may affect the market price of our common stock. This concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Sales of a substantial number of shares of our common stock in the public market by existing stockholders, or the perception that they may occur, could cause our stock price to decline.

Sales of substantial amounts of our common stock by us or by our stockholders, announcements of the proposed sales of substantial amounts of our common stock or the perception that substantial sales may be made, could cause the market price of our common stock to decline. We may issue additional shares of our common stock in follow-on offerings to raise additional capital, as amortizing payments under our outstanding senior amortizing convertible notes (the Notes), upon the exercise of options or warrants, or in connection with acquisitions or corporate alliances. We also plan to issue additional shares to our employees, directors or consultants in connection with their services to us. All of the currently outstanding shares of our common stock are freely tradable under federal and state securities laws, except for shares held by our directors, officers and certain greater than five percent stockholders, which may be subject to volume limitations. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time and could reduce the market price of our common stock.

In addition, certain of our stockholders, optionholders and warrantholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to include in a company-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital, to pay off our outstanding Notes, or for other corporate purposes, in the future we may offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may be lower than the current price per share of our common stock. In addition, investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by investors in prior offerings.

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

We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. Our outstanding Notes also restrict our ability to pay dividends. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease approximately 28,388 square feet of lab and office space in St. Paul, Minnesota. The original lease agreement began October 1, 2008 and was set to expire September 30, 2015. On August 25, 2015 we entered into an amendment extending the term of the lease for three years until September 30, 2018.

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

As of February 29, 2016, there were approximately 50 holders of record of our common stock and 8,111,763 shares of common stock outstanding. No dividends have been paid on our common stock to date, and we do not anticipate paying any dividends in the foreseeable future.

The following table sets forth the high and low sales prices of our common stock as quoted on the NASDAQ Stock Market for the periods indicated. These prices have been adjusted to reflect the 1-for-15 reverse split of our common stock that was effected after trading on January 6, 2016.

Price Range of Common Stock

	Price Range
	High	Low
Fiscal 2014
First Quarter	$39.90	$25.20
Second Quarter	$32.55	$21.15
Third Quarter	$24.75	$16.50
Fourth Quarter	$22.05	$14.85
Fiscal 2015
First Quarter	$30.75	$13.65
Second Quarter	$21.00	$8.85
Third Quarter	$9.90	$3.00
Fourth Quarter	$4.95	$1.50

The closing price for our common stock as reported by the NASDAQ Stock Market on February 29, 2016 was $1.08 per share.

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

The following graph shows a comparison of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes $100 was invested in our common stock and in each of the indexes on December 31, 2010.

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

* $100 invested on 12/31/10 in stock or index, including reinvestment of dividends. No dividends have been declared or paid on our common stock. Stock performance shown in the above chart for the common stock is historical and should not be considered indicative of future price performance. The graph was prepared by Research Data Group, Inc.

	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
EnteroMedics Inc.	$100.00	$55.19	$90.91	$66.23	$46.10	$4.22
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Medical Equipment	100.00	115.55	128.17	151.89	175.17	190.80

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain financial data with respect to our business. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements and related notes thereto in Item 8 of this Annual Report on Form 10-K. Basic and diluted net loss per share and shares used to compute basic and diluted net loss per share have been adjusted to reflect the 1-for-15 reverse split of our common stock that was effected after trading on January 6, 2016.

	Fiscal Years
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Sales	$292	$—	$—	$311	$—
Operations:
Loss from operations	(28,034)	(25,593)	(24,734)	(22,549)	(25,257)
Net loss	(25,499)	(26,129)	(25,781)	(23,460)	(25,997)
Basic and diluted net loss per share	(4.27)	(5.78)	(7.03)	(8.90)	(12.91)
Shares used to compute basic and diluted net loss per share	5,970	4,524	3,667	2,636	2,014
Financial Position:
Cash, cash equivalents, restricted cash and short-term investments	7,927	11,619	23,297	22,509	29,693
Working capital (current assets less current liabilities)	6,017	5,303	16,150	16,866	22,003
Total assets	11,587	14,386	26,388	26,096	32,486
Long-term debt, net of current portion and discounts	550	—	2,868	6,684	2,881
Accumulated deficit	(277,581)	(252,082)	(225,953)	(200,172)	(176,712)
Total stockholders’ equity	3,673	6,664	14,679	11,875	20,041

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Maestro Rechargeable System, our initial product, uses vBloc Therapy to limit the expansion of the stomach, help control hunger sensations between meals, reduce the frequency and intensity of stomach contractions and produce a feeling of early and prolonged fullness. We believe the Maestro Rechargeable System offers obese patients a minimally-invasive treatment that can result in significant, durable and sustained weight loss. We believe that our Maestro Rechargeable System allows bariatric surgeons to offer a new option to obese patients who are concerned about the risks and complications associated with currently available anatomy-altering, restrictive or malabsorptive surgical procedures.

We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the Maestro Rechargeable System, for the treatment of adult patients with obesity who have a Body Mass Index (BMI) of at least 40 to 45 kg/m2, or a BMI of at least 35 to 39.9 kg/m2 with a related health condition such as high blood pressure or high cholesterol levels, and who have tried to lose weight in a supervised weight management program and failed within the past five years. We have begun a controlled commercial launch at select bariatric centers of excellence in the United States and had our first commercial sales in 2015. During 2015, we started the process of building a sales force and a controlled expansion of our operations and recently hired three new executives in January 2016 to oversee this expansion. The direct sales force is supported by field technical managers who provide training, technical and other support services to our customers. Throughout 2015 our sales force called directly on key opinion leaders and bariatric surgeons at commercially-driven bariatric centers of excellence that met our certification criteria, which led to the training and certification of over 50 centers and 75 surgeons in implanting and administering vBloc Therapy. We plan to build on these efforts in 2016 through geography and self-pay patient focused direct-to-patient marketing, key opinion leader and center specific partnering, and a multi-faceted reimbursement strategy. To date, we have relied on, and anticipate that we will continue to rely on, third-party manufacturers and suppliers for the production of our Maestro Rechargeable System.

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

We obtained European CE Mark approval for our Maestro Rechargeable System in 2011 for the treatment of obesity. The CE Mark approval for our Maestro Rechargeable System was expanded in 2014 to also include use for the management of Type 2 diabetes in obese patients. In January 2012, the final Maestro Rechargeable System components were listed on the Australian Register of Therapeutic Goods (ARTG) by the Therapeutic Goods Administration (TGA). The costs and resources required to successfully commercialize the Maestro Rechargeable System internationally are currently beyond our capability. Accordingly, we intend to devote our near-term efforts toward mounting a successful system launch in the United States. We intend to explore select international markets to commercialize the Maestro Rechargeable System as our resources permit, using direct, dealer and distributor sales models as the targeted market best dictates.

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

Our board of directors and stockholders approved a 1-for-15 reverse split of the Company’s outstanding common stock that became effective after trading on January 6, 2016 (the Reverse Stock Split). The Reverse Stock Split did not change the par value of our stock or the number of preferred shares authorized by our Fifth Amended and Restated Certificate of Incorporation. An amendment to the Certificate of Incorporation was also approved in connection with the Reverse Stock Split to increase the number of shares of our common stock authorized for issuance to 150 million shares, effective January 6, 2016. All share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, title or risk of loss has passed, the selling price is fixed or determinable and collection is reasonably assured. Products are sold through direct sales or medical device distributors and revenue is recognized upon sale to a bariatric center of excellence or a medical device distributor when no right of return or price protection exists. Terms of sales to international distributors are generally EXW, reflecting that goods are shipped “ex works,” in which risk of loss is assumed by the distributor at the shipping point. A provision for returns is recorded only if product sales provide for a right of return. No provision for returns was recorded for the year ended December 31, 2015, as the product sales recorded did not provide for rights of return.

Inventory

From inception, inventory related purchases had been used for research and development related activities and had accordingly been expensed as incurred. In December 2011, we began receiving ARTG listings for components of the Maestro Rechargeable System from the Australian TGA, with the final components being listed on the ARTG in January 2012. As a result, we determined certain assets were recoverable as inventory beginning in December 2011 and have recorded a current inventory balance of $1,686,000 and $981,000 as of December 31, 2015 and 2014, respectively. We account for inventory at the lower of cost or market and record any long-term inventory as other assets in the consolidated balance sheets. There was $519,000 and $825,000 of long-term inventory as of December 31, 2015 and 2014, respectively.

Senior Amortizing Convertible Notes

The senior amortizing convertible notes issued in November 2015 (the Notes) include a conversion feature which requires bifurcation and liability classification and measurement, at fair value, and requires evaluation at each reporting period. Under Accounting Standards Codification (ASC) 825, Financial Instruments, the Financial Accounting Standards Board (FASB) provides an alternative to bifurcation and companies may instead elect fair value measurement for the entire instrument, including the debt and conversion feature. We have elected the fair value alternative in order to simplify our accounting and reporting of the senior amortizing convertible notes upon issuance. The fair value of these senior amortizing convertible notes is re-measured at each financial reporting period, with any changes in fair value being recognized as a component of other income (expense) in the consolidated statements of operations.

We have concluded that the fair value of the Notes at issuance is equal to the gross proceeds received less the fair value of the warrants issued in conjunction with the Notes. The fair value of the warrants is recorded as a discount to the Notes and amortized to interest expense following the effective interest rate method over the term of the Notes.

On December 31, 2015, the fair value of the outstanding Notes was determined to be $1.3 million using a Binomial Lattice model and the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 57.5%; (3) risk-free interest rate of 1.11%; (4) remaining contractual term of 1.86 years; and (5) fair value of our common stock of $1.95 per share.

Common Stock Warrant Liability

Common stock warrants that were issued in connection with the July 8, 2015 public offering and the Notes are classified as a liability in the consolidated balance sheets, as the common stock warrants issued provide for certain anti-dilution protections in the event shares of common stock or securities convertible into shares of common stock are issued below the then-existing exercise price. The fair value of these common stock warrants is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value being recognized as a component of other income (expense) in the consolidated statements of operations.

The fair value of our common stock warrant liability is calculated using a Black-Scholes valuation model. The common stock warrants issued July 8, 2015 had a fair value of $2.8 million and $6.0 million on December 31, 2015 and July 8, 2015, respectively. The common stock warrants issued November 9, 2015 had a fair value of $118,000 and $169,000 on December 31, 2015 and November 9, 2015, respectively. The fair value was calculated using the following assumptions:

	July 2015 Warrants		November 2015 Warrants
	December 31, 2015	July 8, 2015	December 31, 2015	November 9, 2015
Risk-free interest rates	1.31%	0.91%	1.76%	1.75%
Expected life	36 months	42 months	58 months	60 months
Expected dividends	0%	0%	0%	0%
Expected volatility	97.94%	89.89%	86.27%	84.85%

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

Net Operating Losses and Tax Credit Carryforwards

At December 31, 2015, we had federal net operating loss carryforwards of approximately $117.0 million. These net operating loss carryforwards will expire in varying amounts from 2022 through 2035, if not utilized. The Internal Revenue Code (IRC) imposes restrictions on the utilization of various carryforward tax attributes in the event of a change in ownership of the Company, as defined by IRC Section 382. In addition, IRC Section 382 may limit our built-in items of deduction, including capitalized start-up costs and research and development costs. During 2011, we completed an IRC Section 382 review and the results of this review indicate ownership changes have occurred which would cause a limitation on the utilization of carryforward attributes. Our gross net operating loss carryforwards, start-up costs and research and development credits are all subject to limitation. Under these tax provisions, the limitation is applied first to any built-in losses, then to any net operating losses and then to any general business credits. It is likely that ownership changes have occurred since we completed our IRC Section 382 review in 2011 and could result in further limitations on the utilization of carryforward attributes. A valuation allowance has been established to reserve for the potential benefits of the remaining carryforwards and tax credits in our consolidated financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets.

Financial Overview

Revenue

We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the Maestro Rechargeable System, and have begun a controlled commercial launch at select bariatric centers of excellence in the United States. In 2015 we trained and certified over 50 centers and 75 surgeons in implanting and administering vBloc Therapy. We had our first commercial sales within the United States in 2015 and for the year ended December 31, 2015 we recognized $292,000 in revenue.

We obtained European CE Mark approval for our Maestro Rechargeable System in 2011 for the treatment of obesity, which enables commercialization in the European Economic Area and other countries that recognize the European CE Mark. The CE Mark approval for our Maestro Rechargeable System was expanded in 2014 to also include use for the management of Type 2 diabetes in obese patients. In January 2012, the final Maestro Rechargeable System components were listed on the ARTG by the Australian TGA. We have entered into exclusive, multi-year agreements with Device Technologies Australia Pty Limited and Bader Sultan & Brothers

Co. W.L.L., for commercialization and distribution of the Maestro Rechargeable System in Australia and the Gulf Coast Countries of the Middle East, including Saudi Arabia, Kuwait, Bahrain, Qatar and the United Arab Emirates, respectively. We made our first commercial shipments to Device Technologies Australia Pty Limited and Bader Sultan & Brothers Co. W.L.L. during the year ended December 31, 2012 and recognized $311,000 in revenue. We have not generated revenue from commercial sales outside of the United States since 2012.

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

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

Sales.    Sales were $292,000 for the year ended December 31, 2015, compared to no sales for the year ended December 31, 2014. The increase of $292,000 is the result of receiving FDA approval on January 14, 2015 and commencing a controlled commercial launch of the Maestro Rechargeable System at select bariatric centers of excellence in the United States.

Cost of Goods Sold.    Cost of goods sold were $125,000 for the year ended December 31, 2015, compared to no cost of goods sold for the year ended December 31, 2014. Gross margin was 57.2% for the year ended December 31, 2015.

Selling, General and Administrative Expenses.     Selling, general and administrative expenses were $19.9 million for the year ended December 31, 2015, compared to $14.6 million for the year ended December 31, 2014. The increase of $5.3 million, or 36.6%, was primarily due to increases of $2.1 million, $1.7 million, $1.0 million and $505,000 in payroll-related expenses, professional services, employee stock-based compensation and travel, respectively. The increases in payroll-related expenses, professional services and travel are primarily the result of receiving FDA approval on January 14, 2015 and beginning a controlled commercial launch at select bariatric centers of excellence in the United States. The increase in payroll-related expenses is also the result of a special one-time bonus and an increase in the 2014 management incentive plan accrual in recognition of achieving FDA approval on January 14, 2015. The increase in employee stock-based compensation is also a result of stock option grants made in recognition of the receipt of FDA approval and in connection with new hires in 2015.

Research and Development Expenses.    Research and development expenses were $8.1 million for the year ended December 31, 2015, compared to $11.0 million for the year ended December 31, 2014. The decrease of

$2.9 million, or 26.2%, was primarily due to decreases of $2.3 million, $254,000, $171,000 and $160,000 in professional services, payroll-related expenses, devices and travel. Professional services in 2014 were primarily related to preparation for the advisory panel meeting with the FDA, which was held June 17, 2014. Decreases in payroll-related expenses, devices and travel were primarily the result of decreased emphasis in research and development as efforts were focused on the commercial launch as a result of receiving FDA approval on January 14, 2015.

Interest Expense.    Interest expense was $939,000 for the year ended December 31, 2015, compared to $530,000 for the year ended December 31, 2014. The increase of $409,000, or 77.1%, is primarily due to $532,000 and $33,000 of financing costs that were assigned to the common stock warrants issued with the July 8, 2015 financing and the Notes, respectively, both being recognized immediately as interest expense as the warrants are exercisable upon issuance, together with a $187,000 success fee paid to Silicon Valley Bank as a result of achieving FDA approval on January 14, 2015. These increases were offset by a reduction of interest expense due to the declining principal balance through monthly principal and interest loan payments that began on April 1, 2013.

Change in Value of Warrant Liability.    The value of the common stock warrant liability decreased $3.3 million for the year ended December 31, 2015, compared to no change for the year ended December 31, 2014. Common stock warrant liabilities were recorded on July 8, 2015 and November 9, 2015 as the common stock warrants issued with the July 8, 2015 public offering and with the Notes provide for certain anti-dilution protections in the event shares of common stock or securities convertible into shares of common stock are issued below the then-existing exercise price. The fair market value was calculated using the Black-Scholes valuation model, which resulted in $3.2 million and $51,000 decreases for the year ended December 31, 2015 for the common stock warrants issued with the July 8, 2015 public offering and the Notes, respectively as our stock price decreased from $5.55 on July 8, 2015 and $2.55 on November 9, 2015 to $1.95 on December 31, 2015.

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

Liquidity and Capital Resources

As of December 31, 2015, we had $7.9 million in cash and cash equivalents. Of this amount $2.8 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.

We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. As of December 31, 2015, we had $7.9 million of cash and cash equivalents to fund our anticipated operations through 2016. On November 4, 2015 we entered into a securities purchase agreement with institutional investors to issue $25.0 million of the Notes along with the accompanying warrants. $1.5 million of the Notes was funded at the initial closing on November 9, 2015. An additional $11.0 million of the Notes was funded at the second closing on January 11, 2016, with the remaining $12.5 million to be funded at the third closing. Additionally, we have agreed that we will not, for a period of one year after the first closing, issue any further securities, other than certain excluded securities (further described below). Our anticipated operations include plans that consider the controlled commercial launch of vBloc Therapy, delivered via the Maestro Rechargeable System, which was approved by the FDA on January 14, 2015. We believe that we have the flexibility to manage the growth of our expenditures and operations. In order to accelerate the execution of our business plans we may need to raise additional funds.

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

Equity Distribution Agreement—July 2013

On July 31, 2013, we entered into an equity distribution agreement with Canaccord Genuity Inc. (Canaccord) to sell shares of our common stock having aggregate gross sales proceeds of up to $20.0 million, from time to time, through an ATM under which Canaccord acted as our sales agent (the Canaccord ATM). We determined, at our sole discretion, the timing and number of shares sold under the Canaccord ATM. We paid Canaccord a commission for its services in acting as agent in the sale of common stock equal to 2.0% of the gross sales price per share of all shares sold through it as agent under the equity distribution agreement. The equity distribution agreement with Canaccord was terminated effective June 10, 2014. As of the termination date, we had sold a total of 794,933 shares under the Canaccord ATM at a weighted-average selling price of $25.01 per share for gross proceeds of $19.9 million before deducting offering expenses.

Sales Agreement—June 2014

On June 13, 2014, we entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of our common stock having aggregate gross sales proceeds of up to $25.0 million, from time to time, through an ATM under which Cowen will act as our sales agent (the Cowen ATM). We will determine, at our sole discretion, the timing and number of shares to be sold under the Cowen ATM. We will pay Cowen a commission for its services in acting as agent in the sale of common stock equal to 3.0% of the gross sales price per share of all shares sold through it as agent under the sales agreement. As of December 31, 2015, we have sold 367,903 shares under the Cowen ATM at a weighted-average selling price of $20.60 per share for gross proceeds of $7.6 million before deducting offering expenses. There have been no shares sold under the Cowen ATM subsequent to December 31, 2015 through March 28, 2016. We are restricted from issuing shares under the Cowen ATM per the terms of the Notes (further described below).

Sales Agreement—July 2015

On July 8, 2015, we closed a public offering, where we sold 2,133,333 units at an aggregate price of $7.50 per unit, for gross proceeds of $16.0 million, before deducting estimated offering expenses of approximately $1.4 million, of which $532,000 was assigned to the warrants. Each unit consisted of: (A)(i) one share of common stock or (ii) one pre-funded Series C warrant to purchase one share of common stock at an exercise price equal to $7.50 per share (Series C Warrant); and (B) one Series A warrant to purchase one share of common stock at an exercise price equal initially to $9.00 per share (Series A Warrant). Each purchaser of a unit could elect to receive a Series C Warrant in lieu of a share of common stock. No Series C Warrants were issued.

The Series A Warrants are exercisable for a period of 42 months from the closing date of the public offering. The exercise price and number of shares of common stock issuable on the exercise of the Series A Warrants are subject to adjustment upon the issuance of any shares of common stock or securities convertible into shares of common stock below the then-existing exercise price, with certain exceptions, and in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The holder of the Series A Warrant does not have the right to exercise any portion of the Series A Warrant if the holder, together with its affiliates, would, subject to certain limited exceptions, beneficially own in excess of 9.99% of our common stock outstanding immediately after the exercise or 4.99% as may be elected by the purchaser.

The exercise price of the Series A Warrants issued July 8, 2015 was reduced to $2.40 per share on November 9, 2015 as a result of the issuance of the Notes and was further reduced to $1.50 per share on December 31, 2015 and $0.97 per share on January 29, 2016 after the first and second installment payments on the Notes were made.

Senior Amortizing Convertible Notes

On November 4, 2015, we entered into a securities purchase agreement (the Purchase Agreement) to issue and sell to four institutional investors 7% senior convertible notes due 2017 that are convertible into shares of our common stock at a price equal to $4.35 per share with an aggregate principal amount of $25.0 million. Each Note was sold with a warrant to purchase a share of common stock (the Warrants) with an exercise price of $4.65 per share. We issued and sold Notes and Warrants for aggregate total proceeds of $12.5 million in two separate closings and will issue and sell Notes and Warrants for aggregate total proceeds of $12.5 million in the third and final closing.

Description of the Notes

The Notes are payable in monthly installments, accrue interest at a rate of 7.0% per annum from the date of issuance and will mature 24 months after the First Closing (defined below), unless converted or redeemed earlier. The Notes may be repaid, at our election, in either cash or shares of our common stock at a discount to the then-current market price. The Notes are also convertible from time to time, at the election of the holders, into shares of our common stock at an initial conversion price of $4.35 per share. The conversion price was adjusted to $1.09 per share on January 29, 2016, the 16th trading day following the Reverse Stock Split, per the terms of the Notes.

The holder of each Note has the right to convert any portion of such Note unless the holder, together with its affiliates, beneficially owns in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Notes. However, any holder may increase or decrease such percentage to any other percentage, but in no event above 9.99%, provided that any increase of such percentage will not be effective until 61 days after providing us notice.

The first of the three closings (the First Closing) occurred on November 9, 2015. At the First Closing, we issued and sold Notes with an aggregate principal amount of $1.5 million, along with Warrants exercisable for 117,520 shares.

The second of the three closings (the Second Closing) occurred on January 11, 2016 after we received approval of the offering by our stockholders and the satisfaction of certain customary closing conditions. At the Second Closing, we issued and sold Notes with an aggregate principal amount of $11.0 million, along with Warrants exercisable for 861,842 shares.

At the final of the three closings (the Third Closing) we will issue and sell Notes with an aggregate principal amount of $12.5 million, along with Warrants exercisable for 979,366 shares.

The following table summarizes the installment amounts and additional conversions by the holders of the Notes through December 31, 2015:

	Principal	Interest	Total	Common Shares
Installment amount at December 31, 2015	$65,217	$23,651	$88,868	56,967
Holder conversions during the quarter ended December 31, 2015	18,261	2,375	20,636	13,228

	$83,478	$26,026	$109,504	70,195

Description of the Warrants

Each Warrant is exercisable immediately and for a period of 60 months from the date of the issuance of the Warrant. The Warrants entitle the holders of the Warrants to purchase, in aggregate, 1,958,728 shares of our common stock upon the completion of the Third Closing, subject to certain adjustments. The Warrants are initially exercisable at an exercise price equal to $4.65, subject to adjustment on the eighteen month anniversary of issuance, and certain other adjustments. The exercise price and number of shares of common stock issuable on the exercise of the Warrants is subject to adjustment upon the issuance of any shares of common stock or securities convertible into shares of common stock below the then-existing exercise price, with certain exceptions, and in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The holder of each Warrant does not have the right to exercise any portion of such Warrant if the holder, together with its affiliates, beneficially owns in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants. However, any holder may increase or decrease such percentage to any other percentage, but in no event above 9.99%, provided that any increase of such percentage will not be effective until 61 days after providing us notice.

The exercise price of the Warrants issued November 9, 2015 was reduced to $1.09 per share on January 29, 2016, the 16th trading day following the Reverse Stock Split, per the terms of the Warrants. The exercise price of the Warrants issued January 11, 2016 remains $4.65 per share per the terms of the Warrants. All of the Warrants issued with the Notes remain subject to adjustment on the eighteen month anniversary of issuance.

Net Cash Used in Operating Activities

Net cash used in operating activities was $22.6 million, $19.4 million and $18.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, less noncash expenses for stock-based compensation, depreciation and amortization, change in value of warrant liability, and partially offset by changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $39,000, $89,000 and $216,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Net cash used in investing activities is primarily related to the purchase of property and equipment. For the year ended December 31, 2013, net cash used in investing activities also consisted of a decrease in restricted cash of $200,000 due to the expiration of the requirement in our lease agreement with Roseville Properties Management Company to maintain an irrevocable, unconditional, standby letter of credit until October 1, 2013.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $19.0 million, $7.8 million and $19.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2015, net cash provided by financing activities was primarily the result of gross proceeds of $16.0 million from the July 8, 2015 public offering, ATM draws of $6.7 million and $1.5 million in gross proceeds from the issuance of the Notes on November 9, 2015. These increases were offset by $1.7 million in financing costs, $477,000 of debt issuance costs and principal repayments of $3.0 million on our long-term debt.

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

Operating Capital and Capital Expenditure Requirements

We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the Maestro Rechargeable System, and have begun a controlled commercial launch at select bariatric centers of excellence in the United States. We had our first commercial sales within the United States in 2015 and for the year ended December 31, 2015 we recognized $292,000 in revenue. We anticipate that we will continue to incur net losses for the next several years as we develop our products, commercialize our Maestro Rechargeable System, develop the corporate infrastructure required to sell our products, operate as a publicly-traded company and pursue additional applications for our technology platform.

We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. As of December 31, 2015, we had $7.9 million of cash and cash equivalents to fund our anticipated operations through 2016. On November 4, 2015 we entered into a securities purchase agreement with institutional investors to issue $25.0 million of Notes along with the accompanying warrants. $1.5 million of the Notes was funded at the initial closing on November 9, 2015. An additional $11.0 million of the Notes was funded at the second closing on January 11, 2016, with the remaining $12.5 million to be funded at the third closing. Additionally, we have agreed that we will not, for a period of one year after the first closing, issue any further securities, other than certain excluded securities. Our anticipated operations include plans that consider the controlled commercial launch of vBloc Therapy, delivered via the Maestro Rechargeable System, which was approved by the FDA on January 14, 2015. We believe that we have the flexibility to manage the growth of our expenditures and operations. In order to accelerate the execution of our business plans we may need to raise additional funds. Obtaining funds through the sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. The sale of additional equity may require us to obtain approval from our stockholders to increase the number of shares of common stock we have authorized under our certificate of incorporation. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable.

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

Contractual Obligations

On August 25, 2015, we entered into an amendment extending the term of our operating lease for three years until September 30, 2018, with monthly base rent ranging from $18,925 to $20,345. The following table summarizes our contractual obligations as of December 31, 2015 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$650,085	$229,233	$420,852	$—	$—

Total contractual cash obligations	$650,085	$229,233	$420,852	$—	$—

The table above reflects only payment obligations that are fixed and determinable based on our current agreements. Our operating lease commitment relates to our corporate headquarters in St. Paul, Minnesota. The above table does not include the Notes due to the variability in timing and the option to settle the Notes through the issuance of shares.

Off-balance-sheet Arrangements

Since our inception, we have not engaged in any off-balance-sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities as defined by rules enacted by the SEC and FASB, and accordingly, no such arrangements are likely to have a current or future effect on our financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In April 2015, FASB issued Simplifying the Presentation of Debt Issuance Costs, (Accounting Standards Update No. 2015-03 (ASU 2015-03)), which changes the presentation of debt issuance costs in the financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the recognized debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2015. We have evaluated the impact of adopting ASU 2015-03 and do not believe the new guidance will have a material effect on our financial position, results of operations or cash flows.

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

Various other accounting standards and interpretations have been issued with 2015 effective dates and effective dates subsequent to December 31, 2015. We have evaluated the recently issued accounting pronouncements that are currently effective or will be effective in 2015 and believe that none of them have had or will have a material effect on our financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risk is confined to our cash and cash equivalents. As of December 31, 2015 we had $7.9 million in cash and cash equivalents. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

EnteroMedics Inc.

St. Paul, Minnesota

We have audited the accompanying consolidated balance sheets of EnteroMedics Inc. and subsidiary (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota March 28, 2016

ENTEROMEDICS INC.

Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$7,927,240	$11,619,167
Accounts receivable	57,928	2,812
Inventory	1,686,324	980,519
Prepaid expenses and other current assets	831,495	421,673

Total current assets	10,502,987	13,024,171
Property and equipment, net	326,296	481,522
Other assets	757,802	879,905

Total assets	$11,587,085	$14,385,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable (net of discounts of $23,836 at December 31, 2014)	$—	$2,976,164
Current portion of convertible notes payable	717,391	—
Accounts payable	172,050	399,336
Accrued expenses	3,595,415	3,830,766
Accrued interest payable	1,172	514,937

Total current liabilities	4,486,028	7,721,203
Convertible notes payable, less current portion (net of discounts of $149,340 at December 31, 2015)	549,791	—
Common stock warrant liability	2,877,817	—

Total liabilities	7,913,636	7,721,203

Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value; 13,333,333 shares authorized; 7,163,820 and 4,638,030 shares issued and outstanding at December 31, 2015 and 2014, respectively	71,638	46,380
Additional paid-in capital	281,182,349	258,699,806
Accumulated deficit	(277,580,538)	(252,081,791)

Total stockholders’ equity	3,673,449	6,664,395

Total liabilities and stockholders’ equity	$11,587,085	$14,385,598

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

Consolidated Statements of Operations

	Years ended December 31,
	2015	2014	2013
Sales	$292,000	$—	$—
Cost of goods sold	125,047	—	—

Gross profit	166,953	—	—

Operating expenses:
Selling, general and administrative	19,892,424	14,561,656	13,658,824
Research and development	8,141,323	11,031,619	11,075,493

Total operating expenses	28,033,747	25,593,275	24,734,317

Operating loss	(27,866,794)	(25,593,275)	(24,734,317)

Other income (expense):
Interest income	1,819	3,331	5,717
Interest expense	(939,182)	(530,222)	(932,364)
Change in value of warrant liability	3,295,536	—	—
Other, net	9,874	(8,554)	(119,695)

Net loss	$(25,498,747)	$(26,128,720)	$(25,780,659)

Net loss per share—basic and diluted	$(4.27)	$(5.78)	$(7.03)

Shares used to compute basic and diluted net loss per share	5,970,282	4,524,428	3,667,328

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

Consolidated Statements of Comprehensive Loss

	Years ended December 31,
	2015	2014	2013
Net loss	$(25,498,747)	$(26,128,720)	$(25,780,659)

Comprehensive loss	$(25,498,747)	$(26,128,720)	$(25,780,659)

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2012	2,789,551	$27,896	$212,019,187	$(200,172,412)	$11,874,671
Net loss	—	—	—	(25,780,659)	(25,780,659)
Employee stock-based compensation expense	—	—	5,788,249	—	5,788,249
Nonemployee stock-based compensation expense	—	—	166,679	—	166,679
Issuance of common stock and warrants to purchase approximately 367,175 shares of common stock in registered public offering in February 2013 for cash at an aggregate price of $14.25 per share and corresponding warrant, net of financing costs of $1,066,200	918,000	9,180	12,006,120	—	12,015,300
Issuance of common stock through “at-the-market” equity offerings beginning in September 2013 for cash from $16.50 to $31.54 per share, net of financing costs of $381,981	527,853	5,279	10,581,838	—	10,587,117
Exercise of 1,353 warrants in 2013 for cash from $17.10 to $28.50 per share	1,353	14	28,006	—	28,020

Balance, December 31, 2013	4,236,757	$42,369	$240,590,079	$(225,953,071)	$14,679,377
Net loss	—	—	—	(26,128,720)	(26,128,720)
Employee stock-based compensation expense	—	—	6,138,384	—	6,138,384
Nonemployee stock-based compensation expense	—	—	181,323	—	181,323
Issuance of common stock through “at-the-market” equity offerings in 2014 for cash from $16.54 to $38.06 per share, net of financing costs of $284,698	312,731	3,126	9,548,640	—	9,551,766
Exercise of 88,542 warrants in 2014 for cash from $17.10 to $32.85 per share	88,542	885	2,241,380	—	2,242,265

Balance, December 31, 2014	4,638,030	$46,380	$258,699,806	$(252,081,791)	$6,664,395
Net loss	—	—	—	(25,498,747)	(25,498,747)
Employee stock-based compensation expense	—	—	6,974,489	—	6,974,489
Nonemployee stock-based compensation expense	—	—	(34,712)	—	(34,712)
Issuance of common stock through “at-the-market” equity offerings in 2015 for cash from $16.60 to $22.70 per share, net of financing costs of $259,560	322,262	3,223	6,389,149	—	6,392,372
Issuance of common stock, net of warrants to purchase approximately 2,133,316 shares of common stock valued at $6,003,932, in registered public offering in July 2015 for cash at an aggregate price of $7.50 per unit, net of financing costs of $929,920	2,133,333	21,333	9,044,815	—	9,066,148
Issuance of common stock for payments made in shares on convertible notes payable	70,195	702	108,802	—	109,504

Balance, December 31, 2015	7,163,820	$71,638	$281,182,349	$(277,580,538)	$3,673,449

See accompanying notes to consolidated financial statements.

ENTEROMEDICS INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(25,498,747)	$(26,128,720)	$(25,780,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188,606	188,904	174,629
Loss on sale of equipment	885	—	—
Stock-based compensation	6,939,777	6,319,707	5,954,928
Amortization of commitment fees, debt issuance costs and original issue discount	825,735	123,068	199,592
Change in value of warrant liability	(3,295,536)	—	—
Other, net	—	—	8,030
Change in operating assets and liabilities:
Accounts receivable	(55,116)	14,930	26,634
Inventory	(705,805)	147,422	143,266
Prepaid expenses and other current assets	(409,822)	125,071	24,910
Other assets	349,709	(74,372)	246,764
Accounts payable	(222,636)	267,356	60,732
Accrued expenses	(235,351)	(355,294)	512,451
Accrued interest payable	(487,739)	(11,735)	2,994

Net cash used in operating activities	(22,606,040)	(19,383,663)	(18,425,729)

Cash flows from investing activities:
Decrease in restricted cash	—	—	200,000
Purchases of property and equipment	(38,915)	(88,680)	(416,010)

Net cash used in investing activities	(38,915)	(88,680)	(216,010)

Cash flows from financing activities:
Proceeds from warrants exercised	—	2,242,265	28,020
Proceeds from sale of common stock and warrants for purchase of common stock	22,651,932	9,836,464	24,050,598
Common stock financing costs	(1,721,794)	(284,698)	(1,448,181)
Proceeds from convertible notes payable	1,500,000	—	—
Repayments on notes payable	(3,000,000)	(4,000,000)	(3,000,000)
Debt issuance costs	(477,110)	—	—

Net cash provided by financing activities	18,953,028	7,794,031	19,630,437

Net (decrease) increase in cash and cash equivalents	(3,691,927)	(11,678,312)	988,698
Cash and cash equivalents:
Beginning of period	11,619,167	23,297,479	22,308,781

End of period	$7,927,240	$11,619,167	$23,297,479

Supplemental disclosure:
Interest paid	$601,185	$418,889	$729,778
Noncash investing and financing activities:
Conversion of convertible notes and interest payable	$109,504	$—	—

See accompanying notes to consolidated financial statements.

EnteroMedics Inc.

Notes to Consolidated Financial Statements

(1)	Formation and Business of the Company

EnteroMedics Inc. (EnteroMedics or the Company) is developing implantable systems to treat obesity, metabolic diseases and other gastrointestinal disorders. The Company was incorporated in the state of Minnesota on December 19, 2002, originally as two separate legal entities, Alpha Medical, Inc. and Beta Medical, Inc., both of which were owned 100% by a common stockholder. Effective October 1, 2003, the two entities were combined and the combined entity changed its name to EnteroMedics Inc. The Company reincorporated in Delaware on July 22, 2004. The Company has devoted substantially all of its resources to recruiting personnel, developing its product technology, obtaining patents to protect its intellectual property, commercialization activities and raising capital and has recently commenced commercial operations in the United States deriving revenues from its primary business activity in 2015. The Company is headquartered in St. Paul, Minnesota.

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

The Company’s board of directors and stockholders approved a 1-for-15 reverse split (the Reverse Stock Split) of the Company’s outstanding common stock that became effective after trading on January 6, 2016. The Reverse Stock Split did not change the par value of the Company’s stock or the number of preferred shares authorized by the Company’s Fifth Amended and Restated Certificate of Incorporation. An amendment to the Certificate of Incorporation was also approved in connection with the Reverse Stock Split to increase the number of shares of the Company’s common stock authorized for issuance to 150 million shares, effective January 6, 2016. All share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

EnteroMedics has incurred losses through December 31, 2015 and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. The Company may need to obtain additional financing and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize.

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. The Company’s common stock warrants are required to be reported at fair value and the Company has elected to report its senior amortizing convertible notes at fair value. The fair values of common stock warrants and investments in debt and equity securities, if any, are disclosed in Note 4. The fair value of the Company’s senior amortizing convertible notes is disclosed in Notes 4 and 9.

Common Stock Warrant Liability

Common stock warrants that were issued in connection with the July 8, 2015 public offering and the November 9, 2015 senior amortizing convertible notes are classified as a liability in the consolidated balance sheets, as the common stock warrants issued provide for certain anti-dilution protections in the event shares of common stock or securities convertible into shares of common stock are issued below the then-existing exercise price. The fair value of these common stock warrants is re-measured at each financial reporting period and

EnteroMedics Inc.

Notes to Consolidated Financial Statements (Continued)

immediately before exercise, with any changes in fair value being recognized as a component of other income (expense) in the consolidated statements of operations.

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

Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses included in other comprehensive income within stockholders’ equity in the consolidated balance sheets. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other income. Interest and dividends on securities classified as available for sale are included in interest income. The cost of securities sold is based on the specific identification method.

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

EnteroMedics Inc.

Notes to Consolidated Financial Statements (Continued)

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance for deferred income tax assets is recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company has provided a full valuation allowance against the gross deferred tax assets as of December 31, 2015 and 2014 (see Note 12). The Company’s policy is to classify interest and penalties related to income taxes as income tax expense in the consolidated statements of operations.

Medical Device Excise Tax

On January 14, 2015, the Company received FDA approval for vBloc Therapy, delivered via the Maestro Rechargeable System, and starting in the second quarter of 2015 revenues were generated from sales in the United States. As a result, the Company is now required to pay a quarterly Medical Device Tax which is a part of the Affordable Care Act, which imposes a 2.3% excise tax on the sale of certain medical devices by device manufactures, producers or importers. The excise tax was effective on sales of devices made after December 31, 2012. The Company records the Medical Device Tax as an operating expense in the consolidated statements of operations. A moratorium was placed on the Medical Device Tax for 2016 and 2017.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. There was no difference from reported net loss for the years ended December 31, 2015, 2014 and 2013.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, title or risk of loss has passed, the selling price is fixed or determinable and collection is reasonably assured. Products are sold through direct sales or medical device distributors and revenue is recognized upon sale to a bariatric center of excellence or a medical device distributor when no right of return or price protection exists. Terms of sales to international distributors are generally EXW, reflecting that goods are shipped “ex works,” in which risk of loss is assumed by the distributor at the shipping point. A provision for returns is recorded only if product sales provide for a right of return. No provision for returns was recorded for the year ended December 31, 2015, as the product sales recorded did not provide for rights of return.

EnteroMedics Inc.

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

Patent Costs

Costs associated with the submission of a patent application are expensed as incurred given the uncertainty of the patents resulting in probable future economic benefits to the Company. Patent-related legal expenses included in general and administrative costs were $202,381, $338,055 and $296,575 for the years ended December 31, 2015, 2014 and 2013, respectively.

Derivative Instruments

The Company accounts for outstanding warrants that are not indexed to the Company’s stock or warrants issued when the Company has insufficient authorized and unissued stock available to share settle the outstanding warrants as derivative instruments, which require that the warrants be classified as a liability and measured at fair value with changes in fair value recognized currently in earnings and recorded separately in the consolidated statements of operations. The Company did not have any such instruments during the years ended December 31, 2015, 2014 and 2013.

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

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2015, 2014 and 2013:

	Years ended December 31,
	2015	2014	2013
Numerator:
Net loss	$(25,498,747)	$(26,128,720)	$(25,780,659)

Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	5,970,282	4,524,428	3,667,328

Net loss per share—basic and diluted	$(4.27)	$(5.78)	$(7.03)

EnteroMedics Inc.

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	December 31,
	2015	2014	2013
Stock options outstanding	1,535,418	843,563	778,998
Warrants to purchase common stock	3,841,276	1,613,133	1,703,183

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Simplifying the Presentation of Debt Issuance Costs, (Accounting Standards Update No. 2015-03 (ASU 2015-03)), which changes the presentation of debt issuance costs in the financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the recognized debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2015. The Company has evaluated the impact of adopting ASU 2015-03 and does not believe the new guidance will have a material effect on the Company’s financial position, results of operations or cash flows.

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

Various other accounting standards and interpretations have been issued with 2015 effective dates and effective dates subsequent to December 31, 2015. The Company has evaluated the recently issued accounting pronouncements that are currently effective or will be effective in 2015 and believe that none of them have had or will have a material effect on the Company’s financial position, results of operations or cash flows.

(3)	Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has financed its operations to date principally through the sale of equity securities, debt financing and interest earned on investments. As of December 31, 2015, the Company had $7.9 million of cash and cash equivalents to fund its anticipated operations through 2016. On November 4, 2015 the Company entered into a securities purchase agreement with institutional investors to issue $25.0 million of senior amortizing convertible notes (the Notes) along with the accompanying warrants. $1.5 million of the Notes was funded at the first closing on November 9, 2015. An additional $11.0 million of the Notes was funded at the second closing on January 11, 2016, with the remaining $12.5 million to be funded at the third closing. Additionally, we have agreed that we will not, for a period of one year after the first closing, issue any further securities, other than certain excluded securities (further described in Note 9). The Company’s anticipated operations include plans that consider the controlled commercial launch of vBloc Therapy, delivered via the Maestro Rechargeable System, which was approved by the FDA on January 14, 2015. The Company believes that it has the flexibility to manage the growth of its expenditures and operations.

EnteroMedics Inc.

Notes to Consolidated Financial Statements (Continued)

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

The Company’s assets that are measured at fair value on a recurring basis are classified within Level 1 or Level 2 of the fair value hierarchy. The Company does not hold any assets that are measured at fair value using Level 3 inputs. The types of instruments the Company invests in that are valued based on quoted market prices in active markets may include U.S. treasury securities and money market funds. Such instruments are classified by the company within Level 1 of the fair value hierarchy. U.S. treasuries are valued using unadjusted quoted prices for identical assets in active markets that the Company can access.

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

The Company did not hold any short-term investments classified as available for sale or held to maturity as of December 31, 2015 and 2014.

The fair value of the Company’s common stock warrant liability is calculated using a Black-Scholes valuation model and is classified as Level 2 in the fair value hierarchy. The common stock warrants issued July 8, 2015 had a fair value of $2,759,583 and $6,003,932 on December 31, 2015 and July 8, 2015, respectively. The common stock warrants issued November 9, 2015 had a fair value of $118,234 and $169,421 on December 31, 2015 and November 9, 2015, respectively. The fair value was calculated using the following assumptions:

	July 2015 Warrants		November 2015 Warrants
	December 31, 2015	July 8, 2015	December 31, 2015	November 9, 2015
Risk-free interest rates	1.31%	0.91%	1.76%	1.75%
Expected life	36 months	42 months	58 months	60 months
Expected dividends	0%	0%	0%	0%
Expected volatility	97.94%	89.89%	86.27%	84.85%

EnteroMedics Inc.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes fair value measurements of the senior amortizing convertible notes and the common stock warrants issued in 2015 by level at December 31, 2015:

	Level 1	Level 2	Level 3	Total
Senior amortizing convertible notes (net of discounts of $149,340)	$—	$—	$1,267,182	$1,267,182
Common stock warrants	—	2,877,817	—	2,877,817

Total	$—	$2,877,817	$1,267,182	$4,144,999

As of December 31, 2015 the Company converted $109,504 of senior amortizing convertible notes principal and interest into shares of common stock. There were no gains or losses resulting from the senior amortizing convertible notes recognized in the consolidated statements of operations for the year ended December 31, 2015.

(5)	Inventory

From inception, inventory related purchases had been used for research and development related activities and had accordingly been expensed as incurred. In December 2011, the Company began receiving Australian Register of Therapeutic Goods (ARTG) listings for components of the Maestro Rechargeable System from the Australian Therapeutic Goods Administration, with the final components being listed on the ARTG in January 2012. As a result, the Company determined certain assets were recoverable as inventory beginning in December 2011. The Company accounts for inventory at the lower of cost or market and records any long-term inventory as other assets in the consolidated balance sheets. There was approximately $519,000 and $825,000 of long-term inventory, primarily consisting of raw materials, as of December 31, 2015 and 2014, respectively.

Current inventory consists of the following as of:

	December 31,
	2015	2014
Raw materials	$576,898	$322,157
Work-in-process	1,066,345	632,615
Finished goods	43,081	25,747

Inventory	$1,686,324	$980,519

(6)	Property and Equipment

Property and equipment consists of the following as of:

	December 31,
	2015	2014
Furniture and equipment	$2,299,290	$2,295,433
Computer hardware and software	585,880	556,556
Leasehold improvements	62,651	62,651

	2,947,821	2,914,640
Less accumulated depreciation and amortization	(2,621,525)	(2,433,118)

Property and equipment, net	$326,296	$481,522

EnteroMedics Inc.

Notes to Consolidated Financial Statements (Continued)

(7)	Accrued Expenses

Accrued expenses consist of the following as of:

	December 31,
	2015	2014
Professional service related expenses	$1,912,775	$2,107,712
Payroll related expenses	1,270,208	1,267,141
Other expenses	412,432	455,913

Accrued expenses	$3,595,415	$3,830,766

(8)	Notes Payable

Notes payable consists of the following as of:

	December 31,
	2015	2014
Growth capital loan dated April 16, 2012 (net of discounts of $0 and $23,836 at December 31, 2015 and 2014, respectively)	$—	$2,976,164
Less current portion	—	(2,976,164)

Total long-term debt	$—	$—

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

EnteroMedics Inc.

Notes to Consolidated Financial Statements (Continued)

to 0.75:1.00. The First Amendment did not change the interest rate or the amortization structure. A 5.0% final payment fee of $500,000 was due and paid on September 1, 2015. The Company also paid SVB a $187,000 success fee as a result of receiving FDA approval for the Maestro Rechargeable System.

The Company had granted SVB a security interest in all of the Company’s assets, excluding intellectual property except with respect to all license, royalty fees and other revenues and income arising out of or relating to any of the intellectual property and all proceeds of the intellectual property. The Company also had entered into a negative pledge arrangement with SVB pursuant to which it had agreed not to encumber any of its intellectual property without SVB’s prior written consent.

Pursuant to the Loan Agreement, on April 16, 2012, the Company issued SVB a warrant to purchase 7,116 shares of common stock, exercisable for ten years from the date of grant, at an exercise price of $35.10 per share.

The final payment related to the Loan Agreement, as amended, was paid on September 1, 2015.

(9)	Senior Amortizing Convertible Notes

On November 4, 2015, the Company entered into a securities purchase agreement (the Purchase Agreement) to issue and sell to four institutional investors 7% senior convertible notes due 2017 that are convertible into shares of the Company’s common stock at a price equal to $4.35 per share with an aggregate principal amount of $25.0 million. Each Note was sold with a warrant to purchase a share of common stock (the Warrants) with an exercise price of $4.65 per share. The Company issued and sold Notes and Warrants for aggregate total proceeds of $12.5 million in two separate closings and will issue and sell Notes and Warrants for aggregate total proceeds of $12.5 million in the third and final closing.

Description of the Notes

The Notes are payable in monthly installments, accrue interest at a rate of 7.0% per annum from the date of issuance and will mature 24 months after the First Closing (defined below), unless converted or redeemed earlier. The Notes may be repaid, at the Company’s election, in either cash or shares of the Company’s common stock at a discount to the then-current market price. The Notes are also convertible from time to time, at the election of the holders, into shares of the Company’s common stock at an initial conversion price of $4.35 per share. The conversion price was adjusted to $1.09 per share on January 29, 2016, the 16th trading day following the Reverse Stock Split, per the terms of the Notes.

The holder of each Note has the right to convert any portion of such Note unless the holder, together with its affiliates, beneficially owns in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Notes. However, any holder may increase or decrease such percentage to any other percentage, but in no event above 9.99%, provided that any increase of such percentage will not be effective until 61 days after providing notice to the Company.

The Company has determined that the conversion feature in the Notes requires bifurcation and liability classification and measurement, at fair value, and requires evaluation at each reporting period. Under Accounting Standards Codification (ASC) 825, Financial Instruments, the FASB provides an alternative to bifurcation and companies may instead elect fair value measurement for the entire instrument, including the debt and conversion feature. The Company has elected the fair value alternative in order to simplify its accounting and reporting of the Notes upon issuance. The Company has also concluded that the fair value of the Notes at issuance is equal to

EnteroMedics Inc.

Notes to Consolidated Financial Statements (Continued)

the gross proceeds received less the fair value of the Warrants issued in conjunction with the Notes. The fair value of the Warrants is recorded as a discount to the Notes and amortized to interest expense following the effective interest rate method over the term of the Notes.

The first of the three closings (the First Closing) occurred on November 9, 2015. At the First Closing, the Company issued and sold Notes with an aggregate principal amount of $1.5 million, along with Warrants exercisable for 117,520 shares. The fair value of the Warrants issued on November 9, 2015 was determined to be $169,000 using a Black-Scholes valuation model and the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 84.85%; (3) weighted average risk –free interest rate of 1.75%; and (4) expected life of 5.0 years.

The second of the three closings (the Second Closing) occurred on January 11, 2016 after the Company received approval of the offering by the Company’s stockholders and the satisfaction of certain customary closing conditions. At the Second Closing, the Company issued and sold Notes with an aggregate principal amount of $11.0 million, along with Warrants exercisable for 861,842 shares. The fair value of the Warrants issued on January 11, 2016 was determined to be $515,000 using a Black-Scholes valuation model and the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 85.90%; (3) weighted average risk –free interest rate of 1.58%; and (4) expected life of 5.0 years.

At the final of the three closings (the Third Closing) the Company will issue and sell Notes with an aggregate principal amount of $12.5 million, along with Warrants exercisable for 979,366 shares.

On December 31, 2015, the fair value of the outstanding Notes was determined to be $1.3 million using a Binomial Lattice model and the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 57.5%; (3) risk-free interest rate of 1.11%; (4) remaining contractual term of 1.86 years; and (5) fair value of the Company’s common stock of $1.95 per share.

The following table summarizes the installment amounts and additional conversions by the holders of the Notes through December 31, 2015:

	Principal	Interest	Total	Common Shares
Installment amount at December 31, 2015	$65,217	$23,651	$88,868	56,967
Holder conversions during the quarter ended December 31, 2015	18,261	2,375	20,636	13,228

	$83,478	$26,026	$109,504	70,195

Description of the Warrants

Each Warrant is exercisable immediately and for a period of 60 months from the date of the issuance of the Warrant. The Warrants entitle the holders of the Warrants to purchase, in aggregate, 1,958,728 shares of the Company’s common stock upon the completion of the Third Closing, subject to certain adjustments. The Warrants are initially exercisable at an exercise price equal to $4.65, subject to adjustment on the eighteen month anniversary of issuance, and certain other adjustments. The exercise price and number of shares of common stock issuable on the exercise of the Warrants is subject to adjustment upon the issuance of any shares of common stock or securities convertible into shares of common stock below the then-existing exercise price, with certain exceptions, and in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The holder of each Warrant does not have the right to exercise any portion of such Warrant if the

EnteroMedics Inc.

Notes to Consolidated Financial Statements (Continued)

holder, together with its affiliates, beneficially owns in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants. However, any holder may increase or decrease such percentage to any other percentage, but in no event above 9.99%, provided that any increase of such percentage will not be effective until 61 days after providing notice to the Company.

The exercise price of the Warrants issued November 9, 2015 was reduced to $1.09 per share on January 29, 2016, the 16th trading day following the Reverse Stock Split, per the terms of the Warrants. The exercise price of the Warrants issued January 11, 2016 remains $4.65 per share per the terms of the Warrants. All of the Warrants issued with the Notes remain subject to adjustment on the eighteen month anniversary of issuance.

(10)	Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation currently authorizes 5,000,000 shares of $0.01 par value preferred stock. As of December 31, 2015 and 2014, there were no shares of preferred stock issued or outstanding.

(11)	Stock Sales

Sales Agreement—July 2015

On July 8, 2015, the Company closed a public offering, where it sold 2,133,333 units at an aggregate price of $7.50 per unit, for gross proceeds of $16.0 million before deducting estimated offering expenses of approximately $1.4 million, of which $532,000 was assigned to the warrants issued with each unit sold and was recognized immediately as interest expense in the consolidated statements of operations as the warrants are exercisable upon issuance. Each unit consisted of: (A)(i) one share of common stock or (ii) one pre-funded Series C warrant to purchase one share of common stock at an exercise price equal to $7.50 per share (Series C Warrant); and (B) one Series A warrant to purchase one share of common stock at an exercise price initially equal to $9.00 per share (Series A Warrant). Each purchaser of a unit could elect to receive a Series C Warrant in lieu of a share of common stock. No Series C Warrants were issued.

The Series A Warrants are exercisable for a period of 42 months from the closing date of the public offering. The exercise price and number of shares of common stock issuable on the exercise of the Series A Warrants are subject to adjustment upon the issuance of any shares of common stock or securities convertible into shares of common stock below the then-existing exercise price, with certain exceptions, and in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The holder of the Series A Warrant does not have the right to exercise any portion of the Series A Warrant if the holder, together with its affiliates, would, subject to certain limited exceptions, beneficially own in excess of 9.99% of the Company’s common stock outstanding immediately after the exercise or 4.99% as may be elected by the purchaser.

The exercise price of the Series A Warrants issued July 8, 2015 was reduced to $2.40 per share on November 9, 2015 as a result of the issuance of the Notes and was further reduced to $1.50 per share on December 31, 2015 and $0.97 per share on January 29, 2016 after the first and second installment payments on the Notes were made.

Sales Agreement—June 2014

On June 13, 2014, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of the Company’s common stock having aggregate gross sales proceeds of up to $25.0 million, from

EnteroMedics Inc.

Notes to Consolidated Financial Statements (Continued)

time to time, through an ATM under which Cowen will act as the Company’s sales agent (the Cowen ATM). The Company will determine, at its sole discretion, the timing and number of shares to be sold under the Cowen ATM. The Company will pay Cowen a commission for its services in acting as agent in the sale of common stock equal to 3.0% of the gross sales price per share of all shares sold through it as agent under the sales agreement. As of December 31, 2015, the Company had sold 367,903 shares under the Cowen ATM at a weighted-average selling price of $20.60 per share for gross proceeds of $7.6 million before deducting offering expenses. There have been no shares sold under the Cowen ATM subsequent to December 31, 2015 through March 28, 2016. The Company is restricted from issuing shares under the Cowen ATM per the terms of the Notes (see Note 9).

Equity Distribution Agreement—July 2013

On July 31, 2013, the Company entered into an equity distribution agreement with Canaccord Genuity Inc. (Canaccord) to sell shares of the Company’s common stock having aggregate gross sales proceeds of up to $20.0 million, from time to time, through an ATM under which Canaccord acted as the Company’s sales agent (the Canaccord ATM). The Company determined, at its sole discretion, the timing and number of shares sold under the Canaccord ATM. The Company paid Canaccord a commission for its services in acting as agent in the sale of common stock equal to 2.0% of the gross sales price per share of all shares sold through it as agent under the equity distribution agreement. The equity distribution agreement with Canaccord was terminated effective June 10, 2014. As of the termination date, the Company had sold a total of 794,933 shares under the Canaccord ATM at a weighted-average selling price of $25.01 per share for gross proceeds of $19.9 million before deducting offering expenses.

Public Offering—February 2013

On February 27, 2013, the Company closed a public offering, selling 918,000 shares of common stock, together with warrants to purchase approximately 367,175 shares of common stock at an aggregate price of $14.25 per share and corresponding warrant, for gross proceeds of $13.1 million before deducting offering expenses. Certain directors of the Company participated in the public offering (see Note 15).

The warrants have an exercise price of $17.10 per share of common stock and are exercisable for a period of five years from February 27, 2013. Holders of the warrants are not permitted to exercise those warrants for an amount of common stock that would result in the holder owning more than 19.99% of the Company’s common stock.

(12)	Income Taxes

The Company has incurred net operating losses (NOLs) since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.

The income tax expense benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

	2015	2014	2013
Computed ‘expected’ tax benefit	34.0%	34.0%	34.0%
Other permanent adjustments	1.6%	-2.3%	-2.3%
Research and development credit	0.9%	0.3%	3.5%
Federal valuation allowance	-36.5%	-32.0%	-35.2%

	0.0%	0.0%	0.0%

EnteroMedics Inc.

Notes to Consolidated Financial Statements (Continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31 is presented below:

	2015	2014
Deferred tax assets (liabilities):
Start-up costs	$8,886,000	$8,739,000
Capitalized research and development costs	29,781,000	30,276,000
Reserves and accruals	8,121,000	6,052,000
Property and equipment	107,000	94,000
Research and development credit	1,972,000	1,636,000
Net operating loss carryforwards	25,695,000	16,656,000

Total gross deferred tax assets	74,562,000	63,453,000
Valuation allowance	(74,562,000)	(63,453,000)

Net deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. In addition, certain limitations imposed under the Internal Revenue Code (IRC) could further limit the Company’s realization of these deferred tax assets in the event of changes in ownership of the Company, as defined by IRC Section 382. Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of December 31, 2015 and 2014.

The Company’s ability to utilize its net operating loss carryforwards and built-in items of deduction, including capitalized start-up costs and research and development costs, may be substantially limited due to ownership changes that may have occurred or that could occur in the future. These ownership changes may limit the amount of net operating loss carryforwards and built-in items of deduction that can be utilized annually to offset future taxable income. In general, an ownership change, as defined in IRC Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups. During 2011, the Company completed an IRC Section 382 review and the results of the review indicated that ownership changes had occurred. While the Company has not completed an IRC Section 382 review since 2011, it believes that it is likely that additional ownership changes have occurred since then. Since the Company has experienced an ownership change, utilization of carryforward attributes are subject to an annual limitation, which is determined by first multiplying the value of the Company’s common stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any such limitation may result in the expiration of a significant portion of the carryforward attributes before utilization and the permanent loss of built-in items of deduction. Any carryforward attributes that expire prior to utilization or permanent loss of built-in items of deduction as a result of such limitations will be removed from deferred tax assets with a corresponding adjustment to the valuation allowance.

As of December 31, 2015, the Company has generated U.S. federal net operating loss carryforwards of approximately $117.0 million. Of the total federal net operating loss, $221,000 would result in tax benefits recorded to additional paid-in capital. The federal net operating loss carryforwards expire in the years 2022 through 2035.

EnteroMedics Inc.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2015 and 2014, there were no unrecognized tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

Net operating loss carryforwards of the Company are subject to review and possible adjustment by the taxing authorities. In addition, the Company is subject to U.S. federal examinations for the years 2012 forward. With certain exceptions (e.g. the net operating loss carryforwards), the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years prior to 2012. There are no U.S. federal tax examinations currently in progress.

The Company’s Minnesota Corporation Franchise Tax returns for tax years ending December 31, 2011 through December 31, 2013, are currently under review.

(13)	Stock Options

The Company has adopted the Amended and Restated 2003 Stock Incentive Plan (the Plan) that includes both incentive stock options and nonqualified stock options to be granted to employees, officers, consultants, independent contractors, directors and affiliates of the Company. At December 31, 2015 and 2014, according to the Plan 1,320,000 shares have been authorized and reserved. The board of directors establishes the terms and conditions of all stock option grants, subject to the Plan and applicable provisions of the IRC. Incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date. The options granted to participants owning more than 10% of the Company’s outstanding voting stock must be granted at an exercise price not less than 110% of fair market value of the common stock on the grant date. The options expire on the date determined by the board of directors, but may not extend more than 10 years from the grant date, while incentive stock options granted to participants owning more than 10% of the Company’s outstanding voting stock expire five years from the grant date. The vesting period for employees is generally over four years. The vesting period for nonemployees is determined based on the services being provided.

EnteroMedics Inc.

Notes to Consolidated Financial Statements (Continued)

Stock option activity for the Plan is as follows:

	Shares Available For Grant	Outstanding Options		Aggregate Intrinsic Value
		Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2012	293,106	522,225	$49.16
Shares reserved	—	—	—
Options granted	(289,710)	289,710	19.85
Options exercised	—	—	—
Options cancelled	32,937	(32,937)	45.00

Balance, December 31, 2013	36,333	778,998	38.00
Shares reserved	500,000	—	—
Options granted	(83,823)	83,823	24.45
Options exercised	—	—	—
Options cancelled	19,258	(19,258)	36.11

Balance, December 31, 2014	471,768	843,563	37.10	$519,546

Shares reserved	—	—	—
Options granted	(226,631)	226,631	15.77
Options exercised	—	—	—
Options cancelled	51,442	(51,442)	27.74

Balance, December 31, 2015	296,579	1,018,752	$32.83	$—

On November 2, 2015, the Company announced that Dan W. Gladney would become the Company’s President and Chief Executive Officer (CEO) effective November 16, 2015, and would join the Company on November 2, 2015 as President-Elect and a member of the Board of Directors. In connection with the appointment of Mr. Gladney to the position of President and CEO, on October 28, 2015, Mr. Gladney was also granted an option to purchase 516,666 shares of the Company’s common stock as an inducement grant, with an exercise price of $3.75 per share, the closing price of the Company’s common stock on October 28, 2015. Mr. Gladney’s option will vest as follows: 25% of the shares will vest as of one year from the date of his employment agreement, and the remaining 75% of the shares will then vest in equal 2.0833% installments each month thereafter over the following 36 months.

The options outstanding, vested and currently exercisable for the Plan and the inducement grant by exercise price at December 31, 2015:

	Outstanding Options and Expected to Vest			Options Exercisable and Vested
Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
$0.01 to $10.00	536,529	9.7	$—	6,145	$3.57	$—
$10.01 to $20.00	450,016	8.2	—	247,800	19.09	—
$20.01 to $30.00	136,713	6.4	—	96,672	27.52	—
$30.01 to $40.00	79,313	5.0	—	79,310	38.80	—
$40.01 to $50.00	57,058	5.4	—	57,058	40.34	—
> $50.00	275,789	6.3	—	251,474	59.06	—

	1,535,418		$—	738,459	$37.44	$—

EnteroMedics Inc.

Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation for Nonemployees

Stock-based compensation expenses related to stock options granted to nonemployees is recognized as the stock options are earned. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date, using the Black-Scholes option-pricing model, until the award vests or there is a substantial disincentive for the nonemployee not to perform the required services. The fair value for the years ended December 31, 2015, 2014 and 2013 was calculated using the following assumptions, defined below:

	Years Ended December 31,
	2015	2014	2013
Risk-free interest rates	0.02%–2.10%	0.08%–2.63%	0.26%–2.98%
Expected life	0.08 years–8.51 years	0.50 years–9.51 years	1.50 years–9.76 years
Expected dividends	0%	0%	0%
Expected volatility	37.36%–132.01%	56.54%–139.65%	80.00%–143.00%

Stock-based compensation expense charged to operations on options granted to nonemployees for the years ended December 31, 2015, 2014 and 2013 was $(34,712), $181,323 and $166,679, respectively.

Employee Stock-Based Awards

Compensation cost for employee stock-based awards is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. The weighted average estimated fair value of the employee stock options granted for the years ended December 31, 2015, 2014 and 2013 was $6.09, $21.23 and $18.32 per share, respectively.

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The estimated grant-date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Risk-free interest rates	1.49%–1.80%	1.73%–1.96%	0.94%–1.33%
Expected life	5.50 years–6.25 years	6.00 years–6.25 years	6.00 years–6.25 years
Expected dividends	0%	0%	0%
Expected volatility	83.36%–111.77%	118.64%–120.70%	148.00%–149.00%

Expected Life.    The expected life is based on the “simplified” method described in the SEC Staff Accounting Bulletin, Topic 14: Share-Based Payment.

Volatility.    The expected volatility was based on the Company’s historical volatility.

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

As of December 31, 2015 there was approximately $6.1 million of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards, which are expected to be recognized over a weighted-average period of 2.54 years.

There were no stock option exercises for the years ended December 31, 2015, 2014 and 2013.

(14)	Warrants

Stock warrant activity is as follows:

	Common Shares	Price(1)
Balance, December 31, 2012	1,414,244	$36.83
Granted(2)	367,175	17.10
Exercised	(1,353)	20.68
Cancelled	(76,883)	137.09

Balance, December 31, 2013	1,703,183	28.07
Granted	—	—
Exercised	(88,542)	25.32
Cancelled	(1,508)	728.40

Balance, December 31, 2014	1,613,133	27.56
Granted(2)	2,250,836	1.66
Exercised	—	—
Cancelled	(22,693)	32.85

Balance, December 31, 2015	3,841,276	$12.36

(1)	Represents weighted-average exercise price per share.
(2)	See Notes 9 and 11 for discussions relating to the issuance of warrants in 2015 and 2013.

At December 31, 2015 and 2014, the weighted-average remaining contractual life of outstanding warrants was 2.18 and 1.85 years, respectively. All of the warrants outstanding are currently exercisable at the option of the holder into the equivalent number of shares of common stock.

EnteroMedics Inc.

Notes to Consolidated Financial Statements (Continued)

(15)	Related Party Transactions

Public Offerings

As discussed in Note 11, on February 27, 2013, the Company closed a public offering, selling 918,000 shares of common stock, together with warrants to purchase approximately 367,175 shares of common stock at an aggregate price of $14.25 per share and corresponding warrant. The following principal stockholder purchased shares of common stock and warrants at a price of $14.25 per share and corresponding warrant. The shares purchased, together with the proceeds, before expenses, to the Company, are shown in the table below:

Beneficial Owner	Shares Purchased	Warrants Purchased	Proceeds, before expenses, to the Company
Anthony Jansz	10,000	4,000	$142,500

Anthony Jansz is a director of the Company.

Consulting Agreement—Anthony Jansz

The Company entered into a consulting agreement with Anthony Jansz, who is a member of the board of directors, for the period from June 1, 2011 through April 30, 2015. In exchange for consulting services provided, Mr. Jansz was entitled to receive consulting fees and options to purchase 16,663 shares of common stock at a weighted average exercise price of $29.78. Total stock-based compensation expense recorded was approximately $600, $40,000 and $125,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Due to a failure to meet certain performance conditions, 4,998 shares of the options granted to Mr. Jansz did not vest. In addition to the option grants, the Company paid Mr. Jansz approximately $75,000, $196,000 and $154,000 in fees and expenses for consulting services provided during the years ended December 31, 2015, 2014 and 2013, respectively.

Consulting Agreement—Jon Tremmel

Effective August 10, 2015, the Company entered into a one year consulting agreement with Jon Tremmel & Associates, LLC, which is wholly-owned by Jon Tremmel, a member of the board of directors. In exchange for consulting services provided, Mr. Tremmel was entitled to receive consulting fees and an option to purchase 16,666 shares of common stock at $3.45 per share. Total stock-based compensation expense recorded was approximately $13,000 for the year ended December 31, 2015. In addition to the option grant, the Company paid Mr. Tremmel approximately $50,000 in fees and expenses for consulting services provided during the year ended December 31, 2015.

Other

The Company entered into an agreement with an advisory firm to provide various consulting services. The advisory firm is partially owned by a company with whom a member of our board of directors is a partner. The Company recognized $253,000 in selling, general and administrative expense for the year ended December 31, 2014 for consulting services provided by the advisory firm.

(16)	Commitments and Contingencies

Operating Lease

The Company rents its office, warehouse and laboratory facilities under an operating lease, which was originally set to expire on September 30, 2015. On August 25, 2015, the Company entered into an amendment extending the term of the operating lease for three years until September 30, 2018, with monthly base rent

EnteroMedics Inc.

Notes to Consolidated Financial Statements (Continued)

ranging from $18,925 to $20,345. Total rent expense recognized for the year ended December 31, 2015 was $262,059 and for each of the years ended December 31, 2014 and 2013 it was $270,872. Facility related expenses are included as general and administrative costs on the consolidated statements of operations.

The following is a schedule of total future minimum lease payments due as of December 31, 2015:

Years ending December 31:
2016	$229,233
2017	237,749
2018	183,103

$650,085

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

Mayo Foundation for Medical Education and Research

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

EnteroMedics Inc.

Notes to Consolidated Financial Statements (Continued)

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

(17)	Retirement Plan

The Company has a 401(k) profit-sharing plan that provides retirement benefits to employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company’s matching is at the discretion of the Company’s board of directors. For the years ended December 31, 2015, 2014 and 2013, the Company did not provide any matching of employees’ contributions.

(18)	Quarterly Data (unaudited)

The following table represents certain unaudited quarterly information for each of the eight quarters in the period ended December 31, 2015. In management’s opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all the adjustments necessary to fairly state the unaudited quarterly results of operations (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015:
Net loss	$(7,174)	$(7,404)	$(4,151)	$(6,770)
Basic and diluted net loss per share	$(1.48)	$(1.49)	$(0.60)	$(0.95)
2014:
Net loss	$(6,732)	$(7,501)	$(5,714)	$(6,181)
Basic and diluted net loss per share	$(1.54)	$(1.66)	$(1.24)	$(1.34)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the design and operating effectiveness of our internal control over financial reporting as of December 31, 2015 utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based upon the evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

None.

PART III.

Certain information required by Part III is omitted from this report, and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A (the Proxy Statement) in connection with our 2016 Annual Meeting of Stockholders.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plans

The following table sets forth information as of December 31, 2015 with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Second Column)
Equity compensation plans approved by security holders	1,018,752	(1)	$32.83	296,579	(2)
Equity compensation plans not approved by security holders	516,666	(3)	3.75	—

Total	1,535,418		$23.04	296,579

(1)	Consists of options awarded under the Amended and Restated 2003 Stock Incentive Plan.
(2)	Represents the maximum number of shares of common stock available to be awarded as of December 31, 2015.
(3)	Consists of the inducement grant awarded in 2015 to Dan W. Gladney in connection with his hiring.

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

(a) Financial Statements and Schedules:    Consolidated Financial Statements for the three years ended December 31, 2015 are included in Part II, Item 8 of this Annual Report on Form 10-K. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b) Exhibits:    The list of exhibits on the Exhibit Index on page 97 of this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTEROMEDICS INC.

By:	/S/ DAN W. GLADNEY
Dan W. Gladney
President and Chief Executive Officer

Dated: March 28, 2016

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dan W. Gladney and Greg S. Lea, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAN W. GLADNEY Dan W. Gladney	President, Chief Executive Officer and Director (principal executive officer)	March 28, 2016

/S/ GREG S. LEA Greg S. Lea	Chief Financial Officer and Chief Compliance Officer (principal financial and accounting officer)	March 28, 2016

/S/ MARK B. KNUDSON, PH.D. Mark B. Knudson, Ph.D.	Chairman of the Board	March 28, 2016

/S/ CATHERINE FRIEDMAN Catherine Friedman	Director	March 28, 2016

/S/ CARL GOLDFISCHER, M.D. Carl Goldfischer, M.D.	Director	March 28, 2016

/S/ BOBBY I. GRIFFIN Bobby I. Griffin	Director	March 28, 2016

Signature	Title	Date

/S/ ANTHONY P. JANSZ Anthony P. Jansz	Director	March 28, 2016

/S/ LORI MCDOUGAL Lori McDougal	Director	March 28, 2016

/S/ NICHOLAS L. TETI, JR. Nicholas L. Teti, Jr.	Director	March 28, 2016

/S/ JON T. TREMMEL Jon T. Tremmel	Director	March 28, 2016

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed on May 9, 2014 (File No. 333-195855)).

3.2	Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 8, 2016 (File No. 1-33818)).

3.3	Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 8, 2016 (File No. 1-33818)).

3.4	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

10.1	Form of Warrant to purchase stock under Loan and Security Agreement, dated November 18, 2008, between the Company and Silicon Valley Bank, Compass Horizon Funding Company LLC, and Venture Lending & Leasing V, Inc. (Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 12, 2009 (File No. 1-33818)).

10.2	Loan and Security Agreement, dated April 16, 2012, between the Company and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q/A filed on August 3, 2012 (File No. 1-33818)).

10.3	Form of Warrant to purchase stock under Loan and Security Agreement, dated April 16, 2012, between the Company and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2012 (File No. 1-33818)).

10.4	First Amendment to Loan and Security Agreement, dated as of May 9, 2013, by and between Silicon Valley Bank and the Company. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2013 (File No. 1-33818)).

10.5	Securities Purchase Agreement, dated as of October 2, 2009. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2009 (File No. 1-33818)).

10.6	Securities Purchase Agreement, dated as of January 14, 2010. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2010 (File No. 1-33818)).

10.7	Securities Purchase Agreement, dated as of September 29, 2010. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2010 (File No. 1-33818)).

10.8	Form of Up Front Warrant, dated September 29, 2010, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2010 (File No. 1-33818)).

10.9	Form of Conversion Warrant. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 5, 2010 (File No. 1-33818)).

10.10	Form of Common Stock Warrant, dated as of December 14, 2010, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on December 6, 2010 (File No. 333-170503)).

Exhibit Number	Description of Document

10.11	Form of Underwriter Warrant, dated as of December 14, 2010, by and between the Company and Craig-Hallum Capital Group LLC. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2010 (File No. 1-33818)).

10.12	Securities Purchase Agreement, dated as of September 23, 2011, by and between Craig-Hallum Capital Group LLC and the Company. (Incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 23, 2011 (File No. 1-33818)).

10.13	Form of Common Stock Warrant, dated as of September 23, 2011, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 23, 2011 (File No. 1-33818)).

10.14	Securities Purchase Agreement, dated as of February 22, 2013, by and between Craig-Hallum Capital Group LLC and the Company. (Incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 22, 2013 (File No. 1-33818)).

10.15	Form of Common Stock Warrant, dated as of February 22, 2013, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 22, 2013 (File No. 1-33818)).

10.16	Sales Agreement, dated as of June 13, 2014, by and between Cowen and Company, LLC and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2014 (File No. 1-33818)).

10.17	Amendment No. 1 to the Sales Agreement, dated as of August 25, 2015, by and between Cowen and Company, LLC and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2015 (File No. 1-33818)).

10.18	Underwriting Agreement, dated as of July 7, 2015, by and between Canaccord Genuity Inc. and the Company. (Incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 7, 2015 (File No. 1-33818)).

10.19	Form of Series A Warrant, dated as of July 8, 2015, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2015 (File No. 1-33818)).

10.20	Form of Series C Warrant, dated as of July 8, 2015, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 7, 2015 (File No. 1-33818)).

10.21	Form of Securities Purchase Agreement. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2015 (File No. 1-33818)).

10.22	Form of Senior Convertible Note. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 5, 2015 (File No. 1-33818)).

10.23	Form of Warrant. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 5, 2015 (File No. 1-33818)).

10.24†	Amended and Restated 2003 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on June 10, 2014 (File No. 333-196646)).

10.25†	Standard form of Incentive Stock Option Agreement pursuant to the Amended and Restated 2003 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

Exhibit Number	Description of Document

10.26†	Standard form of Non-Incentive Stock Option Agreement pursuant to the Amended and Restated 2003 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.27†	Form of Non-Incentive Stock Option Agreement for the new options granted October 29, 2010 pursuant to the option exchange program. (Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2010 (File No. 1-33818)).

10.28†	Form of 2012 Senior Management Non-Incentive Stock Option Agreement pursuant to the Amended and Restated 2003 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2012 (File No. 1-33818)).

10.29†	Standard form of Restricted Stock Agreement. (Incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.30†	Form of Indemnification Agreement entered into by and between the Company and each of its executive officers and directors. (Incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

10.31†	Form of Tandem Stock Purchase Right and Bonus Share Agreement. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2015 (File No. 1-33818)).

10.32†	Inducement Option Plan. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 22, 2016 (File No. 1-33818)).

10.33†*	Form of Non-Incentive Stock Option Agreement pursuant to the Inducement Option Plan.

10.34†	Consulting Agreement, effective June 1, 2011, by and between Anthony Jansz and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2011 (File No. 1-33818)).

10.35†	Amendment to Consulting Agreement, effective October 1, 2012, by and between Anthony Jansz and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2013 (File No. 1-33818)).

10.36†	Amendment No. 2 to Consulting Agreement, effective September 1, 2014, by and between Anthony Jansz and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2014 (File No. 1-33818)).

10.37†	Consulting Agreement, dated as of August 21, 2015, by and between Jon Tremmel & Associates, LLC and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2015 (File No. 1-33818)).

10.38†	Amended and Restated Executive Employment Agreement, dated May 4, 2009, by and between the Company and Mark B. Knudson. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2009 (File No. 1-33818)).

10.39†	Executive Employment Agreement, dated May 21, 2007, by and between the Company and Greg S. Lea. (Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.40†	Amendment No. 1 to Executive Employment Agreement, dated May 21, 2007, by and between the Company and Greg S. Lea. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2010 (File No. 1-33818)).

Exhibit Number	Description of Document

10.41†	Amendment No. 2 to Executive Employment Agreement, dated May 21, 2007, by and between the Company and Greg S. Lea, dated January 27, 2016. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2016 (File No. 1-33818)).

10.42†	Executive Employment Agreement, dated February 9, 2007, by and between the Company and Adrianus Donders. (Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

10.43†	Executive Employment Agreement, dated August 5, 2008, by and between the Company and Katherine S. Tweden. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2009 (File No. 1-33818)).

10.44†	Executive Employment Agreement, by and between the Company and Brad Hancock, dated November 17, 2014. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 12, 2015 (File No. 1-33818)).

10.45†*	Separation Agreement, by and between the Company and Brad Hancock, dated February 24, 2016.

10.46†	Executive Employment Agreement, dated October 28, 2015, by and between the Company and Dan W. Gladney. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2015 (File No. 1-33818)).

10.47†*	Form of Non-Incentive Stock Option Agreement for non-plan executive inducement option grants.

10.48†	Executive Employment Agreement, dated January 19, 2016, by and between the Company and Naqeeb “Nick” Ansari. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2016 (File No. 1-33818)).

10.49†	Executive Employment Agreement, dated January 18, 2016, by and between the Company and Peter DeLange. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2016 (File No. 1-33818)).

10.50†	Executive Employment Agreement, dated January 22, 2016, by and between the Company and Paul Hickey. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 22, 2016 (File No. 1-33818)).

10.51†	Management Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2008 (File No. 1-33818)).

10.52†	Amendments to the Management Incentive Plan described in Item 5.02(e). (Incorporated herein by reference to Item 5.02(e) of the Company’s Current Report on Form 8-K filed on March 13, 2015 (File No. 1-33818)).

10.53†	Amendments to the Management Incentive Plan described in Item 5.02(e). (Incorporated herein by reference to Item 5.02(e) of the Company’s Current Report on Form 8-K filed on September 15, 2015 (File No. 1-33818)).

10.54	Licensing Agreement, by and between Mayo Foundation for Medical Education and Research and the Company, dated February 3, 2005. (Incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on August 14, 2007 (File No. 333-143265)).

10.55	Amendment No. 1, effective as of February 3, 2010, to License Agreement between Mayo Foundation for Medical Education and Research and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2010 (File No. 1-33818)).

10.56	Amendment No. 2, effective as of January 4, 2011, to License Agreement between Mayo Foundation for Medical Education and Research and the Company. (Incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 7, 2011 (File No. 1-33818)).

Exhibit Number	Description of Document

10.57	Amendment No. 3, effective as of February 3, 2012, to License Agreement between Mayo Foundation for Medical Education and Research and the Company. (Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2012 (File No. 1-33818)).

10.58	Amendment No. 4, effective as of February 3, 2013, to License Agreement between Mayo Foundation for Medical Education and Research and the Company. (Incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on March 27, 2014 (File No. 1-33818)).

10.59	Amendment No. 5, effective as of February 3, 2014, to License Agreement between Mayo Foundation for Medical Education and Research and the Company. (Incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed on March 27, 2014 (File No. 1-33818)).

10.60	Lease Agreement, effective October 1, 2008, by and between the Company and Roseville Properties Management Company. (Incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 12, 2009 (File No. 1-33818)).

10.61	First Amendment to Lease Agreement, entered into August 25, 2015, by and between the Company and Roseville Properties Management Company. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 1, 2015 (File No. 1-33818)).

10.62	Distribution Agreement, dated as of March 28, 2011, by and between Device Technologies Australia Pty Limited and the Company. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2011 (File No. 1-33818)).

10.63	Amendment No. 1, effective as of July 10, 2012, to Distribution Agreement by and between Device Technologies Australia Pty Limited and the Company. (Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2012 (File No. 1-33818)).

10.64	Distribution Agreement, dated as of February 21, 2012, by and between Bader Sultan & Brothers Co. W.L.L. and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2012 (File No. 1-33818)).

14.1	Code of Conduct and Ethics of the Company. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on signature page to this Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2015, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
†	Indicates management contract or compensation plan or agreement.