Form 10-Q
period 2016-03-31
EnteroMedics Inc
filed 2016-05-10
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, 9,254,451 shares of the registrant’s Common Stock were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENTEROMEDICS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$11,153,525	$7,927,240
Accounts receivable	55,000	57,928
Inventory	1,868,206	1,686,324
Prepaid expenses and other current assets	873,531	831,495

Total current assets	13,950,262	10,502,987
Property and equipment, net	298,447	326,296
Other assets	606,291	757,802

Total assets	$14,855,000	$11,587,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of convertible notes payable	$5,639,752	$717,391
Accounts payable	261,447	172,050
Accrued expenses	3,483,280	3,595,415
Accrued interest payable	—	1,172

Total current liabilities	9,384,479	4,486,028
Convertible notes payable, less current portion (net of discounts of $533,110 and $149,340 at March 31, 2016 and December 31, 2015, respectively)	5,116,248	549,791
Common stock warrant liability	1,613,560	2,877,817

Total liabilities	16,114,287	7,913,636

Commitments and contingencies (note 5)
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 and 13,333,333 shares authorized at March 31, 2016 and December 31, 2015, respectively; 8,499,651 and 7,163,820 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	84,997	71,638
Additional paid-in capital	283,645,016	281,182,349
Accumulated deficit	(284,989,300)	(277,580,538)

Total stockholders’ (deficit) equity	(1,259,287)	3,673,449

Total liabilities and stockholders’ equity	$14,855,000	$11,587,085

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2016	2015
Sales	$72,000	$—
Cost of goods sold	40,135	—

Gross profit	31,865	—

Operating expenses:
Selling, general and administrative	6,141,177	4,727,519
Research and development	1,432,381	2,236,606

Total operating expenses	7,573,558	6,964,125

Operating loss	(7,541,693)	(6,964,125)

Other income (expense):
Interest income	1,691	867
Interest expense	(1,149,294)	(214,546)
Change in value of convertible notes payable	(499,568)	—
Change in value of warrant liability	1,779,414	—
Other, net	688	3,781

Net loss	$(7,408,762)	$(7,174,023)

Net loss per share – basic and diluted	$(0.94)	$(1.48)

Shares used to compute basic and diluted net loss per share	7,840,992	4,849,061

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2016	2015
Net loss	$(7,408,762)	$(7,174,023)

Comprehensive loss	$(7,408,762)	$(7,174,023)

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,408,762)	$(7,174,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,393	48,651
Stock-based compensation	1,092,488	1,372,076
Amortization of commitment fees, debt issuance costs and original issue discount	815,421	165,291
Change in value of convertible notes payable	499,568	—
Change in value of warrant liability	(1,779,414)	—
Change in operating assets and liabilities:
Accounts receivable	2,928	1,334
Inventory	(181,882)	(145,778)
Prepaid expenses and other current assets	(42,036)	(41,313)
Other assets	(87,520)	(138,417)
Accounts payable	89,397	(347,163)
Accrued expenses	(112,135)	642,993
Accrued interest payable	174,148	(4,302)

Net cash used in operating activities	(6,898,406)	(5,620,651)

Cash flows from investing activities:
Purchases of property and equipment	(11,544)	(18,656)

Net cash used in investing activities	(11,544)	(18,656)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants for purchase of common stock	—	6,651,931
Common stock financing costs	(14,000)	(199,557)
Proceeds from convertible notes payable	11,000,000	—
Repayments on convertible notes payable	(404,762)	—
Repayments on notes payable	—	(1,000,000)
Debt issuance costs	(445,003)	—

Net cash provided by financing activities	10,136,235	5,452,374

Net increase (decrease) in cash and cash equivalents	3,226,285	(186,933)
Cash and cash equivalents:
Beginning of period	7,927,240	11,619,167

End of period	$11,153,525	$11,432,234

Supplemental disclosure:
Cash paid for interest	$163,152	$53,556
Noncash investing and financing activities:
Conversion of convertible notes and interest payable	$1,397,538	$—

See accompanying notes to condensed consolidated financial statements.

EnteroMedics Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Summary of Significant Accounting Policies

Description of Business

EnteroMedics Inc. (the Company) develops and sells implantable systems to treat obesity, metabolic diseases and other gastrointestinal disorders. The Company was incorporated in the state of Minnesota on December 19, 2002 and was reincorporated in Delaware on July 22, 2004. The Company is headquartered in St. Paul, Minnesota. In January 2006, the Company established EnteroMedics Europe Sárl, a wholly-owned subsidiary located in Switzerland.

The Company’s board of directors and stockholders approved a 1-for-15 reverse split (the Reverse Stock Split) of the Company’s outstanding common stock that became effective after trading on January 6, 2016. The Reverse Stock Split did not change the par value of the Company’s stock or the number of preferred shares authorized by the Company’s Fifth Amended and Restated Certificate of Incorporation. An amendment to the Certificate of Incorporation was also approved in connection with the Reverse Stock Split to increase the number of shares of the Company’s common stock authorized for issuance to 150 million shares, effective immediately after the Reverse Stock Split on January 6, 2016. All share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

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

The Company’s products require approval from the U.S. Food and Drug Administration (FDA) or corresponding foreign regulatory agencies prior to commercial sales. The Company received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the Maestro Rechargeable System, and has begun a controlled commercial launch at select centers in the United States. The Maestro Rechargeable System has also received CE Mark and is listed on the Australian Register of Therapeutic Goods (ARTG).

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

The accompanying condensed consolidated financial statements and notes thereto are unaudited. In the opinion of the Company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair presentation. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet as of December 31, 2015 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. The Company’s common stock warrants are required to be reported at fair value and the Company has elected to report its senior amortizing convertible notes at fair value. The fair values of common stock warrants and investments in debt and equity securities, if any, are disclosed in Note 3. The fair value of the Company’s senior amortizing convertible notes is disclosed in Notes 3 and 7.

Common Stock Warrant Liability

Common stock warrants that were issued in connection with the July 8, 2015 public offering and the November 9, 2015 and January 11, 2016 senior amortizing convertible notes are classified as a liability in the condensed consolidated balance sheets, as the common stock warrants issued provide for certain anti-dilution protections in the event shares of common stock or securities convertible into shares of common stock are issued below the then-existing exercise price. The fair value of these common stock warrants is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value being recognized as a component of other income (expense) in the condensed consolidated statements of operations.

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

Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses included in other comprehensive income within stockholders’ equity in the condensed consolidated balance sheets. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other income. Interest and dividends on securities classified as available for sale are included in interest income. The cost of securities sold is based on the specific identification method.

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

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful lives of five to seven years for furniture and equipment and three to five years for computer hardware and software. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or the term of the lease. Upon retirement or sale, the cost and related accumulated depreciation or amortization are removed from the condensed consolidated balance sheets and the resulting gain or loss is reflected in the condensed consolidated statements of operations. Repairs and maintenance are expensed as incurred.

EnteroMedics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. There was no difference from reported net loss for the three months ended March 31, 2016 and 2015.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, title or risk of loss has passed, the selling price is fixed or determinable and collection is reasonably assured. Products are sold through direct sales or medical device distributors and revenue is recognized upon sale to a bariatric center of excellence or a medical device distributor when no right of return or price protection exists. Terms of sales to international distributors are generally EXW, reflecting that goods are shipped “ex works,” in which risk of loss is assumed by the distributor at the shipping point. A provision for returns is recorded only if product sales provide for a right of return. No provision for returns was recorded for the three months ended March 31, 2016 and 2015, as the product sales recorded did not provide for rights of return.

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

EnteroMedics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Numerator:
Net loss	$(7,408,762)	$(7,174,023)

Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	7,840,992	4,849,061

Net loss per share—basic and diluted	$(0.94)	$(1.48)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,
	2016	2015
Stock options outstanding	1,953,859	948,675
Warrants to purchase common stock	4,476,839	1,613,133

Recently Issued or Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (Accounting Standards Update No. 2016-09 (ASU 2016-09)). ASU 2016-09 modifies several aspects of the accounting for share-based payment awards, including income tax consequences, and classification on the statement of cash flows. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements.

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

There have been no other significant changes in recent accounting pronouncements during the three months ended March 31, 2016 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

(2) Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has financed its operations to date principally through the sale of equity securities, debt financing and interest earned on investments. As of March 31, 2016, the Company had $11.2 million of cash and cash equivalents to fund its anticipated operations through 2016. On November 4, 2015, the Company entered into a securities purchase agreement (the Purchase Agreement) with institutional investors to issue $25.0 million of senior amortizing convertible notes (the Notes) along with the accompanying warrants. $1.5 million of the Notes was funded at the first closing on November 9, 2015. An additional $11.0 million of the Notes was funded at the second closing on January 11, 2016. Pursuant to an amendment to the Purchase Agreement (the Amendment) entered into on May 2, 2016, the remaining $12.5 million will be funded at two separate closings, with $6.25 million of

EnteroMedics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

the Notes funded on May 2, 2016 and the remaining $6.25 million to be funded at a later date. Additionally, the Company has agreed that it will not, for a period of one year after the first closing, issue any further securities, other than certain excluded securities. The Company’s anticipated operations include plans that consider the controlled commercial launch of vBloc Therapy, delivered via the Maestro Rechargeable System, which was approved by the FDA on January 14, 2015. The Company believes that it has the flexibility to manage the growth of its expenditures and operations.

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

The Company did not hold any short-term investments classified as available for sale or held to maturity as of March 31, 2016 and December 31, 2015.

The fair value of the Company’s common stock warrant liability is calculated using a Black-Scholes valuation model and is classified as Level 2 in the fair value hierarchy. The common stock warrants issued July 8, 2015 had a fair value of $1,198,689 and $2,759,583 on March 31, 2016 and December 31, 2015, respectively. The common stock warrants issued November 9, 2015 had a fair value of $75,670 and $118,234 on March 31, 2016 and December 31, 2015, respectively. The common stock warrants issued January 11, 2016 had a fair value of $339,201 and $515,157 on March 31, 2016 and January 11, 2016, respectively. The fair value was calculated using the following assumptions:

	July 2015 Warrants		November 2015 Warrants		January 2016 Warrants
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	January 11, 2016
Risk-free interest rates	0.87%	1.31%	1.21%	1.76%	1.21%	1.58%
Expected life	33 months	36 months	55 months	58 months	57 months	60 months
Expected dividends	0%	0%	0%	0%	0%	0%
Expected volatility	91.15%	97.94%	91.42%	86.27%	90.04%	85.90%

EnteroMedics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes fair value measurements of the senior amortizing convertible notes and the common stock warrants issued in 2015 and during the three months ended March 31, 2016 by level at March 31, 2016:

	Level 1	Level 2	Level 3	Total
Senior amortizing convertible notes	$—	$—	$10,756,000	$10,756,000
Common stock warrants	—	1,613,560	—	1,613,560

Total	$—	$1,613,560	$10,756,000	$12,369,560

As of March 31, 2016, the Company converted $1,507,042 of senior amortizing convertible notes principal and interest into shares of common stock. There was a $499,568 loss resulting from the senior amortizing convertible notes recognized in the condensed consolidated statements of operations for the three months ended March 31, 2016.

(4) Inventory

From the Company’s inception, inventory related purchases had been used for research and development related activities and had accordingly been expensed as incurred. In December 2011, the Company began receiving ARTG listings for components of the Maestro Rechargeable System from the Australian Therapeutic Goods Administration, with the final components being listed on the ARTG in January 2012. As a result, the Company determined certain assets were recoverable as inventory beginning in December 2011. The Company accounts for inventory at the lower of cost or market and records any long-term inventory as other assets in the condensed consolidated balance sheets. There was approximately $606,000 and $519,000 of long-term inventory, primarily consisting of raw materials, as of March 31, 2016 and December 31, 2015, respectively.

Current inventory consists of the following as of:

	March 31, 2016	December 31, 2015
Raw materials	$527,471	$576,898
Work-in-process	1,296,525	1,066,345
Finished goods	44,210	43,081

Inventory	$1,868,206	$1,686,324

(5) Commitments and Contingencies

Operating Lease

The Company rents its office, warehouse and laboratory facilities under an operating lease, which was originally set to expire on September 30, 2015. On August 25, 2015, the Company entered into an amendment extending the term of the operating lease for three years until September 30, 2018, with monthly base rent ranging from $18,925 to $20,345. Total rent expense recognized for each of the three month periods ended March 31, 2016 and 2015 was $58,905 and $67,718, respectively. At March 31, 2016, future minimum payments under the lease are as follows:

Year ending December 31:
Remaining nine months in 2016	$172,457
2017	237,749
2018	183,103

$593,309

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

(6) Notes Payable

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

Pursuant to the Loan Agreement, a term loan was funded in the aggregate principal amount of $10.0 million on April 23, 2012, a portion of which was used to repay in full outstanding debt of approximately $4.7 million. The term loan required interest only payments monthly through March 31, 2013 followed by 30 equal payments of principal in the amount of $333,333 plus accrued interest beginning on April 1, 2013 and ending on September 1, 2015, payable monthly. Amounts borrowed under the Loan Agreement bore interest at a fixed annual rate equal to 8.0%. The Company entered into a First Amendment (the First Amendment) to the Loan Agreement on May 9, 2013 pursuant to which the Company and SVB agreed to new financial covenants.

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

(7) Senior Amortizing Convertible Notes

On November 4, 2015, the Company entered into the Purchase Agreement to issue and sell to four institutional investors 7% senior amortizing convertible notes due 2017 that are convertible into shares of the Company’s common stock at a price equal to $4.35 per share with an aggregate principal amount of $25.0 million. Each Note was sold with a warrant to purchase a share of common stock (the

EnteroMedics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Warrants) with an exercise price of $4.65 per share. The Company issued and sold Notes and Warrants for aggregate total proceeds of $12.5 million in two separate closings through March 31, 2016 and pursuant to the Amendment, issued and sold Notes and Warrants for aggregate total proceeds of $6.25 million in the third closing, which occurred on May 2, 2016. The Company will issue and sell Notes and Warrants for aggregate total proceeds of $6.25 million in the fourth and final closing.

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

The first of the four closings (the First Closing) occurred on November 9, 2015. At the First Closing, the Company issued and sold Notes with an aggregate principal amount of $1.5 million, along with Warrants exercisable for 117,520 shares. The fair value of the Warrants issued on November 9, 2015 was determined to be $169,000 using a Black-Scholes valuation model and the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 84.85%; (3) weighted average risk –free interest rate of 1.75%; and (4) expected life of 5.0 years.

The second of the four closings (the Second Closing) occurred on January 11, 2016 after the Company received approval of the offering by the Company’s stockholders and the satisfaction of certain customary closing conditions. At the Second Closing, the Company issued and sold Notes with an aggregate principal amount of $11.0 million, along with Warrants exercisable for 861,842 shares. The fair value of the Warrants issued on January 11, 2016 was determined to be $515,000 using a Black-Scholes valuation model and the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 85.90%; (3) weighted average risk –free interest rate of 1.58%; and (4) expected life of 5.0 years.

The third of the four closings (the Third Closing) occurred on May 2, 2016 after the Company entered into the Amendment. At the Third Closing, the Company issued and sold Notes with an aggregate principal amount of $6.25 million, along with Warrants exercisable for 489,684 shares.

At the final of the four closings (the Fourth Closing) the Company will issue and sell Notes with an aggregate principal amount of $6.25 million, along with Warrants exercisable for 489,682 shares.

On March 31, 2016 and December 31, 2015, the fair value of the outstanding Notes from the First Closing was determined to be $1.2 million and $1.3 million, respectively. On March 31, 2016 and January 11, 2016, the fair value of the outstanding Notes from the Second Closing was determined to be $9.5 million and $9.9 million, respectively. The fair values were calculated using a Binomial Lattice model and the following assumptions:

	November 2015 Notes		January 2016 Notes
	March 31, 2016	December 31, 2015	March 31, 2016	January 11, 2016
Risk-free interest rates	0.68%	1.11%	0.68%	1.01%
Expected life	1.61 years	1.86 years	1.61 years	1.83 years
Expected dividends	0%	0%	0%	0%
Expected volatility	65.0%	57.5%	65.0%	60.0%
Fair value per share of common stock	$0.97	$1.95	$0.97	$1.33

EnteroMedics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes the installment amounts and additional conversions by the holders of the Notes issued at the First Closing through March 31, 2016:

	Principal	Interest	Total	Common Shares
Installment amount at December 31, 2015	$65,217	$23,651	$88,868	56,967
Holder conversions during the quarter ended December 31, 2015	18,261	2,375	20,636	13,228

Balance December 31, 2015	83,478	26,026	109,504	70,195
Installment amount at February 29, 2016	65,217	23,681	88,898	91,953
Installment amount at March 31, 2016	65,217	14,827	80,044	88,960
Holder conversions during the quarter ended March 31, 2016	104,784	12,762	117,546	106,684

Balance, March 31, 2016	$318,696	$77,296	$395,992	357,792

The following table summarizes the installment amounts and additional conversions by the holders of the Notes issued at the Second Closing through March 31, 2016:

	Principal	Interest	Total	Common Shares
Installment amount at March 2, 2016	$404,762	$149,300	$554,062	*
Holder conversions during the quarter ended March 31, 2016	987,000	124,050	1,111,050	1,048,167

Balance, March 31, 2016	$1,391,762	$273,350	$1,665,112	1,048,167

*	Cash payments

Description of the Warrants

Each Warrant is exercisable immediately and for a period of 60 months from the date of the issuance of the Warrant. The Warrants entitle the holders of the Warrants to purchase, in aggregate, 1,958,728 shares of the Company’s common stock upon the completion of the Fourth Closing, subject to certain adjustments. The Warrants are initially exercisable at an exercise price equal to $4.65, subject to adjustment on the eighteen month anniversary of issuance, and certain other adjustments. The exercise price and number of shares of common stock issuable on the exercise of the Warrants is subject to adjustment upon the issuance of any shares of common stock or securities convertible into shares of common stock below the then-existing exercise price, with certain exceptions, and in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The holder of each Warrant does not have the right to exercise any portion of such Warrant if the holder, together with its affiliates, beneficially owns in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants. However, any holder may increase or decrease such percentage to any other percentage, but in no event above 9.99%, provided that any increase of such percentage will not be effective until 61 days after providing notice to the Company.

The exercise price of the Warrants issued November 9, 2015 was reduced to $1.09 per share on January 29, 2016, the 16th trading day following the Reverse Stock Split, per the terms of the Warrants. The exercise price of the Warrants issued January 11, 2016 and May 2, 2016 remains $4.65 per share per the terms of the Warrants. All of the Warrants issued with the Notes remain subject to adjustment on the eighteen month anniversary of issuance.

(8) Stock-based Compensation

The fair value method of accounting for share-based payments is applied to all share-based payment awards issued to employees and where appropriate, nonemployees, unless another source of literature applies. When determining the measurement date of a

EnteroMedics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

nonemployee’s share-based payment award, the Company measures the stock options at fair value and remeasures such stock options to the current fair value until the performance date has been reached.

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Company’s Amended and Restated 2003 Stock Incentive Plan (the Plan) and inducement grants for the three months ended March 31, 2016 and 2015 was allocated to operating expenses and employees and nonemployees as follows:

	Three months ended March 31,
	2016	2015
Selling, general and administrative	$839,777	$1,036,446
Research and development	252,711	335,630

Total	$1,092,488	$1,372,076

	Three months ended March 31,
	2016	2015
Employees	$1,090,192	$1,387,924
Nonemployees	2,296	(15,848)

Total	$1,092,488	$1,372,076

As of March 31, 2016 there was approximately $5.1 million of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards, which are expected to be recognized over a weighted-average period of 2.57 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three months ended March 31, 2016 and 2015:

	Employees
	Three months ended March 31,
	2016	2015
Risk-free interest rates	1.16%-1.64%	1.65%-1.80%
Expected life	5.00-6.25 years	6.25 years
Expected dividends	0%	0%
Expected volatility	88.43%-92.24%	110.32%-111.77%

	Nonemployees
	Three months ended March 31,
	2016	2015
Risk-free interest rates	1.11%	0.03%-1.77%
Expected life	4.39 years	0.25-8.51 years
Expected dividends	0%	0%
Expected volatility	92.41%	37.36%-131.49%

Option activity under the Plan for the three months ended March 31, 2016 was as follows:

EnteroMedics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2015	296,579	1,018,752	$32.83
Shares reserved	—	—	—
Options granted	(53,333)	53,333	1.07
Options exercised	—	—	—
Options cancelled	14,893	(14,893)	5.10

Balance, March 31, 2016	258,139	1,057,192	$31.62

In addition to the stock options granted pursuant to the Plan, the Company has also granted inducement stock options in connection with the appointments of Mr. Gladney to the position of President and Chief Executive Officer on October 28, 2015, Mr. Ansari to the position of Senior Vice President (SVP) of Sales on January 6, 2016, Mr. Delange to the position of SVP of Operations and Business Development on January 18, 2016 and Mr. Hickey to the position of SVP of Marketing and Reimbursement on January 18, 2016. Mr. Gladney was granted an option to purchase 516,666 shares of the Company’s common stock as an inducement grant, with an exercise price of $3.75 per share, the closing price of the Company’s common stock on October 28, 2015. Mr. Delange was granted an option to purchase 166,667 shares of the Company’s common stock as an inducement grant, with an exercise price of $1.38 per share, the closing price of the Company’s common stock on January 18, 2016. Mr. Ansari was granted an option to purchase 106,667 shares of the Company’s common stock as an inducement grant, with an exercise price of $1.31 per share, the closing price of the Company’s common stock on January 19, 2016. Mr. Hickey was granted an option to purchase 106,667 shares of the Company’s common stock as an inducement grant, with an exercise price of $1.32 per share, the closing price of the Company’s common stock on January 22, 2016. Each of the inducement grants will vest as follows: 25% of the shares will vest as of one year from the date of the officer’s employment agreement, and the remaining 75% of the shares will then vest in equal 2.0833% installments each month thereafter for 36 months.

(9) Stock Sales

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

The exercise price of the Series A Warrants issued July 8, 2015 was reduced to $2.40 per share on November 9, 2015 as a result of the issuance of the Notes and was further reduced to $1.50 per share on December 31, 2015, $0.97 per share on January 29, 2016 and $0.88 on March 30, 2016 after installment payments on the Notes were made.

Sales Agreement—June 2014

On June 13, 2014, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of the Company’s common stock having aggregate gross sales proceeds of up to $25.0 million, from time to time, through an ATM under which Cowen will act as the Company’s sales agent (the Cowen ATM). The Company will determine, at its sole discretion, the timing and number of shares to be sold under the Cowen ATM. The Company will pay Cowen a commission for its services in acting as

EnteroMedics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

agent in the sale of common stock equal to 3.0% of the gross sales price per share of all shares sold through it as agent under the sales agreement. As of March 31, 2016, the Company had sold 367,903 shares under the Cowen ATM at a weighted-average selling price of $20.60 per share for gross proceeds of $7.6 million before deducting offering expenses. There have been no shares sold under the Cowen ATM subsequent to March 31, 2016 through May 10, 2016. The Company is restricted from issuing shares under the Cowen ATM until November 9, 2016 per the terms of the Notes (see Notes 2 and 7).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

We are a medical device company with approvals to commercially launch our product, the Maestro Rechargeable System, in the United States, Australia, the European Economic Area and other countries that recognize the European CE Mark. We are focused on the design and development of devices that use neuroblocking technology to treat obesity, metabolic diseases and other gastrointestinal disorders. Our proprietary neuroblocking technology, which we refer to as vBloc Therapy, is designed to intermittently block the vagus nerve using high frequency, low energy, electrical impulses. We have a limited operating history and only recently received U.S. Food and Drug Administration (FDA) approval to sell our product in the United States. In addition, we have regulatory approval to sell our product in Australia, the European Economic Area and other countries that recognize the European CE Mark and do not have any other source of revenue. We were incorporated in Minnesota on December 19, 2002 and later reincorporated in Delaware on July 22, 2004. We have devoted substantially all of our resources to the development and commercialization of the Maestro Rechargeable System.

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

We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the Maestro Rechargeable System, for the treatment of adult patients with obesity who have a Body Mass Index (BMI) of at least 40 to 45 kg/m2, or a BMI of at least 35 to 39.9 kg/m2 with a related health condition such as high blood pressure or high cholesterol levels, and who have tried to lose weight in a supervised weight management program and failed within the past five years. We have begun a controlled commercial launch at select centers in the United States and had our first commercial sales in 2015. During 2015, we began a controlled expansion of our commercial operations and started the process of building a sales force. In January 2016, we hired three new executives to oversee this expansion. The direct sales force is supported by field technical managers who provide training, technical and other support services to our customers. Throughout 2015, our sales force called directly on key opinion leaders and bariatric surgeons at commercially-driven centers that met our certification criteria, which led to the training and certification of over 50 centers and 75 surgeons in implanting and administering vBloc Therapy. We have continued these efforts in the first three months of 2016 and plan to build on these efforts during the remainder of 2016 through geography and self-pay patient focused direct-to-patient marketing, key opinion leader and center specific partnering, and a multi-faceted reimbursement strategy. To date, we have relied on, and anticipate that we will continue to rely on, third-party manufacturers and suppliers for the production of the Maestro Rechargeable System.

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

Our board of directors and stockholders approved a 1-for-15 reverse split of the Company’s outstanding common stock that became effective after trading on January 6, 2016 (the Reverse Stock Split). The Reverse Stock Split did not change the par value of our stock or the number of preferred shares authorized by our Fifth Amended and Restated Certificate of Incorporation. An amendment to the Certificate of Incorporation was also approved in connection with the Reverse Stock Split to increase the number of shares of our common stock authorized for issuance to 150 million shares, effective immediately after the Reverse Stock Split on January 6, 2016. All share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Financial Overview

Revenue

We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the Maestro Rechargeable System, and have begun a controlled commercial launch at select centers in the United States. In 2015 we trained and certified over 50 centers and 75 surgeons in implanting and administering vBloc Therapy. We had our first commercial sales within the United States in 2015 and for the year ended December 31, 2015 we recognized $292,000 in revenue. For the three months ended March 31, 2016 we recognized $72,000 in revenue. We have not generated revenue from commercial sales outside of the United States since 2012.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

Sales. Sales were $72,000 for the three months ended March 31, 2016, compared to no sales for the three months ended March 31, 2015. The increase of $72,000 is the result of receiving FDA approval on January 14, 2015 and commencing a controlled commercial launch of the Maestro Rechargeable System at select centers in the United States.

Cost of Goods Sold. Cost of goods sold were $40,000 for the three months ended March 31, 2016, compared to no cost of goods sold for the three months ended March 31, 2015. Gross margin was 44.3% for the three months ended March 31, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.1 million for the three months ended March 31, 2016, compared to $4.7 million for the three months ended March 31, 2015. The increase of $1.4 million, or 29.9%, was primarily due to increases of $1.1 million and $469,000 in professional services and payroll-related expenses, respectively. The increase in both professional services and payroll-related expenses are the result of increasing commercialization efforts after receiving FDA approval on January 14, 2015 and beginning a controlled commercial launch at select centers in the United States, including the hiring of three new executives in January 2016 to oversee our commercialization efforts.

Research and Development Expenses. Research and development expenses were $1.4 million for the three months ended March 31, 2016, compared to $2.2 million for the three months ended March 31, 2015. The decrease of $804,000, or 36.0%, was primarily due to decreases of $396,000 and $175,000 in payroll-related expenses and professional services, respectively. The decreases are the result of a shift away from a research and development focus towards commercialization following FDA approval on January 14, 2015.

Interest Expense. Interest expense was $1.1 million for the three months ended March 31, 2016, compared to $215,000 for the three months ended March 31, 2015. The increase of $935,000, or 435.7%, is primarily due to the interest expense recognized for both the senior amortizing convertible notes issued November 9, 2015 and January 11, 2016, including $684,000 of debt issuance costs being recognized immediately as interest expense as we elected the fair value alternative for the senior amortizing convertible notes. The interest expense recognized for the three months ended March 31, 2015 included a $187,000 success fee paid to Silicon Valley Bank required by the Loan and Security Agreement as a result of achieving FDA approval on January 14, 2015 as well as the remaining interest expense associated with the long-term debt that was decreasing as a result of the declining principal balance through monthly principal and interest loan payments that began on April 1, 2013 and ended on September 1, 2015.

Change in Value of Convertible Notes Payable. The value of the senior amortizing convertible notes payable increased $500,000 for the three months ended March 31, 2016. There were no senior amortizing convertible notes outstanding for the three months ended March 31, 2015 as the senior amortizing convertible notes were issued on November 9, 2015 and January 11, 2016. The fair market value was calculated using a Binomial Lattice model, which resulted in $146,000 and $354,000 increases for the three months ended March 31, 2016 for the November 9, 2015 senior amortizing convertible notes and the January 11, 2016 senior amortizing convertible notes, respectively.

Change in Value of Warrant Liability. The value of the common stock warrant liability decreased $1.8 million for the three months ended March 31, 2016. There were no warrants outstanding that were required to be measured at fair value for the three months ended March 31, 2015. Common stock warrant liabilities were recorded on July 8, 2015, November 9, 2015 and January 11, 2016 as the common stock warrants issued with the July 8, 2015 public offering and with the senior amortizing convertible notes provide for certain anti-dilution protections in the event shares of common stock or securities convertible into shares of common stock are issued below the then-existing exercise price. The fair market value was calculated using the Black-Scholes valuation model, which resulted in $1.6 million, $43,000 and $176,000 decreases for the three months ended March 31, 2016 for the common stock warrants issued with the July 8, 2015 public offering, November 9, 2015 senior amortizing convertible notes and the January 11, 2016 senior amortizing convertible notes, respectively, as our stock price decreased from $1.95 on December 31, 2015 and $1.33 on January 11, 2016 to $0.97 on March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2016, we had $11.2 million in cash and cash equivalents. Of this amount $2.8 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.

We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. As of March 31, 2016, we had $11.2 million of cash and cash equivalents to fund our anticipated operations through 2016. On November 4, 2015, we entered into a securities purchase agreement (the Purchase Agreement) with institutional investors to issue $25.0 million of senior amortizing convertible notes (the Notes) along with the accompanying warrants. $1.5 million of the Notes was funded at the initial closing on November 9, 2015. An additional $11.0 million of the Notes was funded at the second closing on January 11, 2016. Pursuant to an amendment to the Purchase Agreement (the Amendment) entered into on May 2, 2016, the remaining $12.5 million will be funded at two separate closings, with $6.25 million of the Notes funded on May 2, 2016 and the remaining $6.25 million to be funded at a later date. Additionally, we have agreed that we will not, for a period of one year after the first closing, issue any further securities, other than certain excluded securities. Our anticipated operations include plans that consider the controlled commercial launch of vBloc Therapy, delivered via the Maestro Rechargeable System, which was approved by the FDA on January 14, 2015. We believe that we have the flexibility to manage the growth of our expenditures and operations. In order to accelerate the execution of our business plans we may need to raise additional funds.

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

Sales Agreement—June 2014

On June 13, 2014, we entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of our common stock having aggregate gross sales proceeds of up to $25.0 million, from time to time, through an ATM under which Cowen will act as our sales agent (the Cowen ATM). We will determine, at our sole discretion, the timing and number of shares to be sold under the Cowen ATM. We will pay Cowen a commission for its services in acting as agent in the sale of common stock equal to 3.0% of the gross sales price per share of all shares sold through it as agent under the sales agreement. As of March 31, 2016, we have sold 367,903 shares under the Cowen ATM at a weighted-average selling price of $20.60 per share for gross proceeds of $7.6 million before deducting offering expenses. There have been no shares sold under the Cowen ATM subsequent to March 31, 2016 through May 10, 2016. We are restricted from issuing shares under the Cowen ATM until November 9, 2016 per the terms of the Notes (further described below).

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

The exercise price of the Series A Warrants issued July 8, 2015 was reduced to $2.40 per share on November 9, 2015 as a result of the issuance of the Notes and was further reduced to $1.50 per share on December 31, 2015, $0.97 per share on January 29, 2016 and $0.88 on March 30, 2016 after installment payments on the Notes were made.

Senior Amortizing Convertible Notes

On November 4, 2015, we entered into the Purchase Agreement to issue and sell to four institutional investors 7% senior amortizing convertible notes due 2017 that are convertible into shares of our common stock at a price equal to $4.35 per share with an aggregate principal amount of $25.0 million. Each Note was sold with a warrant to purchase a share of common stock (the Warrants) with an exercise price of $4.65 per share. We issued and sold Notes and Warrants for aggregate total proceeds of $12.5 million in two separate closings through March 31, 2016, and pursuant to the Amendment, issued and sold Notes and Warrants for aggregate total proceeds of $6.25 million in the third closing, which occurred on May 2, 2016. We will issue and sell Notes and Warrants for aggregate total proceeds of $6.25 million in the fourth and final closing.

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

The first of the four closings (the First Closing) occurred on November 9, 2015. At the First Closing, we issued and sold Notes with an aggregate principal amount of $1.5 million, along with Warrants exercisable for 117,520 shares.

The second of the four closings (the Second Closing) occurred on January 11, 2016 after we received approval of the offering by our stockholders and the satisfaction of certain customary closing conditions. At the Second Closing, we issued and sold Notes with an aggregate principal amount of $11.0 million, along with Warrants exercisable for 861,842 shares.

The third of the four closings (the Third Closing) occurred on May 2, 2016 after we entered into the Amendment. At the Third Closing, we issued and sold Notes with an aggregate principal amount of $6.25 million, along with Warrants exercisable for 489,684 shares.

At the final of the four closings (the Fourth Closing) we will issue and sell Notes with an aggregate principal amount of $6.25 million, along with Warrants exercisable for 489,682 shares.

The following table summarizes the installment amounts and additional conversions by the holders of the Notes issued at the First Closing through March 31, 2016:

	Principal	Interest	Total	Common Shares
Installment amount at December 31, 2015	$65,217	$23,651	$88,868	56,967
Holder conversions during the quarter ended December 31, 2015	18,261	2,375	20,636	13,228

Balance December 31, 2015	83,478	26,026	109,504	70,195
Installment amount at February 29, 2016	65,217	23,681	88,898	91,953
Installment amount at March 31, 2016	65,217	14,827	80,044	88,960
Holder conversions during the quarter ended March 31, 2016	104,784	12,762	117,546	106,684

Balance, March 31, 2016	$318,696	$77,296	$395,992	357,792

The following table summarizes the installment amounts and additional conversions by the holders of the Notes issued at the Second Closing through March 31, 2016:

	Principal	Interest	Total	Common Shares
Installment amount at March 2, 2016	$404,762	$149,300	$554,062	*
Holder conversions during the quarter ended March 31, 2016	987,000	124,050	1,111,050	1,048,167

Balance, March 31, 2016	$1,391,762	$273,350	$1,665,112	1,048,167

*	Cash payments

Description of the Warrants

Each Warrant is exercisable immediately and for a period of 60 months from the date of the issuance of the Warrant. The Warrants entitle the holders of the Warrants to purchase, in aggregate, 1,958,728 shares of our common stock upon the completion of the Fourth Closing, subject to certain adjustments. The Warrants are initially exercisable at an exercise price equal to $4.65, subject to adjustment on the eighteen month anniversary of issuance, and certain other adjustments. The exercise price and number of shares of common stock issuable on the exercise of the Warrants is subject to adjustment upon the issuance of any shares of common stock or securities convertible into shares of common stock below the then-existing exercise price, with certain exceptions, and in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The holder of each Warrant does not have the right to exercise any portion of such Warrant if the holder, together with its affiliates, beneficially owns in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants. However, any holder may increase or decrease such percentage to any other percentage, but in no event above 9.99%, provided that any increase of such percentage will not be effective until 61 days after providing us notice.

The exercise price of the Warrants issued November 9, 2015 was reduced to $1.09 per share on January 29, 2016, the 16th trading day following the Reverse Stock Split, per the terms of the Warrants. The exercise price of the Warrants issued January 11,

2016 and May 2, 2016 remains $4.65 per share per the terms of the Warrants. All of the Warrants issued with the Notes remain subject to adjustment on the eighteen month anniversary of issuance.

Net Cash Used in Operating Activities

Net cash used in operating activities was $6.9 million and $5.6 million for the three months ended March 31, 2016 and 2015, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, less noncash expenses for stock-based compensation, depreciation and amortization, change in value of convertible notes payable, change in value of warrant liability, and partially offset by changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $12,000 and $19,000 for the three months ended March 31, 2016 and 2015, respectively. Net cash used in investing activities for the three months ended March 31, 2016 and 2015 is attributable to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $10.1 million and $5.5 million for the three months ended March 31, 2016 and 2015, respectively. Net cash provided by financing activities for the three months ended March 31, 2016 was due to $11.0 million in gross proceeds from the issuance of the Notes on January 11, 2016, offset by $445,000 of debt issuance costs and principal repayments of $405,000 on the Notes. Net cash provided by financing activities for the three months ended March 31, 2015 was due to gross proceeds from ATM draws of $6.7 million, offset by $1.0 million in principal repayments on our long-term debt and $200,000 in financing costs.

Operating Capital and Capital Expenditure Requirements

We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the Maestro Rechargeable System, and have begun a controlled commercial launch at select centers in the United States. We had our first commercial sales within the United States in 2015 and for the year ended December 31, 2015 we recognized $292,000 in revenue. For the three months ended March 31, 2016 we recognized $72,000 in revenue. We anticipate that we will continue to incur net losses for the next several years as we develop our products, commercialize our Maestro Rechargeable System, develop the corporate infrastructure required to sell our products, operate as a publicly-traded company and pursue additional applications for our technology platform.

We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. As of March 31, 2016, we had $11.2 million of cash and cash equivalents to fund our anticipated operations through 2016. On November 4, 2015 we entered into a securities purchase agreement with institutional investors to issue $25.0 million of Notes along with the accompanying warrants. $1.5 million of the Notes was funded at the First Closing on November 9, 2015. An additional $11.0 million of the Notes was funded at the Second Closing on January 11, 2016 and $6.25 million more of the Notes was funded at the Third Closing on May 2, 2016, with the remaining $6.25 million to be funded at the Fourth Closing. Additionally, we have agreed that we will not, for a period of one year after the first closing, issue any further securities, other than certain excluded securities. Our anticipated operations include plans that consider the controlled commercial launch of vBloc Therapy, delivered via the Maestro Rechargeable System, which was approved by the FDA on January 14, 2015. We believe that we have the flexibility to manage the growth of our expenditures and operations. In order to accelerate the execution of our business plans we may need to raise additional funds. Obtaining funds through the sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. The sale of additional equity may require us to obtain approval from our stockholders to increase the number of shares of common stock we have authorized under our certificate of incorporation. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2015. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

During the three months ended March 31, 2016, there were no material changes to our significant accounting policies which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Contractual Obligations

During the three months ended March 31, 2016, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2015.

The following table summarizes our contractual obligations as of March 31, 2016 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$593,309	$231,362	$361,947	$—	$—

Total contractual cash obligations	$593,309	$231,362	$361,947	$—	$—

The table above reflects only payment obligations that are fixed and determinable based on our current agreements. Our operating lease commitment relates to our corporate headquarters in St. Paul, Minnesota. The above table does not include the Notes due to the variability in timing and the option to settle the Notes through the issuance of shares.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (Accounting Standards Update No. 2016-09 (ASU 2016-09)). ASU 2016-09 modifies several aspects of the accounting for share-based payment awards, including income tax consequences, and classification on the statement of cash flows. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements.

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

There have been no other significant changes in recent accounting pronouncements during the three months ended March 31, 2016 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash and cash equivalents. As of March 31, 2016, we had $11.2 million in cash and cash equivalents. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the risk factor identified below, there have been no material changes during the three months ended March 31, 2016 to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2015.

Our inability to comply with the listing requirements of the NASDAQ Stock Market could result in our common stock being delisted, which could affect its market price and liquidity and reduce our ability to raise capital.

We are required to meet certain qualitative and financial tests (including having stockholders’ equity of at least $2.5 million and a minimum closing bid price of $1.00 per share for our common stock) to maintain the listing of our common stock on the NASDAQ Stock Market. If we do not maintain compliance with the continued listing requirements for the NASDAQ Stock Market within specified periods and subject to permitted extensions, our common stock may be recommended for delisting (subject to any appeal we would file). If our common stock were delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting would also impair our ability to raise capital.

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
Greg S. Lea
Chief Financial Officer and Chief Compliance Officer (Principal Financial and Accounting Officer)

Dated: May 10, 2016

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed on May 9, 2014 (File No. 333-195855)).

3.2	Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 8, 2016 (File No. 1-33818)).

3.3	Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 8, 2016 (File No. 1-33818)).

3.4	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

10.1†	Inducement Option Plan. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 22, 2016 (File No. 1-33818)).

10.2†	Amendment No. 2 to Executive Employment Agreement, dated May 21, 2007, by and between the Company and Greg S. Lea, dated January 27, 2016. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2016 (File No. 1-33818)).

10.3†	Separation Agreement, by and between the Company and Brad Hancock, dated February 24, 2016. (Incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed on March 28, 2016 (File No. 1-33818)).

10.4†	Executive Employment Agreement, dated January 19, 2016, by and between the Company and Naqeeb “Nick” Ansari. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2016 (File No. 1-33818)).

10.5†	Executive Employment Agreement, dated January 18, 2016, by and between the Company and Peter DeLange. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2016 (File No. 1-33818)).

10.6†	Executive Employment Agreement, dated January 22, 2016, by and between the Company and Paul Hickey. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 22, 2016 (File No. 1-33818)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	Indicates management contract or compensation plan or agreement.