Form 10-Q
period 2016-06-30
EnteroMedics Inc
filed 2016-08-12
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 11, 2016, 27,294,917 shares of the registrant’s Common Stock were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENTEROMEDICS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$11,517,041	$7,927,240
Accounts receivable	182,527	57,928
Inventory	1,957,821	1,686,324
Prepaid expenses and other current assets	462,080	831,495

Total current assets	14,119,469	10,502,987
Property and equipment, net	259,150	326,296
Other assets	609,069	757,802

Total assets	$14,987,688	$11,587,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of convertible notes payable	$6,504,543	$717,391
Accounts payable	356,978	172,050
Accrued expenses	3,441,887	3,595,415
Accrued interest payable	—	1,172

Total current liabilities	10,303,408	4,486,028
Convertible notes payable, less current portion (net of discounts of $102,450 and $149,340 at June 30, 2016 and December 31, 2015, respectively)	7,830,458	549,791
Common stock warrant liability	463,422	2,877,817

Total liabilities	18,597,288	7,913,636

Commitments and contingencies (note 5)
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 and 13,333,333 shares authorized at June 30, 2016 and December 31, 2015, respectively; 13,223,069 and 7,163,820 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	132,231	71,638
Additional paid-in capital	286,242,634	281,182,349
Accumulated deficit	(289,984,465)	(277,580,538)

Total stockholders’ (deficit) equity	(3,609,600)	3,673,449

Total liabilities and stockholders’ equity	$14,987,688	$11,587,085

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Sales	$276,000	$79,000	$348,000	$79,000
Cost of goods sold	155,304	30,763	195,439	30,763

Gross profit	120,696	48,237	152,561	48,237

Operating expenses:
Selling, general and administrative	5,585,548	4,936,363	11,726,725	9,663,882
Research and development	1,193,607	2,452,787	2,625,988	4,689,393

Total operating expenses	6,779,155	7,389,150	14,352,713	14,353,275

Operating loss	(6,658,459)	(7,340,913)	(14,200,152)	(14,305,038)

Other income (expense):
Interest income	1,807	422	3,498	1,289
Interest expense	(852,946)	(60,423)	(2,002,240)	(274,969)
Change in value of warrant liability	1,309,099	—	3,088,513	—
Change in value of convertible notes payable	1,208,594	—	709,026	—
Other, net	(3,260)	(2,848)	(2,572)	933

Net loss	$(4,995,165)	$(7,403,762)	$(12,403,927)	$(14,577,785)

Net loss per share—basic and diluted	$(0.49)	$(1.49)	$(1.37)	$(2.97)

Shares used to compute basic and diluted net loss per share	10,297,589	4,960,292	9,078,837	4,904,984

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss	$(4,995,165)	$(7,403,762)	$(12,403,927)	$(14,577,785)

Comprehensive loss	$(4,995,165)	$(7,403,762)	$(12,403,927)	$(14,577,785)

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,403,927)	$(14,577,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,690	97,357
Stock-based compensation	1,846,612	2,920,785
Amortization of commitment fees, debt issuance costs and original issue discount	995,057	196,691
Change in value of convertible notes payable	(709,026)	—
Change in value of warrant liability	(3,088,513)	—
Change in operating assets and liabilities:
Accounts receivable	(124,599)	(109,695)
Inventory	(271,497)	(303,919)
Prepaid expenses and other current assets	369,871	83,236
Other assets	(90,754)	(229,319)
Accounts payable	184,928	52,493
Accrued expenses	(51,528)	671,362
Accrued interest payable	775,586	(9,353)

Net cash used in operating activities	(12,489,100)	(11,208,147)

Cash flows from investing activities:
Purchases of property and equipment	(11,544)	(36,454)

Net cash used in investing activities	(11,544)	(36,454)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants for purchase of common stock	—	6,651,931
Common stock financing costs	(28,000)	(227,557)
Proceeds from convertible notes payable	17,250,000	—
Repayments on convertible notes payable	(404,762)	—
Repayments on notes payable	—	(2,000,000)
Debt issuance costs	(726,793)	—

Net cash provided by financing activities	16,090,445	4,424,374

Net increase (decrease) in cash and cash equivalents	3,589,801	(6,820,227)
Cash and cash equivalents:
Beginning of period	7,927,240	11,619,167

End of period	$11,517,041	$4,798,940

Supplemental disclosure:
Cash paid for interest	$163,152	$87,630
Noncash investing and financing activities:
Conversion of convertible notes and interest payable	$3,373,265	$—

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

Common Stock Warrant Liability

Common stock warrants that were issued in connection with the July 8, 2015 public offering and the November 9, 2015, January 11, 2016 and May 2, 2016 senior amortizing convertible notes are classified as a liability in the condensed consolidated balance sheets, as the common stock warrants issued provide for certain anti-dilution protections in the event shares of common stock or securities convertible into shares of common stock are issued below the then-existing exercise price. The fair value of these common stock warrants is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value being recognized as a component of other income (expense) in the condensed consolidated statements of operations.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. There was no difference from reported net loss for the three and six months ended June 30, 2016 and 2015.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, title or risk of loss has passed, the selling price is fixed or determinable and collection is reasonably assured. Products are sold through direct sales or medical device distributors and revenue is recognized upon sale to a bariatric center of excellence or a medical device distributor when no right of return or price protection exists. Terms of sales to international distributors are generally EXW, reflecting that goods are shipped “ex works,” in which risk of loss is assumed by the distributor at the shipping point. A provision for returns is recorded only if product sales provide for a right of return. No provision for returns was recorded for the three and six months ended June 30, 2016 and 2015, as the product sales recorded did not provide for rights of return.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(4,995,165)	$(7,403,762)	$(12,403,927)	$(14,577,785)

Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	10,297,589	4,960,292	9,078,837	4,904,984

Net loss per share—basic and diluted	$(0.49)	$(1.49)	$(1.37)	$(2.97)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,
	2016	2015
Stock options outstanding	1,934,796	15,483,514
Warrants to purchase common stock	4,062,571	24,199,705

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

There have been no other significant changes in recent accounting pronouncements during the six months ended June 30, 2016 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

(2) Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has financed its operations to date principally through the sale of equity securities, debt financing and interest earned on investments. As of June 30, 2016, the Company had $11.5 million of cash and cash equivalents to fund its operations through 2016.

On November 4, 2015, the Company entered into a securities purchase agreement (the Purchase Agreement) with institutional investors to issue $25.0 million of senior amortizing convertible notes (the Notes) along with the accompanying warrants. $1.5 million of the Notes was funded at the first closing on November 9, 2015 (the First Closing). An additional $11.0 million of the Notes was funded at the second closing on January 11, 2016 (the Second Closing). Pursuant to two amendments to the Purchase Agreement entered into on May 2, 2016 (the First Amendment), and July 14, 2016 (the Second Amendment), $6.25 million was funded at the third closing on May 2, 2016 (The Third Closing) and the remaining amount, up to $6.25 million, will be funded at the fourth closing, which is scheduled to occur not later than December 1, 2016 (the Fourth Closing), subject to certain terms and conditions (see Note 6). Additionally, the Company has agreed that it will not, for a period of one year after the First Closing, issue any further securities, other than certain excluded securities.

The Company’s operations include plans that consider the controlled commercial launch of vBloc Therapy, delivered via the Maestro Rechargeable System, which was approved by the FDA on January 14, 2015. The Company believes that it has the ability to manage the growth of its expenditures and operations depending on the amount of available cash flows. However, the Company will ultimately need to achieve sufficient revenues from product sales and/or obtain additional debt or equity financing to support its operations.

In May 2016, the Company received written notices from the Nasdaq Stock Market Nasdaq stating that the Company was not in compliance with the following two Nasdaq listing requirements: (1) the requirement that the Company have a minimum of $2.5 million stockholders’ equity (the Stockholders’ Equity Requirement) and (2) the $1.00 minimum bid price stock price requirement (the Minimum Bid Requirement).

On July 19, 2016, the Company received a letter from Nasdaq granting the Company an extension until November 14, 2016 to regain compliance with the Stockholders’ Equity Requirement. The extension was granted based on the plan the Company submitted to Nasdaq to regain compliance with the Stockholders’ Equity Requirement through a combination of note conversions and accelerated principal amortizations and infusions of equity capital prior to the deadline.

The Company has 180 calendar days from the May 9, 2016 notice date to regain compliance with the Minimum Bid Requirement. In the event the Company does not regain compliance with this requirement, Nasdaq will provide the Company with written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel.

Alternatively, if the Company fails to regain compliance with the Minimum Bid Requirement prior to the expiration of the 180 calendar day period, the Company may be granted an additional 180 calendar days to regain compliance with the Minimum Bid Requirement if it (i) meets the continued listing requirement for market value of publicly held shares and all of the other applicable requirements for initial listing on Nasdaq other than the Minimum Bid Requirement, and (ii) provides written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

The Company is actively monitoring its performance with respect to the Stockholders’ Equity Requirement and the Minimum Bid Requirement and will consider all available options to resolve each deficiency and regain compliance with the Nasdaq listing requirements.

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

The Company did not hold any short-term investments classified as available for sale or held to maturity as of June 30, 2016 and December 31, 2015.

The fair value of the Company’s common stock warrant liability is calculated using a Black-Scholes valuation model and is classified as Level 2 in the fair value hierarchy. The common stock warrants issued July 8, 2015 had a fair value of $352,206 and $2,759,583 on June 30, 2016 and December 31, 2015, respectively. The common stock warrants issued November 9, 2015 had a fair value of $15,442 and $118,234 on June 30, 2016 and December 31, 2015, respectively. The common stock warrants issued January 11, 2016 had a fair value of $54,125 and $515,157 on June 30, 2016 and January 11, 2016, respectively. The common stock warrants issued May 2, 2016 had a fair value of $32,883 and $150,195 on June 30, 2016 and May 2, 2016, respectively. The fair value was calculated using the following assumptions:

	July 2015 Warrants		November 2015 Warrants
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Risk-free interest rates	0.71%	1.31%	1.01%	1.76%
Expected life	30 months	36 months	52 months	58 months
Expected dividends	0%	0%	0%	0%
Expected volatility	93.04%	97.94%	94.99%	86.27%

	January 2016 Warrants		May 2016 Warrants
	June 30, 2016	January 11, 2016	June 30, 2016	May 2, 2016
Risk-free interest rates	1.01%	1.58%	1.01%	1.32%
Expected life	54 months	60 months	58 months	60 months
Expected dividends	0%	0%	0%	0%
Expected volatility	93.53%	85.90%	92.31%	89.28%

The following table summarizes fair value measurements of the Notes and the common stock warrants issued in 2015 and during the six months ended June 30, 2016 by level at June 30, 2016:

	Level 1	Level 2	Level 3	Total
Senior amortizing convertible notes			$14,335,000	$14,335,000
Common stock warrants		$463,422		463,422

Total		$463,422	$14,335,000	$14,798,422

Through June 30, 2016, the Company had converted $3.2 million of the Notes’ principal and interest into shares of common stock. For the three month and six month periods ended June 30, 2016, respectively, there were gains of $1.2 million and $709,000 recognized in the condensed consolidated statements of operations from changes in fair value of the Notes.

On June 30, 2016 and December 31, 2015, the fair value of the outstanding Notes from the First Closing was determined to be $942,000 and $1.3 million, respectively. On June 30, 2016 and January 11, 2016, the fair value of the outstanding Notes from the Second Closing was determined to be $7.9 million and $9.9 million, respectively. On June 30, 2016 and May 2, 2016, the fair value of the outstanding Notes from the Third Closing was determined to be $5.5 million and $6.0 million, respectively. The fair values were calculated using a Binomial Lattice model and the following assumptions:

	November 2015 Notes		January 2016 Notes
	June 30, 2016	December 31, 2015	June 30, 2016	January 11, 2016
Risk-free interest rates	0.54%	1.11%	0.54%	1.01%
Expected life	1.36 years	1.86 years	1.36 years	1.83 years
Expected dividends	0%	0%	0%	0%
Expected volatility	68.0%	57.5%	68.0%	60.0%
Fair value per share of common stock	$0.29	$1.95	$0.29	$1.33

	May 2016 Notes
	June 30, 2016	May 2, 2016
Risk-free interest rates	0.54%	0.69%
Expected life	1.36 years	1.52 years
Expected dividends	0%	0%
Expected volatility	68.0%	65.0%
Fair value per share of common stock	$0.29	$0.80

(4) Inventory

From the Company’s inception, inventory related purchases had been used for research and development related activities and had accordingly been expensed as incurred. In December 2011, the Company began receiving ARTG listings for components of the Maestro Rechargeable System from the Australian Therapeutic Goods Administration, with the final components being listed on the ARTG in January 2012. As a result, the Company determined certain assets were recoverable as inventory beginning in December 2011. The Company accounts for inventory at the lower of cost or market and records any long-term inventory as other assets in the condensed consolidated balance sheets. There was approximately $609,000 and $519,000 of long-term inventory, primarily consisting of raw materials, as of June 30, 2016 and December 31, 2015, respectively.

Current inventory consists of the following as of:

	June 30, 2016	December 31, 2015
Raw materials	$626,725	$576,898
Work-in-process	1,310,121	1,066,345
Finished goods	20,975	43,081

Inventory	$1,957,821	$1,686,324

(5) Commitments and Contingencies

Operating Lease

The Company rents its office, warehouse and laboratory facilities under an operating lease, which was originally set to expire on September 30, 2015. On August 25, 2015, the Company entered into an amendment extending the term of the operating lease for three years until September 30, 2018, with monthly base rent ranging from $18,925 to $20,345. Total rent expense recognized for each of the three month periods ended June 30, 2016 and 2015 was $58,905 and $67,718, and for each of the six month periods ended June 30, 2016 and 2015 was $117,810 and $135,436.. At June 30, 2016, future minimum payments under the lease are as follows:

Year ending December 31:
Remaining six months in 2016	$117,810
2017	235,620
2018	176,715

$530,145

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

(6) Senior Amortizing Convertible Notes

On November 4, 2015, the Company entered into the Purchase Agreement to issue and sell to four institutional investors 7% senior amortizing convertible notes due 2017 in three separate closings. The Notes are convertible into shares of the Company’s common stock at a price equal to $4.35 per share with an aggregate principal amount of $25.0 million. Each Note was sold with a warrant to purchase a share of common stock (the Warrants) with an exercise price of $4.65 per share. The Company issued and sold Notes and Warrants for aggregate total proceeds of $12.5 million in two separate closings through March 31, 2016, and after entering into the First Amendment, which provided that the scheduled third closing would be split into two separate closings, issued and sold Notes and Warrants for aggregate total proceeds of $6.25 million in the Third Closing. The Company will issue and sell Notes and Warrants for aggregate total proceeds of up to $6.25 million in the Fourth Closing, which pursuant to the Second Amendment, is scheduled to occur no later than December 1, 2016. The Second Amendment provides that the Company may reduce the conversion price of the Notes from time to time in order to incentivize the holders of the Notes to convert their Notes into shares of the Company’s common stock. In addition, at the Fourth Closing, the holders of the Notes will be obligated to purchase at least 50% of the aggregate principal of the Notes they convert, either on a voluntary or installment conversion basis, on and after July 1, 2016, up to an aggregate principal amount of $6.25 million, although no holder will be obligated to purchase more Notes than originally scheduled in the First Amendment. Between July 1, 2016 and August 11, 2016, $2.6 million of aggregate principal amount of Notes were converted by holders of the Notes into approximately 14.1 million shares of the Company’s common stock.

Description of the Notes

The Notes are payable in monthly installments, accrue interest at a rate of 7.0% per annum from the date of issuance and will mature 24 months after the First Closing, unless converted or redeemed earlier. The Notes may be repaid, at the Company’s election, in either cash or shares of the Company’s common stock at a discount to the then-current market price. The Notes are also convertible from time to time, at the election of the holders, into shares of the Company’s common stock at an initial conversion price of $4.35 per share. The conversion price was adjusted to $1.09 per share on January 29, 2016, the 16th trading day following the Reverse Stock Split, per the terms of the Notes.

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

The First Closing occurred on November 9, 2015. At the First Closing, the Company issued and sold Notes with an aggregate principal amount of $1.5 million, along with Warrants exercisable for 117,520 shares.

The Second Closing occurred on January 11, 2016 after the Company received approval of the offering by the Company’s stockholders and the satisfaction of certain customary closing conditions. At the Second Closing, the Company issued and sold Notes with an aggregate principal amount of $11.0 million, along with Warrants exercisable for 861,842 shares. The fair value of the Warrants issued on January 11, 2016 was determined to be $515,000 using a Black-Scholes valuation model and the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 85.90%; (3) weighted average risk –free interest rate of 1.58%; and (4) expected life of 5.0 years.

The Third Closing occurred on May 2, 2016 after the Company entered into the First Amendment and satisfied certain closing conditions. At the Third Closing, the Company issued and sold Notes with an aggregate principal amount of $6.25 million, along with Warrants exercisable for 489,684 shares.

At the Fourth Closing, the Company will issue and sell Notes with an aggregate principal amount of up to $6.25 million, along with Warrants exercisable for 489,682 shares.

The following table summarizes the installment amounts and additional conversions by the holders of the Notes issued at the First Closing through June 30, 2016:

	Principal	Interest	Total	Common Shares
Installment amount at December 31, 2015	$65,217	$23,651	$88,868	56,967
Holder conversions during the quarter ended December 31, 2015	18,261	2,375	20,636	13,228

Balance, December 31, 2015	83,478	26,026	109,504	70,195
Installment amount at February 29, 2016	65,217	23,681	88,898	91,953
Installment amount at March 31,2016	65,217	14,827	80,044	88,960
Holder conversions during the quarter ended March 31, 2016	104,784	12,762	117,546	106,684

Balance, March 31, 2016	$318,696	$77,296	$395,992	357,792
Installment amount at April 30, 2016	65,217	13,853	79,070	101,764
Installment amount at May 31, 2016	65,217	13,082	78,299	148,467
Installment amount at June 30, 2016	54,217	11,275	65,492	251,320
Holder conversions during the quarter ended June 30, 2016	1,627	174	1,801	2,000

Balance, June 30, 2016	$504,974	$115,680	$620,654	861,343

The following table summarizes the installment amounts and additional conversions by the holders of the Notes issued at the Second Closing through June 30, 2016:

	Principal	Interest	Total	Common Shares
Installment amount at March 2, 2016	$404,762	$149,300	$554,062	*
Holder conversions during the quarter ended March 31, 2016	987,000	124,050	1,111,050	1,048,167

Balance, March 31, 2016	1,391,762	273,350	1,665,112	1,048,167

	Principal	Interest	Total	Common Shares
Installment amount at April 29, 2016	404,762	149,497	554,259	713,334
Installment amount at May 31, 2016	291,428	86,518	377,946	716,625
Installment amount at June 30, 2016	404,762	82,913	487,675	1,598,908
Holder conversions during the quarter ended June 30, 2016	25,373	2,995	28,368	29,000

Balance, June 30, 2016	$2,518,087	$595,273	$3,113,360	$4,106,034

The following table summarizes the installment amounts and additional conversions by the holders of the Notes issued at the Third Closing through June 30, 2016:

	Principal	Interest	Total	Common Shares
Installment amount at June 30, 2016	$212,158	$90,659	$302,817	$1,162,000

Balance, June 30, 2016	$212,158	$90,659	$302,817	$1,162,000

*	Cash payments

Description of the Warrants

Each Warrant is exercisable immediately and for a period of 60 months from the date of the issuance of the Warrant. Upon the completion of the Fourth Closing, the Warrants will entitle the holders of the Warrants to purchase, in aggregate, 1,958,728 shares of the Company’s common stock, subject to certain adjustments. The Warrants were initially exercisable at an exercise price equal to $4.65, subject to adjustment on the eighteen month anniversary of issuance, and certain other adjustments. The exercise price and number of shares of common stock issuable on the exercise of the Warrants is subject to adjustment upon the issuance of any shares of common stock or securities convertible into shares of common stock below the then-existing exercise price, with certain exceptions, and in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The holder of each Warrant does not have the right to exercise any portion of such Warrant if the holder, together with its affiliates, beneficially owns in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants. However, any holder may increase or decrease such percentage to any other percentage, but in no event above 9.99%, provided that any increase of such percentage will not be effective until 61 days after providing notice to the Company.

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

(7) Stock-based Compensation

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

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Company’s Amended and Restated 2003 Stock Incentive Plan (the Plan) and inducement grants for the three and six months ended June 30, 2016 and 2015 was allocated to operating expenses and employees and nonemployees as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Selling, general and administrative	$581,857	$1,205,445	$1,421,634	$2,241,891
Research and development	172,267	343,264	424,978	678,894

Total	$754,124	$1,548,709	$1,846,612	$2,920,785

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Employees	$752,996	$1,552,108	$1,843,188	$2,940,032
Nonemployees	$1,128	(3,399)	3,424	(19,247)

Total	$754,124	$1,548,709	$1,846,612	$2,920,785

On June 27, 2016 the Company completed an option exchange offer to its employees whereby certain outstanding options to purchase shares of the Company’s common stock were tendered by employees in exchange for new options with the exercise price to be set at the then current market price of the Company’s common stock. Options to purchase 449,706 shares of the Company’s common stock, which included all the options eligible for exchange, were tendered by employees and cancelled by the Company. On the same date, options to purchase 75,819 shares of the Company’s common stock were issued with an exercise price of $0.3325 per share, which was the Company’s closing stock price on June 27, 2016. Because the fair value of the tendered options immediately before the exchange approximated the fair value of the new options granted, no additional compensation expense was recognized.

As of June 30, 2016 there was approximately $1.8 million of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards, which are expected to be recognized over a weighted-average period of 3.26 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three and six months ended June 30, 2016 and 2015:

	Employees		Employees
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Risk-free interest rates	0.87%-1.34%	1.49%-1.75%	0.87%-1.64%	1.49%-1.80%
Expected life	4.00-6.00 years	5.50-6.25 years	4.00-6.25 years	5.50-6.25 years
Expected dividends	0%	0%	0%	0%
Expected volatility	92.38%-96.10%	83.36%-108.23%	88.43%-96.10%	83.36%-111.77%

	Nonemployees		Nonemployees
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Risk-free interest rates	0.89%	0.02%-2.10%	0.89%-1.11%	0.02%-2.10%
Expected life	4.14 years	0.08-8.26 years	4.14-4.39 years	0.08-8.51 years
Expected dividends	0%	0%	0%	0%
Expected volatility	96.33%	22.42%-132.01%	92.41%-96.33%	22.42%-132.01%

Option activity under the Plan for the six months ended June 30, 2016 was as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2015	296,579	1,018,752	$32.83
Shares reserved	—	—	—
Options granted	(150,485)	150,485	0.65
Options exercised	—	—	—
Options cancelled	504,995	(504,995)	29.37

Balance, June 30, 2016	651,089	664,242	28.17

In addition to the stock options granted pursuant to the Plan, the Company has also granted inducement stock options in connection with the appointments of (i) Dan Gladney to the position of President and Chief Executive Officer on October 28, 2015, (ii) Nick Ansari to the position of Senior Vice President (SVP) of Sales on January 6, 2016, (iii) Peter DeLange to the position of SVP of Operations and Business Development on January 18, 2016 and (iv) Paul Hickey to the position of SVP of Marketing and Reimbursement on January 18, 2016. Mr. Gladney was granted an option to purchase 516,666 shares of the Company’s common stock as an inducement grant, with an exercise price of $3.75 per share, the closing price of the Company’s common stock on October 28, 2015. Mr. Delange was granted an option to purchase 166,667 shares of the Company’s common stock as an inducement grant, with an exercise price of $1.38 per share, the closing price of the Company’s common stock on January 18, 2016. Mr. Ansari was granted an option to purchase 106,667 shares of the Company’s common stock as an inducement grant, with an exercise price of $1.31 per share, the closing price of the Company’s common stock on January 19, 2016. Mr. Hickey was granted an option to purchase 106,667 shares of the Company’s common stock as an inducement grant, with an exercise price of $1.32 per share, the closing price of the Company’s common stock on January 22, 2016. Each of the inducement grants will vest as follows: 25% of the shares will vest as of one year from the date of the officer’s employment agreement, and the remaining 75% of the shares will then vest in equal 2.0833% installments each month thereafter for 36 months. The inducement options were not eligible for the option exchange program.

(8) Stock Sales

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

The exercise price of the Series A Warrants issued July 8, 2015 was reduced to $2.40 per share on November 9, 2015 as a result of the issuance of the Notes and was further reduced to $1.50 per share on December 31, 2015, $0.97 per share on January 29, 2016, and $0.88 on March 30, 2016, $0.26 on June 30, 2016, and $0.19 on August 1, 2016 after installment payments on the Notes were made.

Sales Agreement—June 2014

On June 13, 2014, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of the Company’s common stock having aggregate gross sales proceeds of up to $25.0 million, from time to time, through an “at-the-market” equity offering program under which Cowen will act as the Company’s sales agent (the Cowen ATM). The Company will determine, at its sole discretion, the timing and number of shares to be sold under the Cowen ATM. The Company will pay Cowen a commission for its services in acting as agent in the sale of common stock equal to 3.0% of the gross sales price per share of all shares sold through it as agent under the sales agreement. As of June 30, 2016, the Company had sold 367,903 shares under the Cowen ATM at a weighted-average selling price of $20.60 per share for gross proceeds of $7.6 million before deducting offering expenses. There have been no shares sold under the Cowen ATM subsequent to June 30, 2016 through August 11, 2016. The Company is restricted from issuing shares under the Cowen ATM until November 9, 2016 per the terms of the Purchase Agreement (see Notes 2 and 7).

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

We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the Maestro Rechargeable System, for the treatment of adult patients with obesity who have a Body Mass Index (BMI) of at least 40 to 45 kg/m2, or a BMI of at least 35 to 39.9 kg/m2 with a related health condition such as high blood pressure or high cholesterol levels, and who have tried to lose weight in a supervised weight management program and failed within the past five years. We have begun a controlled commercial launch at select centers in the United States and had our first commercial sales in 2015. During 2015, we began a controlled expansion of our commercial operations and started the process of building a sales force. In January 2016, we hired three new executives to oversee this expansion. The direct sales force is supported by field technical managers who provide training, technical and other support services to our customers. Throughout 2015, our sales force called directly on key opinion leaders and bariatric surgeons at commercially-driven centers that met our certification criteria, which led to the training and certification of over 50 centers and 75 surgeons in implanting and administering vBloc Therapy. We have continued these efforts in the first six months of 2016 and plan to build on these efforts during the remainder of 2016 through geography and self-pay patient focused direct-to-patient marketing, key opinion leader and center specific partnering, and a multi-faceted reimbursement strategy. To date, we have relied on, and anticipate that we will continue to rely on, third-party manufacturers and suppliers for the production of the Maestro Rechargeable System.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, market development and administrative personnel, including stock-based compensation. Other significant expenses include professional services and consulting fees, costs associated with attending medical conferences, other professional fees for legal services, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, and accounting services, cash management fees and travel expenses.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

Sales. Sales were $276,000 for the three months ended June 30, 2016, compared to $79,000 sales for the three months ended June 30, 2015. The increase of $197,000 is the result of receiving FDA approval on January 14, 2015 and commencing a controlled commercial launch of the Maestro Rechargeable System at select centers in the United States which resulted in sales of 23 units during the second quarter of 2016 versus six units during the second quarter of 2015.

Cost of Goods Sold. Cost of goods sold were $155,000 for the three months ended June 30, 2016, compared to $31,000 cost of goods sold for the three months ended June 30, 2015. The expense increase was driven primarily by the 283% increase in unit sales over the prior year period. The Company’s gross margin percentage declined to 43.8% for the three months ended June 30, 2016 from 61.1% due primarily to a reduction in average sales price and, to a lesser degree, by an increase in overhead costs applied to inventory.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.6 million for the three months ended June 30, 2016, compared to $4.9 million for the three months ended June 30, 2015. The increase of $0.7 million, or 13.2%, was primarily due to increases of $830,000 in professional services partially offset by declines in payroll-related expenses of $272,000. The increase in professional services expenses are the result of increasing commercialization efforts after receiving FDA approval on January 14, 2015 and beginning a controlled commercial launch at select centers in the United States.

Research and Development Expenses. Research and development expenses declined to $1.2 million for the three months ended June 30, 2016 from $2.5 million for the three months ended June 30, 2015. The decrease of $1.3 million, or 51.3%, was primarily due to decreases of $272,000, $228,000, and $362,000 in payroll-related expenses, professional services expenses and supplies expenses, respectively. The decreases are the result of a shift away from a research and development focus towards commercialization following FDA approval on January 14, 2015.

Interest Expense. Interest expense was $853,000 for the three months ended June 30, 2016, compared to $60,000 for the three months ended June 30, 2015. The increase of $793,000 was driven by interest costs from the three closings of the senior amortizing convertible notes (the Notes), that occurred on November 9, 2015, January 11, 2016 and May 2, 2016, as well as approximately $277,000 in debt issuance costs expensed as interest during the second quarter of 2016.

Change in Value of Convertible Notes Payable. The value of the Notes payable declined $1.2 million during the three months ended June 30, 2016. There were no Notes outstanding for the three months ended June 30 2016 as the notes were issued November 9, 2015, January 11, 2016 and May 2, 2016. The Notes contain a conversion feature and the decline in the Company’s common stock price from $0.97 to $0.20 on June 30, 2016 was the primary driver of the reduction in the fair value of the Notes. The fair market value was calculated using a Binomial Lattice model.

Change in Value of Warrant Liability. The value of the common stock warrant liability decreased $1.3 million for the three months ended June 30, 2016. There were no warrants outstanding that were required to be measured at fair value for the six months ended June 30, 2015. Common stock warrant liabilities were recorded on July 8, 2015, November 9, 2015, January 11, 2016 and May 2, 2016, as the common stock warrants issued with the July 8, 2015 public offering and with the Notes provide for certain anti-dilution protections in the event shares of common stock or securities convertible into shares of common stock are issued below the then-existing exercise price. The fair market value was calculated using the Black-Scholes valuation model, which resulted in $846,000, $60,000, $285,000 and $117,000 decreases for the three months ended June 30, 2016 for the common stock warrants issued with the July 8, 2015 public offering, November 9, 2015 Notes, the January 11, 2016 Notes and the May 2, 2016 Notes, respectively, as our stock price decreased from $0.97 on March 31, 2016 and $0.75 on May 2, 2016 to $0.20 on June 30, 2016.

Comparison of the Six Months Ended June 30, 2016 and 2015

Sales. Sales were $348,000 for the six months ended June 30, 2016, compared to $79,000 sales for the six months ended June 30, 2015. The increase of $269,000 is the result of receiving FDA approval on January 14, 2015 and commencing a controlled commercial launch of the Maestro Rechargeable System at select centers in the United States which resulted in sales of 29 units during the six months ended June 30, 2016 versus six units during the comparable period from 2015.

Cost of Goods Sold. Cost of goods sold were $195,000 for the six months ended June 30, 2016, compared to $31,000 for the six months ended June 30, 2015. The expense increase was driven primarily by the 480% increase in unit sales over the prior year period. The Company’s gross margin percentage declined to 43.8% for the six months ended June 30, 2016 from 61.1% due primarily to a reduction in average sales price and, to a lesser degree, by an increase in overhead costs applied to inventory.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $11.7 million for the six months ended June 30, 2016, compared to $9.7 million for the six months ended June 30, 2015. The increase of $2.1 million, or 21.3%, was primarily due to a $2.0 million increase in professional services expenses The increase in professional services are the result of increasing commercialization efforts after receiving FDA approval on January 14, 2015 and beginning a controlled commercial launch at select centers in the United States.

Research and Development Expenses. Research and development expenses were $2.6 million for the six months ended June 30, 2016, compared to $4.7 million for the six months ended June 30, 2015. The decrease of $2.1 million or 44.0%, was primarily due to decreases of $947,000. $502,000 and $426,000 in payroll-related expenses, professional services expenses and supply expenses, respectively. The decreases are the result of a shift away from a research and development focus towards commercialization following FDA approval on January 14, 2015.

Interest Expense. Interest expense was $2.0 million for the six months ended June 30, 2016, compared to $275,000 for the six months ended June 30, 2015. The increase of $1.7 million is primarily due to the interest expense recognized during the period for the three closings of the Notes that occurred on November 9, 2015, January 11, 2016 and May 2, 2016. Additionally, approximately $960,000 of debt issuance costs were recognized in the first two quarters of 2016 as interest expense as we elected the fair value alternative for the Notes. Interest expense recognized for the six months ended June 30, 2015 included a $187,000 success fee paid to Silicon Valley Bank required by the Loan and Security Agreement as a result of achieving FDA approval on January 14, 2015.

Change in Value of Convertible Notes Payable. The value of the Notes payable declined $709,000 million during the six months ended June 30, 2016. There were no Notes outstanding for the six months ended June 30, 2016 as the Notes were issued November 9, 2015, January 11, 2016 and May 2, 2016. The Notes contain a conversion feature and the decline in the Company’s common stock price from $1.95 at December 31, 2015, $1.33 on January 11, 2016 and $0.75 at May 20, 2016 to $0.20 on June 30, 2016 was the primary driver of the reduction in the fair value of the Notes. The fair market value was calculated using a Binomial Lattice model.

Change in Value of Warrant Liability. The value of the common stock warrant liability decreased $3.1 million for the six months ended June 30, 2016, primarily due to the decrease in the market value of the Company’s common stock compared with the exercise price of warrants. There were no warrants outstanding that were required to be measured at fair value for the six months ended June 30, 2015. Common stock warrant liabilities were recorded on July 8, 2015, November 9, 2015 and January 11, 2016 as the common stock warrants issued with the July 8, 2015 public offering and with the Notes provide for certain anti-dilution protections in the event shares of common stock or securities convertible into shares of common stock are issued below the then-existing exercise price. The fair market value was calculated using the Black-Scholes valuation model, which resulted in $2.4 million, $103,000,

$461,000 and $117,000 decreases for the six months ended June 30, 2016 for the common stock warrants issued with the July 8, 2015 public offering, November 9, 2015 Notes, the January 11, 2016 Notes and the May 2, 2016 Notes, respectively, as our stock price decreased from $1.95 on December 31, 2015 and $1.33 on January 11, 2016 and $0.75 on May 2, 2016 to $0.20 on June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2016, we had $11.5 million in cash and cash equivalents. Of this amount $2.8 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.

We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. As of June 30, 2016, we had $11.5 million of cash and cash equivalents to fund our anticipated operations through 2016. On November 4, 2015, we entered into a securities purchase agreement (the Purchase Agreement) with institutional investors to issue $25.0 million of Notes along with the accompanying warrants. $1.5 million of the Notes was funded at the initial closing on November 9, 2015 (the First Closing). An additional $11.0 million of the Notes were funded at the second closing on January 11, 2016 (the Second Closing). Pursuant to an amendment to the Purchase Agreement (the First Amendment) entered into on May 2, 2016, the remaining $12.5 million would be funded at two separate closings, with $6.25 million of the Notes funded on May 2, 2016 and the remaining amount, up to $6.25 million, scheduled to be funded no later than December 1, 2016. Additionally, we have agreed that we will not, for a period of one year after the First Closing, issue any further securities, other than certain excluded securities. Our anticipated operations include plans that consider the controlled commercial launch of vBloc Therapy, delivered via the Maestro Rechargeable System, which was approved by the FDA on January 14, 2015. We believe that we have the flexibility to manage the growth of our expenditures and operations. In order to accelerate the execution of our business plans we may need to raise additional funds.

Nasdaq Listing Notices

In May 2016, the Company received written notices from the Nasdaq Stock Market Nasdaq stating that the Company was not in compliance with the following two Nasdaq listing requirements: (i) the requirement that the Company have a minimum of $2.5 million stockholders’ equity (the Stockholders’ Equity Requirement) and (ii) the $1.00 minimum bid price stock price requirement (the Minimum Bid Requirement).

On July 19, 2016, the Company received a letter from Nasdaq granting the Company an extension until November 14, 2016 to regain compliance with the Stockholders’ Equity Requirement. The extension was granted based on the plan the Company submitted to Nasdaq to regain compliance with the Stockholders’ Equity Requirement through a combination of note conversions and accelerated principal amortizations and infusions of equity capital prior to the deadline.

The Company has 180 calendar days from the May 9, 2016 notice date to regain compliance with the Minimum Bid Requirement. In the event the Company does not regain compliance with this requirement, Nasdaq will provide the Company with written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel.

Alternatively, if the Company fails to regain compliance with the Minimum Bid Requirement prior to the expiration of the 180 calendar day period, the Company may be granted an additional 180 calendar days to regain compliance with the Minimum Bid Requirement if it (i) meets the continued listing requirement for market value of publicly held shares and all of the other applicable requirements for initial listing on Nasdaq other than the minimum bid price, and (ii) provides written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

The Company intends to actively monitor its performance with respect to the Stockholders’ Equity Requirement and the Minimum Bid Requirement and will consider all available options to resolve each deficiency and regain compliance with the Nasdaq listing requirements

Sales Agreement—June 2014

On June 13, 2014, we entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of our common stock having aggregate gross sales proceeds of up to $25.0 million, from time to time, through an “at-the-market” equity offering program under which Cowen will act as our sales agent (the Cowen ATM). We will determine, at our sole discretion, the timing and number of shares to be sold under the Cowen ATM. We will pay Cowen a commission for its services in acting as agent in the sale of common stock equal to 3.0% of the gross sales price per share of all shares sold through it as agent under the sales agreement. As of June 30, 2016, we have sold 367,903 shares under the Cowen ATM at a weighted-average selling price of $20.60 per share for gross proceeds of $7.6 million before deducting offering expenses. There have been no shares sold under the Cowen ATM subsequent to June 30, 2016 through August 11, 2016. We are restricted from issuing shares under the Cowen ATM until November 9, 2016 per the terms of the Notes (further described below).

Sales Agreement—July 2015

On July 8, 2015, we closed a public offering where we sold 2,133,333 units at an aggregate price of $7.50 per unit, for gross proceeds of $16.0 million, before deducting estimated offering expenses of approximately $1.4 million, of which $532,000 was assigned to the warrants. Each unit consisted of: (A)(i) one share of common stock or (ii) one pre-funded Series C warrant to purchase one share of common stock at an exercise price equal to $7.50 per share (Series C Warrant); and (B) one Series A warrant to purchase one share of common stock at an exercise price equal initially to $9.00 per share (Series A Warrant). Each purchaser of a unit could elect to receive a Series C Warrant in lieu of a share of common stock. No Series C Warrants were issued.

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

The exercise price of the Series A Warrants issued July 8, 2015 was reduced to $2.40 per share on November 9, 2015 as a result of the issuance of the Notes and was further reduced to $1.50 per share on December 31, 2015, $0.97 per share on January 29, 2016, $0.26 on June 30, 2016, and $0.20 on August 1, 2016 after installment payments on the Notes were made.

Senior Amortizing Convertible Notes

On November 4, 2015, we entered into the Purchase Agreement to issue and sell to four institutional investors 7% senior amortizing convertible notes due 2017 in three separate closings. The Notes are convertible into shares of our common stock at a price equal to $4.35 per share with an aggregate principal amount of $25.0 million. Each Note was sold with a warrant to purchase a share of common stock (the Warrants) with an exercise price of $4.65 per share. We issued and sold Notes and Warrants for aggregate total proceeds of $12.5 million in two separate closings through March 31, 2016, and after entering into the First Amendment, which provided that the scheduled third closing would be split into two separate closings, issued and sold Notes and Warrants for aggregate total proceeds of $6.25 million in the third closing, which occurred on May 2, 2016 (the Third Closing). We will issue and sell Notes and Warrants for aggregate total proceeds of up to $6.25 million in the fourth and final closing (the Fourth Closing). Additionally, the Second Amendment provides that the Company may reduce the conversion price of the Notes from time to time in order to incentivize the holders of the Notes to convert their Notes to common shares. In addition, at the Fourth Closing, holders of the Notes will be obligated to purchase at least 50% of the aggregate principal amount of the Note amounts they convert, either on a voluntary or installment conversion basis, on and after July 1, 2016, up to an aggregate amount of $6.25 million, although no holder will be obligated to purchase more Notes than originally scheduled in the First Amendment.

Description of the Notes

The Notes are payable in monthly installments, accrue interest at a rate of 7.0% per annum from the date of issuance and will mature 24 months after the First Closing, unless converted or redeemed earlier. The Notes may be repaid, at our election, in either cash or shares of our common stock at a discount to the then-current market price. The Notes are also convertible from time to time, at the election of the holders, into shares of our common stock at an initial conversion price of $4.35 per share. The conversion price was adjusted to $1.09 per share on January 29, 2016, the 16th trading day following the Reverse Stock Split, per the terms of the Notes.

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

The First Closing occurred on November 9, 2015. At the First Closing, we issued and sold Notes with an aggregate principal amount of $1.5 million, along with Warrants exercisable for 117,520 shares.

The Second Closing occurred on January 11, 2016 after we received approval of the offering by our stockholders and the satisfaction of certain customary closing conditions. At the Second Closing, we issued and sold Notes with an aggregate principal amount of $11.0 million, along with Warrants exercisable for 861,842 shares.

The Third Closing occurred on May 2, 2016 after we entered into the First Amendment and satisfied certain closing conditions. At the Third Closing, we issued and sold Notes with an aggregate principal amount of $6.25 million, along with Warrants exercisable for 489,684 shares.

At the Fourth Closing we will issue and sell Notes with an aggregate principal amount of up to $6.25 million, along with Warrants exercisable for 489,682 shares.

The following table summarizes the installment amounts and additional conversions by the holders of the Notes issued at the First Closing through June 30, 2016:

	Principal	Interest	Total	Common Shares
Installment amount at December 31, 2015	$65,217	$23,651	$88,868	56,967
Holder conversions during the quarter ended December 31, 2015	18,261	2,375	20,636	13,228

Balance, December 31, 2015	83,478	26,026	109,504	70,195
Installment amount at February 29, 2016	65,217	23,681	88,898	91,953
Installment amount at March 31,2016	65,217	14,827	80,044	88,960
Holder conversions during the quarter ended March 31, 2016	104,784	12,762	117,546	106,684

Balance, March 31, 2016	$318,696	$77,296	$395,992	357,792
Installment amount at April 30, 2016	65,217	13,853	79,070	101,764
Installment amount at May 31, 2016	65,217	13,082	78,299	148,467
Installment amount at June 30, 2016	54,217	11,275	65,492	251,320
Holder conversions during the quarter ended June 30, 2016	1,627	174	1,801	2,000

Balance, June 30, 2016	$504,974	$115,680	$620,654	861,343

The following table summarizes the installment amounts and additional conversions by the holders of the Notes issued at the Second Closing through June 30, 2016:

	Principal	Interest	Total	Common Shares
Installment amount at March 2, 2016	$404,762	$149,300	$554,062	*
Holder conversions during the quarter ended March 31, 2016	987,000	124,050	1,111,050	1,048,167

Balance, March 31, 2016	1,391,762	273,350	1,665,112	1,048,167
Installment amount at April 29, 2016	404,762	149,497	554,259	713,334
Installment amount at May 31, 2016	291,428	86,518	377,946	716,625
Installment amount at June 30, 2016	404,762	82,913	487,675	1,598,908
Holder conversions during the quarter ended June 30, 2016	25,373	2,995	28,368	29,000

Balance, June 30, 2016	$2,518,087	$595,273	$3,113,360	$4,106,034

The following table summarizes the installment amounts and additional conversions by the holders of the Notes issued at the Third Closing through June 30, 2016:

	Principal	Interest	Total	Common Shares
Installment amount at June 30, 2016	$212,158	$90,659	$302,817	$1,162,000

Balance, June 30, 2016	$212,158	$90,659	$302,817	$1,162,000

*	Cash payments

Between July 1, 2016 and August 11, 2016 $2.6 million of aggregate principal amount of Notes were converted by holders of the Notes into approximately 14.1 million shares of the Company’s common stock.

Description of the Warrants

Each Warrant is exercisable immediately and for a period of 60 months from the date of the issuance of the Warrant. Upon the completion of the Fourth Closing, the Warrants will entitle the holders of the Warrants to purchase, in aggregate, 1,958,728 shares of our common stock, subject to certain adjustments. The Warrants are initially exercisable at an exercise price equal to $4.65, subject to adjustment on the eighteen month anniversary of issuance, and certain other adjustments. The exercise price and number of shares of common stock issuable on the exercise of the Warrants is subject to adjustment upon the issuance of any shares of common stock or securities convertible into shares of common stock below the then-existing exercise price, with certain exceptions, and in the event of any stock split, reverse stock split, recapitalization, reorganization or similar transaction. The holder of each Warrant does not have the right to exercise any portion of such Warrant if the holder, together with its affiliates, beneficially owns in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants. However, any holder may increase or decrease such percentage to any other percentage, but in no event above 9.99%, provided that any increase of such percentage will not be effective until 61 days after providing us notice.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $12.5 million and $11.2 million for the six months ended June 30, 2016 and 2015, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, less noncash expenses for stock-based compensation, depreciation and amortization, change in value of convertible notes payable, change in value of warrant liability, and partially offset by changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $12,000 and $36,000 for the six months ended June 30, 2016 and 2015, respectively. Net cash used in investing activities for the six months ended June 30, 2016 and 2015 is attributable to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $16.1 million and $4.4 million for the six months ended June 30, 2016 and 2015, respectively. Net cash provided by financing activities for the six months ended June 30, 2016 was due to $17.25 million in gross proceeds from the issuance of the Notes on January 11, 2016 and May 2, 2016, offset by $727,000 of debt issuance costs and principal repayments of $405,000 on the Notes. Net cash provided by financing activities for the six months ended June 30, 2015 was due to gross proceeds from “at-the-market” program draws of $6.7 million, offset by $2.0 million in principal repayments on our long-term debt and $228,000 in financing costs.

Operating Capital and Capital Expenditure Requirements

We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the Maestro Rechargeable System, and have begun a controlled commercial launch at select centers in the United States. We had our first commercial sales within the United States in 2015 and for the year ended December 31, 2015 we recognized $292,000 in revenue. For the six months ended June 30, 2016 we recognized $348,000 in revenue. We anticipate that we will continue to incur net losses for the next several years as we develop our products, commercialize our Maestro Rechargeable System, develop the corporate infrastructure required to sell our products, operate as a publicly-traded company and pursue additional applications for our technology platform.

We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. As of June 30, 2016, we had $11.5 million of cash and cash equivalents to fund our anticipated operations through 2016. On November 4, 2015 we entered into the Purchase Agreement with institutional investors to issue $25.0 million of Notes along with the accompanying Warrants. $1.5 million of the Notes was funded at the First Closing on November 9, 2015. An additional $11.0 million of the Notes was funded at the Second Closing on January 11, 2016 and $6.25 million more of the Notes was funded at the Third Closing on May 2, 2016, with the remaining $6.25 million to be funded at the Fourth Closing. Additionally, we have agreed that we will not, for a period of one year after the First Closing, issue any further securities, other than certain excluded securities. Our anticipated operations include plans that consider the controlled commercial launch of vBloc Therapy, delivered via the Maestro Rechargeable System, which was approved by the FDA on January 14, 2015. We believe that we have the flexibility to manage the growth of our expenditures and operations. In order to accelerate the execution of our business plans we may need to raise additional funds. Obtaining funds through the sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. The sale of additional equity may require us to obtain approval from our stockholders to increase the number of shares of common stock we have authorized under our certificate of incorporation. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable.

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

During the six months ended June 30, 2016, there were no material changes to our significant accounting policies which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Contractual Obligations

During the six months ended June 30, 2016, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2015.

The following table summarizes our contractual obligations as of June 30, 2016 and the effect those obligations are expected to have on our financial condition and liquidity position in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$536,533	$233,491	$303,042	$—	$—

Total contractual cash obligations	$536,533	$233,491	$303,042	$—	$—

The table above reflects only payment obligations that are fixed and determinable based on our current agreements. Our operating lease commitment relates to our corporate headquarters in St. Paul, Minnesota. The above table does not include the Notes due to the variability in timing and the option to settle the Notes through the issuance of shares.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements.

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

There have been no other significant changes in recent accounting pronouncements during the six months ended June 30, 2016 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash and cash equivalents. As of June 30, 2016, we had $11.5 million in cash and cash equivalents. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the three months ended June 30, 2016 to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2015 and in Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2016.

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
Greg S. Lea
Chief Financial Officer and Chief Compliance Officer (Principal Financial and Accounting Officer)

Dated: August 12, 2016

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed on May 9, 2014 (File No. 333-195855)).

3.2	Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 8, 2016 (File No. 1-33818)).

3.3	Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 8, 2016 (File No. 1-33818)).

3.4	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

10.1*#	Exclusive Federal Government Business Channel Sales Agreement, effective April 25, 2016, by and between the Company and Academy Medical, LLC, as amended July 26, 2016.

10.2†	Form of Non-Incentive Stock Option Agreement for New Options granted June 27, 2016 pursuant to the option exchange offer. (Incorporated herein by reference to Exhibit (d)(6) to the Company’s Tender Offer Statement under Section 14(d)(1) on Schedule TO filed on May 27, 2016).

10.3	Form of Amendment No. 2 to the Securities Purchase Agreement dated November 4, 2015, as amended by Amendment No.1 thereto dated May 2, 2016, among the Company and the buyers listed therein. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2016 (File No. 1-33818)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	Indicates management contract or compensation plan or agreement.
#	Confidential portions of this exhibit (indicated by asterisks) have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.