Form 10-Q
period 2016-09-30
EnteroMedics Inc
filed 2016-11-14
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 11, 2016, 113,154,501 shares of the registrant’s Common Stock were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENTEROMEDICS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$6,841,547	$7,927,240
Accounts receivable	191,680	57,928
Inventory	2,133,861	1,686,324
Prepaid expenses and other current assets	371,386	831,495

Total current assets	9,538,474	10,502,987
Property and equipment, net	228,459	326,296
Other assets	809,390	757,802

Total assets	$10,576,323	$11,587,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of convertible notes payable	$4,439,133	$717,391
Accounts payable	680,819	172,050
Accrued expenses	2,851,383	3,595,415
Accrued interest payable	—	1,172

Total current liabilities	7,971,335	4,486,028
Convertible notes payable, less current portion (net of discounts of $217,306 and $149,340 at September 30, 2016 and December 31, 2015, respectively)	1,236,867	549,791
Common stock warrant liability	212,915	2,877,817

Total liabilities	9,421,117	7,913,636

Commitments and contingencies (note 5)
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 and 13,333,333 shares authorized at September 30, 2016 and December 31, 2015, respectively; 74,414,549 and 7,163,820 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	744,145	71,638
Additional paid-in capital	296,917,990	281,182,349
Accumulated deficit	(296,506,929)	(277,580,538)

Total stockholders’ equity	1,155,206	3,673,449

Total liabilities and stockholders’ equity	$10,576,323	$11,587,085

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Sales	$296,760	$64,000	$644,760	$143,000
Cost of goods sold	146,631	23,346	342,070	54,109

Gross profit	150,129	40,654	302,690	88,891

Operating expenses:
Selling, general and administrative	3,361,572	4,289,017	15,088,297	13,952,899
Research and development	1,253,390	1,762,013	3,879,378	6,451,406

Total operating expenses	4,614,962	6,051,030	18,967,675	20,404,305

Operating loss	(4,464,833)	(6,010,376)	(18,664,985)	(20,315,414)

Other income (expense):
Interest income	1,493	157	4,991	1,446
Interest expense	(1,391,134)	(565,522)	(3,393,374)	(840,491)
Change in value of warrant liability	241,741	2,416,443	3,330,254	2,416,443
Change in value of convertible notes payable	(909,030)	—	(200,004)	—
Other, net	(700)	8,628	(3,272)	9,561

Net loss	$(6,522,463)	$(4,150,670)	$(18,926,390)	$(18,728,455)

Net loss per share—basic and diluted	$(0.17)	$(0.60)	$(0.99)	$(3.35)

Shares used to compute basic and diluted net loss per share	38,781,980	6,931,306	19,162,561	5,587,847

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net loss	$(6,522,463)	$(4,150,670)	$(18,926,390)	$(18,728,455)

Comprehensive loss	$(6,522,463)	$(4,150,670)	$(18,926,390)	$(18,728,455)

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(18,926,390)	$(18,728,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109,382	146,292
Loss on sale of equipment	—	885
Stock-based compensation	2,201,949	4,357,742
Amortization of commitment fees, debt issuance costs and original issue discount	1,596,093	754,242
Change in value of convertible notes payable	200,004	—
Change in value of warrant liability	(3,330,254)	(2,416,443)
Change in operating assets and liabilities:
Accounts receivable	(133,752)	(22,300)
Inventory	(447,537)	(395,504)
Prepaid expenses and other current assets	459,970	189,097
Other assets	(290,480)	(66,643)
Accounts payable	508,769	(198,864)
Accrued expenses	(744,036)	(346,245)
Accrued interest payable	1,673,793	(514,937)

Net cash used in operating activities	(17,122,489)	(17,241,133)

Cash flows from investing activities:
Purchases of property and equipment	(11,544)	(37,263)

Net cash used in investing activities	(11,544)	(37,263)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants for purchase of common stock	—	22,651,932
Common stock financing costs	(28,000)	(1,731,714)
Proceeds from convertible notes payable	17,250,000	—
Repayments on convertible notes payable	(446,867)	—
Repayments on notes payable	—	(3,000,000)
Debt issuance costs	(726,793)	—

Net cash provided by financing activities	16,048,340	17,920,218

Net increase (decrease) in cash and cash equivalents	(1,085,693)	641,822
Cash and cash equivalents:
Beginning of period	7,927,240	11,619,167

End of period	$6,841,547	$12,260,989

Supplemental disclosure:
Cash paid for interest	$169,259	$601,185
Noncash investing and financing activities:
Conversion of convertible notes and interest payable	$14,234,201	$—

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

Risks and Uncertainties

The Company is focused on the design and development of medical devices that use neuroblocking technology to treat obesity, metabolic diseases and other gastrointestinal disorders and currently has approvals to commercially launch the vBloc Rechargeable System in the United States, the European Economic Area and other countries that recognize the European CE Mark. The Company has devoted substantially all of its resources to recruiting personnel, developing its product technology, obtaining patents to protect its intellectual property and raising capital, and has recently commenced commercial operations in the United States deriving revenues from its primary business activity in 2015.

The Company’s products require approval from the U.S. Food and Drug Administration (FDA) or corresponding foreign regulatory agencies prior to commercial sales. The Company received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the vBloc Rechargeable System, and has begun a controlled commercial launch at select surgical centers in the United States. The vBloc Rechargeable System has also received CE Mark and was previously listed on the Australian Register of Therapeutic Goods (ARTG).

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

The Company’s activities are subject to significant risks and uncertainties, including the ability to obtain additional financing, and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to further reduce its cost structure until financing is obtained and/or delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize.

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

Medical Device Excise Tax

On January 14, 2015, the Company received FDA approval for vBloc Therapy, delivered via the vBloc Rechargeable System, and starting in the second quarter of 2015 revenues were generated from sales in the United States. As a result, the Company is now required to pay a quarterly Medical Device Tax which is a part of the Affordable Care Act, which imposes a 2.3% excise tax on the sale of certain medical devices by device manufactures, producers or importers. The excise tax was effective on sales of devices made after December 31, 2012. The Company records the Medical Device Tax as an operating expense in the condensed consolidated statements of operations. A moratorium was placed on the Medical Device Tax for 2016 and 2017.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. There was no difference from reported net loss for the three and nine months ended September 30, 2016 and 2015.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, title or risk of loss has passed, the selling price is fixed or determinable and collection is reasonably assured. Products are sold through direct sales or medical device distributors and revenue is recognized upon sale to a bariatric center of excellence or a medical device distributor when no right of return or price protection exists. Terms of sales to international distributors are generally EXW, reflecting that goods are shipped “ex works,” in which risk of loss is assumed by the distributor at the shipping point. A provision for returns is recorded only if product sales provide for a right of return. No provision for returns was recorded for the three and nine months ended September 30, 2016 and 2015, as the product sales recorded did not provide for rights of return.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(6,522,463)	$(4,150,670)	$(18,926,390)	$(18,728,455)

Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	38,781,980	6,931,306	19,162,561	5,587,847

Net loss per share—basic and diluted	$(0.17)	$(0.60)	$(0.99)	$(3.35)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30,
	2016	2015
Stock options outstanding	1,414,918	1,030,033
Warrants to purchase common stock	3,953,413	3,746,647

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

There have been no other significant changes in recent accounting pronouncements during the nine months ended September 30, 2016 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

(2) Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has financed its operations to date principally through the sale of equity securities, debt financing and interest earned on investments. As of September 30, 2016, the Company had $6.8 million of cash and cash equivalents to fund its operations through 2016 and early 2017.

The Company’s operations include plans that consider the controlled commercial launch of vBloc Therapy, delivered via the vBloc Rechargeable System, which was approved by the FDA on January 14, 2015. The Company believes that it has the ability to manage the growth of its expenditures and operations depending on the amount of available cash flows. However, the Company will ultimately need to achieve sufficient revenues from product sales and/or obtain additional debt or equity financing to support its operations.

On November 4, 2015, the Company entered into a securities purchase agreement (the Purchase Agreement) with institutional investors to issue $25.0 million of senior amortizing convertible notes (the Notes) along with the accompanying warrants. $1.5 million of the Notes was funded at the first closing on November 9, 2015 (the First Closing). An additional $11.0 million of the Notes was funded at the second closing on January 11, 2016 (the Second Closing). Pursuant to two amendments to the Purchase Agreement entered into on May 2, 2016 (the First Amendment), and July 14, 2016 (the Second Amendment), $6.25 million was funded at the third closing on May 2, 2016 (The Third Closing). The remaining amount, up to $6.25 million, may be funded at the fourth closing, which can occur no later than December 1, 2016 (the Fourth Closing). In order for the Fourth Closing to occur, the holders of the Notes must waive certain conditions which are not currently satisfied due to recent declines in the Company’s stock price. Such waivers have not yet been either requested or provided. These conditions include (i) the requirement that the average VWAP of the Company’s stock price over the prior fifteen days be at least $0.20 per share, (ii) that the Company’s stock have an aggregate average daily dollar trading volume of more than $100,000 over prior fifteen days, and (ii) that the Company have an adequate number of common shares available for conversions of principal and interest related to the Fourth Closing on the date of the Fourth Closing (collectively, the Closing Conditions) (see also Note 6).

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

On July 19, 2016, the Company received a letter from Nasdaq granting the Company an extension until November 14, 2016 to regain compliance with the Stockholders’ Equity Requirement. The extension was granted based on the plan the Company submitted to Nasdaq to regain compliance with the Stockholders’ Equity Requirement through a combination of note conversions and accelerated principal amortizations and infusions of equity capital prior to the deadline. We received a notice of delisting on November 9, 2016, and intend to appeal to Nasdaq for a hearing before the Listing Qualification Panel prior to being delisted. The basis for the Company’s appeal of the Nasdaq delisting notices is expected to consist of:

•	Fourth quarter 2016 reductions in the Company’s operating expense levels

•	On November 7, 2016, the Company filed a preliminary proxy statement for a special meeting of our stockholders in order to obtain approval for, among other things, an increase in the number of common shares authorized to be issued and the authorization to effect a reverse-split of its common stock. While obtaining shareholder approval of each of these proposals is not certain, the Company believes it will be able to obtain stockholder approval for the authorized share increase and reverse stock split in December 2016.

•	After stockholder approval is obtained, the Company intends to declare a reverse-split of its outstanding shares of common stock in such a ratio to increase its minimum bid stock price above the $1.00 minimum required by Nasdaq while maintaining its current authorized share count,

•	After stockholder approval is obtained to increase the number of authorized shares and the reverse stock split is implemented, the Company intends to conduct a firm commitment underwritten public offering consisting of common stock and warrants to purchase common stock in amounts sufficient to increase the Company’s shareholder equity above the $2.5 million Nasdaq minimum and to provide funding for the Company’s operations for the foreseeable future. The Company has not yet obtained any commitments to participate in the offering and does not expect to obtain any commitments until after the stockholder meeting has occurred.

Failure of the Company to receive shareholder approval in December 2016 on the proposals to increase the number of authorized shares and the authorization of a reverse stock split will likely result in Nasdaq delisting and will significantly impair the Company’s ability to raise the additional capital necessary to continue operations beyond the first quarter of 2017.

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

The Company did not hold any short-term investments classified as available for sale or held to maturity as of September 30, 2016 and December 31, 2015.

The fair value of the Company’s common stock warrant liability is calculated using a Black-Scholes valuation model and is classified as Level 2 in the fair value hierarchy. The common stock warrants issued July 8, 2015 had a fair value of $172,981 and $2,759,583 on September 30, 2016 and December 31, 2015, respectively. The common stock warrants issued November 9, 2015 had a fair value of $14,488 and $118,234 on September 30, 2016 and December 31, 2015, respectively. The common stock warrants issued January 11, 2016 had a fair value of $15,610 and $515,157 on September 30, 2016 and January 11, 2016, respectively. The common stock warrants issued May 2, 2016 had a fair value of $9,836 and $150,195 on September 30, 2016 and May 2, 2016, respectively. The fair value was calculated using the following assumptions:

	July 2015 Warrants		November 2015 Warrants
	September 30, 2016	December 31, 2015	September 30, 2015	December 31, 2015
Risk-free interest rates	0.88%	1.31%	1.14%	1.76%
Expected life	27 months	36 months	49 months	58 months
Expected dividends	0%	0%	0%	0%
Expected volatility	97.89%	97.94%	96.40%	86.27%

	January 2016 Warrants		May 2016 Warrants
	September 30, 2016	January 11, 2016	September 30, 2016	May 2, 2016
Risk-free interest rates	1.14%	1.58%	1.14%	1.32%
Expected life	51 months	60 months	55 months	60 months
Expected dividends	0%	0%	0%	0%
Expected volatility	96.12%	85.90%	94.95%	89.28%

The following table summarizes fair value measurements of the Notes and the common stock warrants issued in 2015 and during the nine months ended September 30, 2016 by level at September 30, 2016:

	Level 1	Level 2	Level 3	Total
Senior amortizing convertible notes			$5,676,000	$5,676,000
Common stock warrants		$212,915		212,915

Total		$212,915	$5,676,000	$5,888,915

Through September 30, 2016, the Company had converted $3.2 million of the Notes’ principal and interest into shares of common stock. For the three month and nine month periods ended September 30, 2016, respectively, there were losses of $909,000 and $200,000 recognized in the condensed consolidated statements of operations from changes in fair value of the Notes.

During the three months ended September 30, 2016, all remaining amounts outstanding from the First Closing were paid off via conversions into shares of common stock. As of December 31, 2015, the fair value of the outstanding Notes from the First Closing was determined to be $1.3 million. On September 30, 2016 and January 11, 2016, the fair value of the outstanding Notes from the Second Closing was determined to be $2.4 million and $9.9 million, respectively. On September 30, 2016 and May 2, 2016, the fair value of the outstanding Notes from the Third Closing was determined to be $3.2 million and $6.0 million, respectively. The fair values were calculated using a Binomial Lattice model and the following assumptions:

	November 2015 Notes		January 2016 Notes
	September 30, 2016	December 31, 2015	September 30, 2016	January 11, 2016
Risk-free interest rates	N/A	1.11%	0.65%	1.01%
Expected life	N/A	1.86 years	1.11 years	1.83 years
Expected dividends	N/A	0%	0%	0%
Expected volatility	N/A	57.5%	70.0%	60.0%
Fair value per share of common stock	N/A	$1.95	$0.14	$1.33

	May 2016 Notes
	September 30, 2016	May 2, 2016
Risk-free interest rates	0.65%	0.69%
Expected life	1.11 years	1.52 years
Expected dividends	0%	0%
Expected volatility	70.0%	65.0%
Fair value per share of common stock	$0.14	$0.80

(4) Inventory

From the Company’s inception, inventory related purchases had been used for research and development related activities and had accordingly been expensed as incurred. In December 2011, the Company began receiving ARTG listings for components of the Maestro Rechargeable System from the Australian Therapeutic Goods Administration, with the final components being listed on the ARTG in January 2012. As a result, the Company determined certain assets were recoverable as inventory beginning in December 2011. The Company accounts for inventory at the lower of cost or market and records any long-term inventory as other assets in the condensed consolidated balance sheets. There was approximately $686,000 and $519,000 of long-term inventory, primarily consisting of raw materials, as of September 30, 2016 and December 31, 2015, respectively.

Current inventory consists of the following as of:

	September 30, 2016	December 31, 2015
Raw materials	$686,629	$576,898
Work-in-process	1,431,056	1,066,345
Finished goods	16,176	43,081

Inventory	$2,133,861	$1,686,324

(5) Commitments and Contingencies

Operating Lease

The Company rents its office, warehouse and laboratory facilities under an operating lease, which was originally set to expire on September 30, 2015. On August 25, 2015, the Company entered into an amendment extending the term of the operating lease for three years until September 30, 2018, with monthly base rent ranging from $18,925 to $20,345. Total rent expense recognized for each of the three month periods ended September 30, 2016 and 2015 was $58,905 and $67,718, and for each of the nine month periods ended September 30, 2016 and 2015 was $176,175 and $203,154. At September 30, 2016, future minimum payments under the lease are as follows:

Year ending December 31:
Remaining three months in 2016	$58,905
2017	235,620
2018	176,715

$471,240

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

Clinical Trials

The Company is evaluating the vBloc System in human clinical trials, including the EMPOWER trial and ReCharge trial. Both of these clinical trials require patients to be followed out to 60 months. The Company is required to pay for patient follow up visits only to the extent they occur. In the event a patient does not attend a follow up visit, the Company has no financial obligation. The Company is also required to pay for explants or revisions, including potential conversions of ReCharge control devices to active devices, should a patient request or be required to have one during the course of the clinical trials. The Company has no financial obligation unless an explant, revision or conversion is requested or required. Clinical trial costs are expensed as incurred.

(6) Senior Amortizing Convertible Notes

On November 4, 2015, the Company entered into the Purchase Agreement to issue and sell to four institutional investors 7% senior amortizing convertible notes due 2017 in three separate closings. The Notes were initially convertible into shares of the Company’s common stock at a price equal to $4.35 per share with an aggregate principal amount of $25.0 million. Each Note was sold with a warrant to purchase a share of common stock (the Warrants) with an exercise price of $4.65 per share. The Company issued and sold Notes and Warrants for aggregate total proceeds of $12.5 million in two separate closings through March 31, 2016, and after entering into the First Amendment, which provided that the scheduled third closing would be split into two separate closings, issued and sold Notes and Warrants for aggregate total proceeds of $6.25 million in the Third Closing. The Company may issue and sell Notes and Warrants for aggregate total proceeds of up to $6.25 million in the Fourth Closing, which pursuant to the Second Amendment, is scheduled to occur no later than December 1, 2016. The Second Amendment provided the holders’ consent to the

Company reducing the conversion price of the Notes from time to time in order to incentivize the holders of the Notes to convert their Notes into shares of the Company’s common stock. Since entering into the Second Amendment, we have experienced a significant increase in accelerated principal and interest conversions at the election of the holders and we have continued to offer incentives to the holders of the Notes to facilitate conversions of the outstanding Notes into equity. In addition, at the Fourth Closing, the holders of the Notes will be obligated to purchase at least 50% of the aggregate principal of the Notes they convert, either on a voluntary or installment conversion basis, on and after July 1, 2016, up to an aggregate principal amount of $6.25 million, although no holder will be obligated to purchase more Notes than originally scheduled in the First Amendment. During the third quarter of 2016, $9.8 million of aggregate principal amount of Notes were converted by holders of the Notes into approximately 60.2 million shares. Between October 1, 2016 and November 11, 2016, $3.2 million of aggregate principal amount of Notes were converted by holders of the Notes into approximately 39.7 million shares of the Company’s common stock.

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

The First Closing occurred on November 9, 2015. At the First Closing, the Company issued and sold Notes with an aggregate principal amount of $1.5 million, along with Warrants exercisable for 117,520 shares. During the quarter ended September 30, 2016, all remaining principal and interest amounts outstanding under Notes issued at the First Closing were paid off via conversions to common shares.

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

At the Fourth Closing, the Company may be required to issue and sell Notes with an aggregate principal amount of up to $6.25 million, along with Warrants exercisable for 489,682 shares, but only if the holders of the Notes waive the requirement that the Company be in compliance with the Closing Conditions at the Fourth Closing.

The following table summarizes the installment amounts and additional conversions by the holders of the Notes issued at the First Closing through September 30, 2016:

	Principal	Interest	Total	Common Shares
Installment amount at December 31, 2015	$65,217	$23,651	$88,868	56,967
Holder conversions during the quarter ended December 31, 2015	18,261	2,375	20,636	13,228

Balance, December 31, 2015	83,478	26,026	109,504	70,195
Installment amount at February 29, 2016	65,217	23,681	88,898	91,953
Installment amount at March 31, 2016	65,217	14,827	80,044	88,960
Holder conversions during the quarter ended March 31, 2016	104,784	12,762	117,546	106,684

Balance, March 31, 2016	318,696	77,296	395,992	357,792
Installment amount at April 30, 2016	65,217	13,853	79,070	101,764
Installment amount at May 31, 2016	65,217	13,082	78,299	148,467
Installment amount at June 30, 2016	54,217	11,275	65,492	251,320
Holder conversions during the quarter ended June 30, 2016	1,627	174	1,801	2,000

Balance, June 30, 2016	504,974	115,680	620,654	861,343
Installment amount at July 31, 2016	65,217	10,148	75,365	386,492
Installment amount at August 31, 2016	46,957	5,830	52,787	321,505
Holder conversions during the quarter ended September 30, 2016	882,852	78,634	961,486	5,076,930

Balance, September 30, 2016	$1,500,000	$210,292	$1,710,292	6,646,270

The following table summarizes the installment amounts and additional conversions by the holders of the Notes issued at the Second Closing through September 30, 2016:

	Principal	Interest	Total	Common Shares
Installment amount at March 2, 2016	$404,762	$149,300	$554,062		*
Holder conversions during the quarter ended March 31, 2016	987,000	124,050	1,111,050	1,048,167

Balance, March 31, 2016	1,391,762	273,350	1,665,112	1,048,167
Installment amount at April 29, 2016	404,762	149,497	554,259	713,334
Installment amount at May 31, 2016	291,428	86,518	377,946	716,625
Installment amount at June 30, 2016	404,762	82,913	487,675	1,598,908
Holder conversions during the quarter ended June 30, 2016	25,373	2,995	28,368	29,000

Balance, June 30, 2016	2,518,087	595,273	3,113,360	4,106,034
Installment amount at July 31, 2016	213,429	47,457	260,886	1,337,879
Installment amount at August 31, 2016	631,429	116,511	747,940	4,536,725
Installment amount at September 30, 2016	404,762	45,846	450,608	3,618,881
Holder conversions during the quarter ended September 30, 2016	4,868,679	418,847	5,287,526	29,277,719

Balance, September 30, 2016	$8,636,386	$1,223,934	$9,860,320	42,877,238

The following table summarizes the installment amounts and additional conversions by the holders of the Notes issued at the Third Closing through September 30, 2016:

	Principal	Interest	Total	Common Shares
Installment amount at June 30, 2016	$212,158	$90,659	$302,817	1,162,000
Holder conversions during the quarter ended June 30, 2016	—	—	—	—

Balance, June 30, 2016	$212,158	$90,659	$302,817	1,162,000
Installment amount at July 31, 2016	147,368	32,374	179,742	921,757
Cash Payment – July 31, 2016 installment	42,105	6,107	48,212		*
Installment amount at August 31, 2016	336,842	62,059	398,901	2,427,886
Installment amount at September, 2016	263,158	41,822	304,980	2,416,643
Holder conversions during the quarter ended September 30, 2016	1,915,698	175,092	2,090,790	10,869,063

Balance September 30, 2016	$2,917,329	$408,113	$3,325,442	17,797,349

*	Cash payments

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

(7) Stock-based Compensation

The fair value method of accounting for share-based payments is applied to all share-based payment awards issued to employees and where appropriate, nonemployees, unless another source of literature applies. When determining the measurement date of a nonemployee’s share-based payment award, the Company measures the stock options at fair value and re-measures such stock options to the current fair value until the performance date has been reached.

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Company’s Amended and Restated 2003 Stock Incentive Plan (the Plan) and inducement grants for the three and nine months ended September 30, 2016 and 2015 was allocated to operating expenses and employees and nonemployees as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Selling, general and administrative	$310,133	$1,107,526	$1,731,768	$3,349,417
Research and development	45,203	329,431	470,181	1,008,325

Total	$355,336	$1,436,957	$2,201,949	$4,357,742

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Employees	$355,225	$1,452,709	$2,198,414	$4,392,741
Nonemployees	$111	(15,752)	3,535	(34,999)

Total	$355,336	$1,436,957	$2,201,949	$4,357,742

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

As of September 30, 2016 there was approximately $3.5 million of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards, which are expected to be recognized over a weighted-average period of 2.37 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three and nine months ended September 30, 2016 and 2015:

	Employees		Employees
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Risk-free interest rates	N/A	1.65%-1.67%	0.87%-1.64%	1.49%-1.80%
Expected life	N/A	6.00-6.25 years	4.00-6.25 years	5.50-6.25 years
Expected dividends	N/A	0%	0%	0%
Expected volatility	N/A	110.72%-111.61%	88.43%-96.10%	83.36%-111.77%

	Nonemployees		Nonemployees
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Risk-free interest rates	1.03%	1.34%-1.79%	0.89%-1.11%	0.02%-2.10%
Expected life	4.00 years	4.89-8.01 years	4.00-4.39 years	0.08-8.51 years
Expected dividends	0%	0%	0%	0%
Expected volatility	96.64%	83.98%-114.89%	92.41%-96.64%	22.42%-132.01%

Option activity under the Plan for the nine months ended September 30, 2016 was as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2015	296,579	1,018,752	$32.83
Shares reserved	—	—	—
Options granted	(152,152)	152,152	0.65
Options exercised	—	—	—
Options cancelled	652,653	(652,653)	31.40

Balance, September 30, 2016	797,080	518,251	25.55

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

The exercise price of the Series A Warrants issued July 8, 2015 was reduced to $2.40 per share on November 9, 2015 as a result of the issuance of the Notes and was further reduced to $1.50 per share on December 31, 2015, $0.97 per share on January 29, 2016, and $0.88 on March 30, 2016, $0.26 on June 30, 2016, $0.19 on August 1, 2016, $0.13 on September 30, 2016 and $0.08 on October 31, 2016 as a result of conversions of principal and interest amounts outstanding under the Notes into shares of our common stock.

Sales Agreement—June 2014

On June 13, 2014, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of the Company’s common stock having aggregate gross sales proceeds of up to $25.0 million, from time to time, through an “at-the-market” equity offering program under which Cowen will act as the Company’s sales agent (the Cowen ATM). The Company will determine, at its sole discretion, the timing and number of shares to be sold under the Cowen ATM. The Company will pay Cowen a commission for its services in acting as agent in the sale of common stock equal to 3.0% of the gross sales price per share of all shares sold through it as agent under the sales agreement. As of December 31, 2015, the Company had sold 367,903 shares under the Cowen ATM at a weighted-average selling price of $20.60 per share for gross proceeds of $7.6 million before deducting offering expenses. There have been no shares sold under the Cowen ATM subsequent to December 31, 2015 through November 11 , 2016. The Company was restricted from issuing shares under the Cowen ATM until November 9, 2016 per the terms of the Purchase Agreement.

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

Overview

We are a medical device company with approvals to commercially launch our product, the vBloc Rechargeable System, in the United States, the European Economic Area and other countries that recognize the European CE Mark. We are focused on the design and development of devices that use neuroblocking technology to treat obesity, metabolic diseases and other gastrointestinal disorders. Our proprietary neuroblocking technology, which we refer to as vBloc Therapy, is designed to intermittently block the vagus nerve using high frequency, low energy, electrical impulses. We have a limited operating history and only recently received U.S. Food and Drug Administration (FDA) approval to sell our product in the United States. In addition, we have regulatory approval to sell our product in the European Economic Area and other countries that recognize the European CE Mark and do not have any other source of revenue. We were incorporated in Minnesota on December 19, 2002 and later reincorporated in Delaware on July 22, 2004. We have devoted substantially all of our resources to the development and commercialization of the vBloc Rechargeable System.

The vBloc Rechargeable System, our initial product, uses vBloc Therapy to limit the expansion of the stomach, help control hunger sensations between meals, reduce the frequency and intensity of stomach contractions and produce a feeling of early and prolonged fullness. We believe the vBloc Rechargeable System offers obese patients a minimally-invasive treatment that can result in significant, durable and sustained weight loss. We believe that our vBloc Rechargeable System allows bariatric surgeons to offer a new option to obese patients who are concerned about the risks and complications associated with currently available anatomy-altering, restrictive or malabsorptive surgical procedures.

We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the vBloc Rechargeable System, for the treatment of adult patients with obesity who have a Body Mass Index (BMI) of at least 40 to 45 kg/m2, or a BMI of at least 35 to 39.9 kg/m2 with a related health condition such as high blood pressure or high cholesterol levels, and who have tried to lose weight in a supervised weight management program and failed within the past five years. We have begun a controlled commercial launch at select surgical centers in the United States and had our first commercial sales in 2015. During 2015, we began a controlled expansion of our commercial operations and started the process of building a sales force. In January 2016, we hired three new executives to oversee this expansion. The direct sales force is supported by field technical managers who provide training, technical and other support services to our customers. Throughout 2015, our sales force called directly on key opinion leaders and bariatric surgeons at commercially-driven surgical centers that met our certification criteria, which led to the training and certification of over 50 surgical centers and 75 surgeons in implanting and administering vBloc Therapy.

We have continued these efforts in the first nine months of 2016 and plan to build on these efforts during the remainder of 2016 through geography and self-pay patient focused direct-to-patient marketing, key opinion leader and center specific partnering, and a multi-faceted reimbursement strategy.

Our direct sales force is targeting outcome-focused, aftercare-based surgical centers in key self-pay markets and is promoting the vBloc Rechargeable System to physicians and patients who have concerns with current bariatric surgical procedures. We are calling on physicians, weight-management specialists, nurses and others involved in the obesity management process who influence patient adoption. Additionally, account management and patient registration processes used during the clinical trial are being transitioned to a commercial registration structure. Centers responsible for implanting our product will be expanded and trained to perform patient selection, implant the vBloc Rechargeable System and manage appropriate follow-up procedures.

Our sales representatives are supported by field clinical experts who are responsible for training, technical support, and other support services at various surgical centers. Our sales representatives implement consumer marketing programs and provide surgical centers and implanting surgeons with educational patient materials.

We market directly to patients but sell our product to select surgical centers throughout the United States that have patients that would like to use the vBloc Rechargeable System to treat obesity and its comorbidities. The surgical centers then sell our product to the patients and implant and administer vBloc Therapy. In 2015 and 2016, the patients that purchased the vBloc Rechargeable System paid for the therapy themselves and did not receive reimbursement from an insurance provider, and we expect that most of our sales will come from self-pay patients in the remainder of 2016 and 2017. Through our agreement with Academy Medical, LLC, the vBloc Rechargeable System was added to Academy Medical’s five-year sole source agreement with the U.S. Department of Veterans Affairs (VA) that allows any VA surgeon in the U.S. to purchase the vBloc System from Academy Medical. Additionally, we are working to obtain coverage for our product from the U.S. Centers for Medicare and Medicaid Service, major insurance carriers, local coverage entities and self-insured plans, including Integrated Delivery Networks (“IDNs”). We received coverage from one significant IDN in the northeast in 2016 and are in active discussions with other IDNs throughout the country. To date, we have relied on, and anticipate that we will continue to rely on, third-party manufacturers and suppliers for the production of the vBloc Rechargeable System.

Data from our ReCharge trial was used to support the premarket approval (PMA) application for the vBloc Rechargeable System, submitted to the FDA in June 2013. The ReCharge trial is a randomized, double-blind, sham-controlled, multicenter pivotal clinical trial testing the effectiveness and safety of vBloc Therapy utilizing our vBloc Rechargeable System. All patients in the trial received an implanted device and were randomized in a 2:1 allocation to treatment or sham control groups. The sham control group received a non-functional device during the trial period. All patients were expected to participate in a standard weight management counseling program. The primary endpoints of efficacy and safety were evaluated at 12 months. As announced, the ReCharge trial met its primary safety endpoint with a 3.7% serious adverse event rate. The safety profile at 12 months was further supported by positive cardiovascular signals including a 5.5 mmHg drop in systolic blood pressure, a 2.8 mmHg drop in diastolic blood pressure and a 3.6 bpm drop in average heart rate.

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

We obtained European CE Mark approval for our vBloc Rechargeable System in 2011 for the treatment of obesity. The CE Mark approval for our vBloc Rechargeable System was expanded in 2014 to also include use for the management of Type 2 diabetes in obese patients. The costs and resources required to successfully commercialize the vBloc Rechargeable System internationally are currently beyond our capability. Accordingly, we intend to devote our near-term efforts toward mounting a successful system launch in the United States. We intend to explore select international markets to commercialize the vBloc Rechargeable System as our resources permit, using direct, dealer and distributor sales models as the targeted market best dictates.

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

Financial Overview

Revenue

We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the vBloc Rechargeable System, and began a controlled commercial launch at select surgical centers in the United States. In 2015 we trained and certified over 50 surgical centers and 75 surgeons in implanting and administering vBloc Therapy. We had our first commercial sales within the United States in 2015 and for the year ended December 31, 2015 we recognized $292,000 in revenue. We have not generated revenue from commercial sales outside of the United States since 2012.

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

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development, quality assurance and clinical and regulatory expenses, incurred in the development of our vBloc Rechargeable System. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, clinical trial expenses, including supplies, devices, explants and revisions, depreciation and travel. We expense research and development costs as they are incurred.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

Sales. Sales were $297,000 for the three months ended September 30, 2016, compared to $64,000 sales for the three months ended September 30, 2015. The increase of $233,000 is the result of continued execution of the controlled commercial launch of the vBloc Rechargeable System at select surgical centers in the United States which resulted in sales of 22 units during the third quarter of 2016 versus six units during the third quarter of 2015.

Cost of Goods Sold. Cost of goods sold were $147,000 for the three months ended September 30, 2016, compared to $23,000 cost of goods sold for the three months ended September 30, 2015. The expense increase was driven primarily by the 267% increase in unit sales over the prior year period. The Company’s gross margin percentage declined to 50.6% for the three months ended September 30, 2016 from 63.5% in the prior year period due primarily to an increase in overhead costs applied to inventory.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.4 million for the three months ended September 30, 2016, compared to $4.3 million for the three months ended September 30, 2015. The decrease of $0.9 million, or 21.6%, from the prior year period was primarily due to declines of $1.2 million of payroll-related expenses, and $171,000 in professional services partially offset by increases of $366,000 in severance and $110,000 of supplies expenses.

Research and Development Expenses. Research and development expenses declined to $1.3 million for the three months ended September 30, 2016 from $1.8 million for the three months ended September 30, 2015. The decrease of $0.5 million, or 28.9%, from the prior year period was primarily due to decreases of $597,000 and $160,000 in payroll-related expenses, and supplies expenses, respectively, partially offset by a $256,000 increase in professional services expenses. The overall decrease in expense levels are the result of the Company’s continued shift away from a research and development focus toward commercialization following FDA approval on January 14, 2015.

Interest Expense. Interest expense was $1.4 million for the three months ended September 30, 2016, compared to $566,000 for the three months ended September 30, 2015. The increase of $826,000 was driven by interest costs from the three closings of the senior amortizing convertible notes (the Notes), that occurred on November 9, 2015, January 11, 2016 and May 2, 2016, and increased interest costs due to significant conversions of amounts due under the Notes into common shares by holders of the Notes during the three months ended September 30, 2016 and, as a result, accelerations of “make-whole” interest amounts due under the Notes. Additionally, $277,000 in debt issuance costs expensed as interest during the second quarter of 2016.

Change in Value of Convertible Notes Payable. The value of the Notes payable increased $909,000 during the three months ended September 30, 2016. During the third quarter of 2016, the principal amount outstanding under the Notes declined from $15.6 million to $5.6 million. Accordingly the valuation discount on the Notes was reduced along with the principal. The Notes contain a conversion feature and the decline in our common stock price from $0.97 to $0.14 on September 30, 2016 partially offset the increase in the fair value of the Notes. The fair market value was calculated using a Binomial Lattice model. There were no Notes outstanding for the three months ended September 30 2015 as the Notes were issued November 9, 2015, January 11, 2016 and May 2, 2016.

Change in Value of Warrant Liability. The value of the common stock warrant liability decreased $242,000 for the three months ended September 30, 2016. Common stock warrant liabilities were recorded on July 8, 2015, November 9, 2015, January 11, 2016 and May 2, 2016, as the common stock warrants issued with the July 8, 2015 public offering and with the Notes provide for certain anti-dilution protections in the event shares of common stock or securities convertible into shares of common stock are issued below the then-existing exercise price. The fair market value was calculated using the Black-Scholes valuation model, which resulted in $179,000, $1,000, $39,000 and $23,000 decreases for the three months ended September 30, 2016 for the common stock warrants issued with the July 8, 2015 public offering, November 9, 2015 Notes, the January 11, 2016 Notes and the May 2, 2016 Notes, respectively, as our stock price decreased from $0.97 on March 31, 2016 and $0.75 on May 2, 2016 to $0.14 on September 30, 2016. There were no warrants outstanding that were required to be measured at fair value for the three months ended September 30, 2015.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Sales. Sales were $645,000 for the nine months ended September 30, 2016, compared to $143,000 sales for the nine months ended September 30, 2015. The increase of $502,000 is the result of continued execution of a controlled commercial launch of the vBloc Rechargeable System at select surgical centers in the United States which began after we received FDA approval on January 14, 2015, and which resulted in sales of 51 units during the nine months ended September 30, 2016 versus six units during the comparable period from 2015.

Cost of Goods Sold. Cost of goods sold were $342,000 for the nine months ended September 30, 2016, compared to $54,000 cost of goods for the nine months ended September 30, 2015. The expense increase was driven primarily by the 480% increase in unit sales over the prior year period. The Company’s gross margin percentage declined to 46.9% for the nine months ended September 30, 2016 from 62.2% in the prior year period due primarily to a reduction in average sales price and, to a lesser degree, by an increase in overhead costs applied to inventory.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.1 million for the nine months ended September 30, 2016, compared to $14.0 million for the nine months ended September 30, 2015. The increase of $1.0 million, or 8.1%, was primarily due to a $1.8 million increase in professional services expenses, primarily during the first two quarters of 2016, as well as a $366,000 increase in severance expenses. These expense increases were partially offset by a $1.3 million decrease in payroll-related expenses. The increase in professional services are the result of increasing commercialization efforts as we continue the controlled commercial launch of the vBloc Rechargable System at select surgical centers in the United States.

Research and Development Expenses. Research and development expenses were $3.9 million for the nine months ended September 30, 2016, compared to $6.5 million for the nine months ended September 30, 2015. The decrease of $2.6 million or 39.9%, was primarily due to decreases of $1.6 million, $587,000 and $225,000 in payroll-related expenses, supply expenses and professional services expenses, respectively. The decreases are the result of a shift away from a research and development focus towards commercialization following FDA approval on January 14, 2015.

Interest Expense. Interest expense was $3.4 million for the nine months ended September 30, 2016, compared to $840,000 for the nine months ended September 30, 2015. The increase of $2.6 million from the prior year is primarily due to the interest expense recognized during the period for the three closings of the Notes that occurred on November 9, 2015, January 11, 2016 and May 2, 2016 and increased interest costs due to significant conversions of amounts due under the Notes into common shares by holders of the Notes during the nine-months ended September 30, 2016 and, as a result, accelerations by of “make-whole” interest amounts due under the Notes. Additionally, approximately $960,000 of debt issuance costs were recognized in the first two quarters of 2016 as interest expense as we elected the fair value alternative for the Notes. Interest expense recognized for the nine months ended September 30, 2015 included a $187,000 success fee paid to Silicon Valley Bank required by the Loan and Security Agreement as a result of achieving FDA approval on January 14, 2015.

Change in Value of Convertible Notes Payable. The value of the Notes payable declined $200,000 during the nine months ended September 30, 2016. The Notes contain a conversion feature and the decline in the Company’s common stock price from $1.95 at December 31, 2015, $1.33 on January 11, 2016, $0.68 at May 2, 2016, to $0.14 on September 30, 2016 was the primary driver of the reduction in the fair value of the Notes. The fair market value was calculated using a Binomial Lattice model. There were no Notes outstanding for the nine months ended September 30, 2015 as the Notes were issued November 9, 2015. However, the decline in the fair value of the Notes was partially offset by the significant reduction of the principal amounts due under the Notes during the third quarter from $15.6 million to $5.6 million.

Change in Value of Warrant Liability. The value of the common stock warrant liability decreased $3.3 million for the nine months ended September 30, 2016, primarily due to the decrease in the market value of the Company’s common stock compared with the exercise price of warrants Common stock warrant liabilities were recorded on July 8, 2015, November 9, 2015, January 11, 2016, and May 2, 2016 as the common stock warrants issued with the July 8, 2015 public offering and with the Notes provide for certain anti-dilution protections in the event shares of common stock or securities convertible into shares of common stock are issued below the then-existing exercise price. The fair market value was calculated using the Black-Scholes valuation model, which resulted in $2.6 million, $104,000, $500,000 and $140,000 decreases for the nine months ended September 30, 2016 for the common stock warrants issued with the July 8, 2015 public offering, November 9, 2015 Notes, the January 11, 2016 Notes and the May 2, 2016 Notes, respectively, as our stock price decreased from $1.95 on December 31, 2015 and $1.33 on January 11, 2016 and $0.75 on May 2, 2016 to $0.14 on September 30, 2016. There were no warrants outstanding that were required to be measured at fair value for the nine months ended. September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had $6.8 million in cash and cash equivalents. Of this amount $2.8 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents. We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. As of September 30, 2016, we had $6.8 million of cash and cash equivalents to fund our anticipated operations through 2016. On November 4, 2015, we entered into a securities purchase agreement (the Purchase Agreement) with institutional investors to issue $25.0 million of Notes along with the accompanying warrants. $1.5 million of the Notes was funded at the initial closing on November 9, 2015 (the First Closing). An additional $11.0 million of the Notes were funded at the second closing on January 11, 2016 (the Second Closing). Pursuant to an amendment to the Purchase Agreement (the First Amendment) entered into on May 2, 2016, the remaining $12.5 million would be funded at two separate closings, with $6.25 million of the Notes funded on May 2, 2016. The remaining amount, up to $6.25 million, may be funded at the fourth closing, which can occur no later than December 1, 2016 (the Fourth Closing). In order for the Fourth Closing to occur, the holders of the Notes must waive certain conditions which are not currently satisfied due to the recent declines in the Company’s stock price as detailed in Note 6 of the Notes to Condensed Consolidated Financial Statements. Such waivers have not yet been either requested or provided. Our anticipated operations include plans to continue the controlled commercial launch of vBloc Therapy, delivered via the vBloc Rechargeable System, which was approved by the FDA on January 14, 2015. We believe that we have the flexibility to manage the growth of our expenditures and operations. In order to accelerate the execution of our business plans we intend to raise additional funds.

Nasdaq Listing Notices

In May 2016, we received written notices from the Nasdaq Stock Market Nasdaq stating that we were not in compliance with the following two Nasdaq listing requirements: (i) the requirement that we have a minimum of $2.5 million stockholders’ equity (the Stockholders’ Equity Requirement) and (ii) the $1.00 minimum bid price stock price requirement (the Minimum Bid Requirement).

On July 19, 2016, we received a letter from Nasdaq granting us an extension until November 14, 2016 to regain compliance with the Stockholders’ Equity Requirement. The extension was granted based on the plan we submitted to Nasdaq to regain compliance with the Stockholders’ Equity Requirement through a combination of note conversions and accelerated principal amortizations and infusions of equity capital prior to the deadline.

We received a notice of delisting on November 9, 2016, and intend to appeal to Nasdaq for a hearing before the Listing Qualification Panel prior to being delisted. The basis for the Company’s appeal of the Nasdaq delisting notices is expected to consist of:

•	Fourth quarter 2016 reductions in the Company’s operating expense levels

•	On November 7, 2016, the Company filed a preliminary proxy statement for a special meeting of our stockholders in order to obtain approval for, among other things, an increase in the number of common shares authorized to be issued and the authorization to effect a reverse-split of its common stock. While obtaining shareholder approval of each of these proposals is not certain, the Company believes it will be able to obtain stockholder approval for the authorized share increase and reverse stock split in December 2016.

•	After stockholder approval is obtained, the Company intends to declare a reverse-split of its outstanding shares of common stock in such a ratio to increase its minimum bid stock price above the $1.00 minimum required by Nasdaq while maintaining is current authorized share count,

•	After stockholder approval is obtained to increase the number of authorized shares and the reverse stock split is implemented, the Company intends to conduct a firm commitment underwritten public offering consisting of common stock and warrants to purchase common stock in amounts sufficient to increase the Company’s shareholder equity above the $2.5 million Nasdaq minimum and to provide funding for the Company’s operations for the foreseeable future. The Company has not yet obtained any commitments to participate in the offering, and does not expect to obtain any commitments until after the stockholder meeting has occurred.

Failure of the Company to receive shareholder approval in December 2016 on the proposals to increase the number of authorized shares and the authorization of a reverse stock split will likely result in Nasdaq delisting and will significantly impair the Company’s ability to raise the additional capital necessary to continue operations beyond the first quarter of 2017.

Sales Agreement—June 2014

On June 13, 2014, we entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of our common stock having aggregate gross sales proceeds of up to $25.0 million, from time to time, through an “at-the-market” equity offering program under which Cowen will act as our sales agent (the Cowen ATM). We will determine, at our sole discretion, the timing and number of shares to be sold under the Cowen ATM. We will pay Cowen a commission for its services in acting as agent in the sale of common stock equal to 3.0% of the gross sales price per share of all shares sold through it as agent under the sales agreement. As of December 31, 2015, we had sold 367,903 shares under the Cowen ATM at a weighted-average selling price of $20.60 per share for gross proceeds of $7.6 million before deducting offering expenses. There have been no shares sold under the Cowen ATM subsequent to December 31, 2015 through November 11, 2016. We were restricted from issuing shares under the Cowen ATM until November 9, 2016 per the terms of the Notes.

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

The exercise price of the Series A Warrants issued July 8, 2015 was reduced to $2.40 per share on November 9, 2015 as a result of the issuance of the Notes and was further reduced to $1.50 per share on December 31, 2015, $0.97 per share on January 29, 2016, $0.26 on June 30, 2016, $0.19 on August 1, 2016, $0.13 on September 30, 2016 and $0.08 on October 31, 2016 as a result of conversions of principal and interest amounts outstanding under the Notes into shares of common stock.

Senior Amortizing Convertible Notes

On November 4, 2015, we entered into the Purchase Agreement to issue and sell to four institutional investors 7% senior amortizing convertible notes due 2017 in three separate closings. The Notes are convertible into shares of our common stock at a price equal to $4.35 per share with an aggregate principal amount of $25.0 million. Each Note was sold with a warrant to purchase a share of common stock (the Warrants) with an exercise price of $4.65 per share. We issued and sold Notes and Warrants for aggregate total proceeds of $12.5 million in two separate closings through March 31, 2016, and after entering into the First Amendment, which provided that the scheduled third closing would be split into two separate closings, issued and sold Notes and Warrants for aggregate total proceeds of $6.25 million in the third closing, which occurred on May 2, 2016 (the Third Closing). We may issue and sell Notes and Warrants for aggregate total proceeds of up to $6.25 million in the Fourth Closing. In order for the Fourth Closing to occur, the holders of the Notes must waive certain conditions which are not currently satisfied due to the recent declines in the Company’s stock price, as detailed in Note 6 to the Notes to Condensed Consolidated Financial Statements. Additionally, the Second Amendment provided the holders’ consents to the Company reducing the conversion price of the Notes from time to time in order to incentivize the holders of the Notes to convert their Notes to common shares. In addition, at the Fourth Closing, the holders of the Notes will be obligated to purchase at least 50% of the aggregate principal of the Notes they convert, either on a voluntary or installment conversion basis, on and after July 1, 2016, up to an aggregate principal amount of $6.25 million, although no individual holder would be obligated to purchase more Notes than originally scheduled in the First Amendment.

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

At the Fourth Closing we may issue and sell Notes with an aggregate principal amount of up to $6.25 million, along with Warrants exercisable for 489,682 shares.

The following table summarizes the installment amounts and additional conversions by the holders of the Notes issued at the First Closing through September 30, 2016:

	Principal	Interest	Total	Common Shares
Installment amount at December 31, 2015	$65,217	$23,651	$88,868	56,967
Holder conversions during the quarter ended December 31, 2015	18,261	2,375	20,636	13,228

Balance, December 31, 2015	83,478	26,026	109,504	70,195
Installment amount at February 29, 2016	65,217	23,681	88,898	91,953
Installment amount at March 31, 2016	65,217	14,827	80,044	88,960
Holder conversions during the quarter ended March 31, 2016	104,784	12,762	117,546	106,684

Balance, March 31, 2016	318,696	77,296	395,992	357,792
Installment amount at April 30, 2016	65,217	13,853	79,070	101,764
Installment amount at May 31, 2016	65,217	13,082	78,299	148,467
Installment amount at June 30, 2016	54,217	11,275	65,492	251,320
Holder conversions during the quarter ended June 30, 2016	1,627	174	1,801	2,000

Balance, June 30, 2016	504,974	115,680	620,654	861,343
Installment amount at July 31, 2016	65,217	10,148	75,365	386,492
Installment amount at August 31, 2016	46,957	5,830	52,787	321,505
Holder conversions during the quarter ended September 30, 2016	882,852	78,634	961,486	5,076,930

Balance, September 30, 2016	$1,500,000	$210,292	$1,710,292	6,646,270

The following table summarizes the installment amounts and additional conversions by the holders of the Notes issued at the Second Closing through September 30, 2016:

	Principal	Interest	Total	Common Shares
Installment amount at March 2, 2016	$404,762	$149,300	$554,062	*
Holder conversions during the quarter ended March 31, 2016	987,000	124,050	1,111,050	1,048,167

Balance, March 31, 2016	1,391,762	273,350	1,665,112	1,048,167
Installment amount at April 29, 2016	404,762	149,497	554,259	713,334
Installment amount at May 31, 2016	291,428	86,518	377,946	716,625
Installment amount at June 30, 2016	404,762	82,913	487,675	1,598,908
Holder conversions during the quarter ended June 30, 2016	25,373	2,995	28,368	29,000

Balance, June 30, 2016	2,518,087	595,273	3,113,360	4,106,034
Installment amount at July 31, 2016	213,429	47,457	260,886	1,337,879
Installment amount at August 31, 2016	631,429	116,511	747,940	4,536,725
Installment amount at September 30, 2016	404,762	45,846	450,608	3,618,881
Holder conversions during the quarter ended September 30, 2016	4,868,679	418,847	5,287,526	29,277,719

Balance, September 30, 2016	$8,636,386	$1,223,934	$9,860,320	42,877,238

The following table summarizes the installment amounts and additional conversions by the holders of the Notes issued at the Third Closing through September 30, 2016:

	Principal	Interest	Total	Common Shares
Installment amount at June 30, 2016	$212,158	$90,659	$302,817	1,162,000
Holder conversions during the quarter ended June 30, 2016	—	—	—	—

Balance, June 30, 2016	212,158	90,659	302,817	1,162,000
Installment amount at July 31, 2016	147,368	32,374	179,742	921,757
Cash Payment – July 31, 2016 installment	42,105	6,107	48,212	*
Installment amount at August 31, 2016	336,842	62,059	398,901	2,427,886
Installment amount at September, 2016	263,158	41,822	304,980	2,416,643
Holder conversions during the quarter ended September 30, 2016	1,915,698	175,092	2,090,790	10,869,063

Balance September 30, 2016	$2,917,329	$408,113	$3,325,442	17,797,349

*	Cash payments

During the third quarter of 2016, $9.8 million of aggregate principal amount of the Notes were converted by holders of the Notes into approximately 60.2 million shares of our common stock. Between October 1, 2016 and November 11, 2016 $3.2 million of aggregate principal amount of Notes were converted by holders of the Notes into approximately 39.7 million shares of our common stock.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $17.1 million and $17.2 million for the nine months ended September 30, 2016 and 2015, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, less noncash expenses for stock-based compensation, depreciation and amortization, change in value of convertible notes payable, change in value of warrant liability, and partially offset by changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $12,000 and $37,000 for the nine months ended September 30, 2016 and 2015, respectively. Net cash used in investing activities for the nine months ended September 30, 2016 and 2015 is attributable to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $16.0 million and $17.9 million for the nine months ended September 30, 2016 and 2015, respectively. Net cash provided by financing activities for the nine months ended September 30, 2016 was due to $17.25 million in gross proceeds from the issuance of the Notes on January 11, 2016 and May 2, 2016, offset by $727,000 of debt issuance costs and principal repayments of $447,000 on the Notes. Net cash provided by financing activities for the nine months ended September 30, 2015 was due to gross proceeds of $16.0 million from the July 8, 2015 public offering and ATM draws of $6.7 million, offset by 3.0 million in principal repayments on our long-term debt and $1.7 million in financing costs

Operating Capital and Capital Expenditure Requirements

We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the vBloc Rechargeable System, and have begun a controlled commercial launch at select surgical centers in the United States. We had our first commercial sales within the United States in 2015 and for the year ended December 31, 2015 we recognized $292,000 in revenue. For the nine months ended September 30, 2016 we recognized $348,000 in revenue. We anticipate that we will continue to incur net losses for the next several years as we develop our products, commercialize our vBloc Rechargeable System, develop the corporate infrastructure required to sell our products, operate as a publicly-traded company and pursue additional applications for our technology platform.

We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. As of September 30, 2016, we had $6.8 million of cash and cash equivalents to fund our anticipated operations through 2016 and early 2017. In order to decrease our rate of usage of remaining cash and to increase the length of time wecan continue to operate with existing cash balances, we have taken actions beginning in the third quarter of 2016 to reduce cash operating expenses and have taken further expense reduction actions early in the fourth quarter of 2016. Because we currently do not have a sufficient number of common shares available to sell in order to raise additional capital for operations, we are in the process of seeking stockholder approval to increase the number of common shares authorized to be issued along with authorization to effect a reverse-split of our shares of common stock. On November 7, 2016, we filed a preliminary proxy statement for a special meeting of our stockholders in order to obtain approval for, among other things, an increase in the number of common shares authorized to be issued and the authorization to effect a reverse split of our common stock. While obtaining shareholder approval of each of these proposals is not certain, we believe that we will be able to obtain stockholder approval for the authorized share increase and reverse stock split in December 2017.

If we are able to obtain stockholder approval for the authorized share increase and the reverse stock split, and are able to raise sufficient funds through sale of our equity, our anticipated operations include continuing the controlled commercial launch of vBloc Therapy, delivered via the vBloc Rechargeable System, which was approved by the FDA on January 14, 2015. In order to execute our business plans we will need to raise additional funds in the future. Obtaining funds through the sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. The sale of additional equity may require us to obtain approval from our stockholders to increase the number of shares of common stock we have authorized under our certificate of incorporation. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable.

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

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our vBloc Rechargeable System, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the products and successfully deliver a commercial product to the market. Our future capital requirements will depend on many factors, including, but not limited to, the following:

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our vBloc Rechargeable System and any products that we may develop;

•	the rate of market acceptance of our vBloc Rechargeable System and vBloc Therapy and any other product candidates;

•	the cost and timing of obtaining adequate coding, coverage or payment levels for our vBloc Rechargeable System and vBloc Therapy by government healthcare programs and other third-party payors;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;

•	the effect of competing products and market developments;

•	the cost of explanting clinical devices;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish;

•	any revenue generated by sales of our vBloc Rechargeable System or our future products;

•	the scope, rate of progress, results and cost of our clinical trials and other research and development activities;

•	the cost and timing of obtaining any further required regulatory approvals;

•	the cost of any recalls or other field actions required either by us or by regulatory bodies in those countries in which we market our products; and

•	the extent to which we invest in products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

During the nine months ended September 30, 2016, there were no material changes to our significant accounting policies which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

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

There have been no other significant changes in recent accounting pronouncements during the nine months ended September 30, 2016 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash and cash equivalents. As of September 30, 2016, we had $11.5 million in cash and cash equivalents. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the three months ended September 30, 2016 to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2015 and in Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2016.

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

ENTEROMEDICS INC.

BY:	/S/ DAN W. GLADNEY
Dan W. Gladney
President and Chief Executive Officer (Principal Executive Officer)

BY:	/S/ Scott P. Youngstrom
Scott P. Youngstrom
Chief Financial Officer and Chief Compliance Officer (Principal Financial and Accounting Officer)

Dated: November 14, 2016

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed on May 9, 2014 (File No. 333-195855)).

3.2	Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 8, 2016 (File No. 1-33818)).

3.3	Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 8, 2016 (File No. 1-33818)).

3.4	Amended and Restated Bylaws of the Company, as currently in effect. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

† 10.1	Executive Employment Agreement, by and between EnteroMedics Inc. and Scott Youngstrom, dated October 3, 2016 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	Indicates management contract or compensation plan or agreement.
#	Confidential portions of this exhibit (indicated by asterisks) have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.