Form 10-Q
period 2017-03-31
EnteroMedics Inc
filed 2017-05-15
CIK 1371217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission file number: 1-33818

ENTEROMEDICS INC.

(Exact name of registrant as specified in its charter)

Delaware	48-1293684
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2800 Patton Road, St. Paul, Minnesota 55113
(Address of principal executive offices, including zip code)

(651) 634-3003
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting entity)	Smaller Reporting Company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2017, 6,906,878 shares of the registrant’s Common Stock were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENTEROMEDICS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$18,681,046	$3,310,787
Accounts receivable (net of allowance for bad debts of $20,000 at March 31, 2017 and December 31, 2016)	68,153	143,692
Inventory	1,702,928	1,789,578
Prepaid expenses and other current assets	401,757	476,624
Total current assets	20,853,884	5,720,681
Property and equipment, net	171,598	200,720
Other assets	684,343	1,119,405
Total assets	$21,709,825	$7,040,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$533,597	$1,311,706
Accrued expenses	3,183,909	2,751,415
Total current liabilities	3,717,506	4,063,121
Common stock warrant liability	46,737	39,119
Total liabilities	3,764,243	4,102,240
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized and zero shares outstanding at March 31, 2017 and December 31, 2016; 12,531 and zero shares issued at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 6,906,878 and 2,736,621 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	69,069	27,366
Additional paid-in capital	326,184,707	303,852,582
Accumulated deficit	(308,308,194)	(300,941,382)
Total stockholders’ equity	17,945,582	2,938,566
Total liabilities and stockholders’ equity	$21,709,825	$7,040,806

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Sales	$40,040	$72,000
Cost of goods sold	29,523	40,135
Gross profit	10,517	31,865
Operating expenses:
Selling, general and administrative	5,928,986	6,141,177
Research and development	1,124,413	1,432,381
Total operating expenses	7,053,399	7,573,558
Operating loss	(7,042,882)	(7,541,693)
Other income (expense):
Interest income	100	1,691
Interest expense	—	(1,149,294)
Change in value of warrant liability	(323,130)	1,779,414
Change in value of convertible notes payable	—	(499,568)
Other, net	(900)	688
Net loss	$(7,366,812)	$(7,408,762)
Net loss per share—basic and diluted	$(1.27)	$(66.14)
Shares used to compute basic and diluted net loss per share	5,788,282	112,014

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(7,366,812)	$(7,408,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,122	39,393
Stock-based compensation	2,246,400	1,092,488
Amortization of commitment fees, debt issuance costs and original issue discount	—	815,421
Change in value of convertible notes payable	—	499,568
Change in value of warrant liability	323,130	(1,779,414)
Change in operating assets and liabilities:
Accounts receivable	75,539	2,928
Inventory	86,650	(181,882)
Prepaid expenses and other current assets	74,867	(42,036)
Other assets	435,063	(87,520)
Accounts payable	(778,109)	89,397
Accrued expenses	432,492	(112,135)
Accrued interest payable	—	174,148
Net cash used in operating activities	(4,441,658)	(6,898,406)
Cash flows from investing activities:
Purchases of property and equipment	—	(11,544)
Net cash used in investing activities	—	(11,544)
Cash flows from financing activities:
Proceeds from warrants exercised	3,318,013	—
Proceeds from sale of common stock and warrants for purchase of common stock	6,468,148	—
Proceeds from sale of convertible preferred stock	12,531,000	—
Common stock financing costs	(2,505,244)	(14,000)
Proceeds from convertible notes payable	—	11,000,000
Repayments on convertible notes payable	—	(404,762)
Debt issuance costs	—	(445,003)
Net cash provided by financing activities	19,811,917	10,136,235
Net increase in cash and cash equivalents	15,370,259	3,226,285
Cash and cash equivalents:
Beginning of period	3,310,787	7,927,240
End of period	$18,681,046	$11,153,525
Supplemental disclosure:
Cash paid for interest	$—	$163,152
Noncash investing and financing activities:
Conversion of convertible preferred shares to common stock	$12,531,000	$—
Conversion of convertible notes and interest payable	$—	$1,397,538

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

The Company’s board of directors and stockholders approved a 1-for-70 reverse split (the Reverse Stock Split) of the Company’s outstanding common stock that became effective after trading on December 27, 2016. The Reverse Stock Split did not change the par value of the Company’s stock or the number of preferred shares authorized by the Company’s Fifth Amended and Restated Certificate of Incorporation. An amendment to the Certificate of Incorporation was also approved in connection with the Reverse Stock Split to increase the number of shares of the Company’s common stock authorized for issuance to 300 million shares, effective immediately after the Reverse Stock Split.. All share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Risks and Uncertainties

The Company is focused on the design and development of medical devices that use neuroblocking technology to treat obesity, metabolic diseases and other gastrointestinal disorders and currently has approvals to commercially launch the vBloc Neuromodulation System (vBloc System) in the United States, the European Economic Area and other countries that recognize the European CE Mark. The Company has devoted substantially all of its resources to recruiting personnel, developing its product technology, obtaining patents to protect its intellectual property and raising capital, and in 2015 commenced commercial operations in the United States.

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

The accompanying condensed consolidated financial statements and notes thereto are unaudited. In the opinion of the Company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair presentation. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet as of December 31, 2016 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. The Company’s common stock warrants are required to be reported at fair value and the Company has elected to report its senior amortizing convertible notes at fair value. The fair values of common stock warrants and investments in debt and equity securities, if any, are disclosed in Note 3.  The fair values of senior amortizing convertible notes (the Notes) outstanding, if any, are valued using a Binomial Lattice model.

Common Stock Warrant Liability

Common stock warrants that were issued in connection with the July 8, 2015 public offering (the Series A Warrants) and the common stock warrants issued in connection with the  November 9, 2015, January 11, 2016 and May 2, 2016 7% senior amortizing convertible notes (the Note Warrants) are classified as a liability in the condensed consolidated balance sheets, as the common stock warrants issued provide for certain anti-dilution protections in the event shares of common stock or securities convertible into shares of common stock are issued below the then-existing exercise price. The fair value of these common stock warrants is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value being recognized as a component of other income (expense) in the condensed consolidated statements of operations.

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

Medical Device Excise Tax

On January 14, 2015, the Company received FDA approval for vBloc Therapy, delivered via the vBloc System, and starting in the second quarter of 2015 revenues were generated from sales in the United States. As a result, the Company is now required to pay a quarterly Medical Device Tax which is a part of the Affordable Care Act, which imposes a 2.3% excise tax on the sale of certain medical devices by device manufactures, producers or importers. The excise tax was effective on sales of devices made after December 31, 2012. The Company records the Medical Device Tax as an operating expense in the condensed consolidated statements of operations. A moratorium was placed on the Medical Device Tax for 2016 and 2017.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. There was no difference from reported net loss for the three months ended March 31, 2017 and 2016.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, title or risk of loss has passed, the selling price is fixed or determinable and collection is reasonably assured. Products are sold through direct sales or medical device distributors and revenue is recognized upon sale to a bariatric center of excellence or a medical device distributor when no right of return or price protection exists. Terms of sales to international distributors are generally EXW, reflecting that goods are shipped “ex works,” in which risk of loss is assumed by the distributor at the shipping point. A provision for returns is recorded only if product sales provide for a right of return. No provision for returns was recorded for the three months ended March 31, 2017 and 2016, as the product sales recorded did not provide for rights of return.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net loss	$(7,366,812)	$(7,408,762)
Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	5,788,282	112,014
Net loss per share—basic and diluted	$(1.27)	$(66.14)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,
	2017	2016
Stock options outstanding	1,132,394	27,912
Warrants to purchase common stock	3,040,751	63,955

Recently Issued or Adopted Accounting Standards

In May 2014, FASB issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update No. 2014-09 (ASU 2014-09)), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2017.  The Company does not believe that the adoption of the new standard will have a material effect on its previously reported revenue in that the accounting related to its current revenue-based business practices will not change under the new standard, though incremental disclosures required by the new standard may be significant.

In March 2016, FASB issued Improvements to Employee Share-Based Payment Accounting, (Accounting Standards Update No. 2016-09 (ASU 2016-09)), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, the estimation of forfeitures, shares withheld for taxes and classification of shares withheld for taxes on the statement of cash flows. As part of the adoption of this guidance the Company has elected to account for forfeitures of share-based awards as they occur.  The Company prospectively adopted ASU 2016-09 as required on January 1, 2017 and the adoption did not have a material effect on its consolidated financial statements.

There have been no other significant changes in recent accounting pronouncements during the three months ended March 31, 2017 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

(2)  Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company currently is not generating revenue from operations that is significant relative to its level of operating expenses, and does not anticipate generating significant revenue from operations or otherwise in the short-term. The Company has financed its operations to date principally through the sale of equity securities, debt financing and interest earned on investments. The Company’s history of operating losses, limited cash resources and lack of certainty regarding obtaining significant third-party reimbursement for the vBloc System or timing thereof,  raise substantial doubt about our ability to continue as a going concern absent a strengthening of our cash position.

On January 23, 2017, the Company closed an underwritten public offering consisting of units of common stock, convertible preferred stock and warrants to purchase common stock.  Gross proceeds of the offering were $19.0 million, prior to deducting underwriting discounts and commissions and offering expenses of $2.5 million.  During the three months ended March 31, 2017, common stock warrants for 592,256 shares of common stock were exercised by warrant holders with proceeds to the Company of $3.3 million.  As of March 31, 2017, the Company had $18.7 million of cash and cash equivalents to fund its operations into early 2018.

The Company’s anticipated operations include plans to expand the controlled commercial launch of vBloc Therapy, delivered via the vBloc System. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.   However, the Company will ultimately need to achieve sufficient revenues from product sales and/or obtain additional debt or equity financing to support its operations.

Management is currently pursuing various funding options, including seeking additional equity financing as well as a strategic merger or other transaction to obtain additional funding or expand its product line during 2017 to continue the development of, and to successfully commercialize, the vBloc System. While there can be no assurance that the Company will be successful in its efforts, the Company has a long history of raising equity financing to fund its development activities. Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, the Company’s business, result of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.

(3)  Fair Value Measurements

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

The Company did not hold any short-term investments classified as available for sale or held to maturity as of March 31, 2017 and December 31, 2016.

The fair value of the Company’s common stock warrant liability is calculated using a Black-Scholes valuation model and is classified as Level 2 in the fair value hierarchy. The fair values are presented below along with the valuation assumptions:

	Series A Warrants				November 2015 Note Warrants
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
Risk-free interest rates	1.27%		1.20%		1.50%		1.47%
Expected life	21	months	24	months	43	months	46	months
Expected dividends	—%		—%		—%		—%
Expected volatility	181.45%		122.03%		136.37%		102.29%
Fair value	$20,626		$36,000		$2,303		$449

		January 2016 Note Warrants			May 2016 Note Warrants
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
Risk-free interest rates	1.93%		1.93%			1.93%	1.93%
Expected life	45	months	48	months	49	months	52	months
Expected dividends	—%		—%			—%	—%
Expected volatility	133.88%		108.57%			130.39%	106.37%
Fair value	$15,163		$1,633		$8,645		$1,037

The following table summarizes fair value measurements of the Series A Warrants and Note Warrants by level at December 31, 2016 and March 31, 2017:

	Level 1	Level 2	Level 3	Total
Common stock warrants at December 31, 2016	$—	$39,119	$—	$39,119
Common stock warrants at March 31, 2017	$—	$46,737	$—	$46,737

During the three months ended  March 31, 2016, the Company had amounts outstanding from  7% senior amortizing convertible notes (the Notes) related to Note issuances  on November 9, 2015 (the First Closing) and January 11, 2016 (the Second Closing), when the Company issued Notes with principal amounts of $1.5 million and $11.0 million, respectively.  As of December 31, 2015 and March 31, 2016, the fair value of the outstanding Notes from the First Closing was determined to be $1.3 million and $1.2 million, respectively. The fair value of the Notes issued with the Second Closing was determined to be $9.9 million on the January 11, 2016 issue date and $9.5 million on March 31, 2016.   The fair values were calculated using a Binomial Lattice model and the following assumptions:

	November 2015 Notes				January 2016 Notes
	March 31, 2016		December 31, 2015		March 31, 2016		January 11, 2016
Risk-free interest rates	0.68%		1.11%		0.68%		1.01%
Expected life	1.61	years	1.86	years	1.61	years	1.83	years
Expected dividends	—%		—%		—%		—%
Expected volatility	65.0%		57.5%		65.0%		60.0%
Fair value per share of common stock	$0.01		$0.03		0.01		$0.02

(4)  Inventory

From the Company’s inception, inventory related purchases had been used for research and development related activities and had accordingly been expensed as incurred. In December 2011, the Company began receiving ARTG listings for components of the VBloc Rechargeable System from the Australian Therapeutic Goods Administration, with the final components being listed on the ARTG in January 2012. As a result, the Company determined certain assets were recoverable as inventory beginning in December 2011. The Company accounts for inventory at the lower of cost or market and records any long-term inventory as other assets in the condensed consolidated balance sheets. There was $667,000 and $676,000 of long-term inventory, primarily consisting of raw materials, as March 31, 2017 and December 31, 2016, respectively.

Current inventory consists of the following as of:

	March 31,	December 31,
	2017	2016
Raw materials	$283,281	$335,606
Work-in-process	1,403,761	1,437,957
Finished goods	15,886	16,015
Inventory	$1,702,928	$1,789,578

(5)  Commitments and Contingencies

Operating Lease

The Company rents its office, warehouse and laboratory facilities under an operating lease, which was originally set to expire on September 30, 2015. On August 25, 2015, the Company entered into an amendment extending the term of the operating lease for three years until September 30, 2018, with monthly base rent ranging from $18,925 to $20,345. Total rent expense recognized for each of the three month periods ended March 31, 2017 and 2016 was $58,905 and $67,718. At March 31, 2017, future minimum payments under the lease are as follows:

Year ending December 31,
Remaining nine months of 2017	$178,844
2018	183,103
$361,947

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

Product Liability Claims

The Company is exposed to product liability claims that are inherent in the testing, production, marketing and sale of medical devices. Management believes any losses that may occur from these matters are adequately covered by insurance, and the ultimate outcome of these matters will not have a material effect on the Company’s financial position or results of operations. The Company is not currently a party to any product liability litigation and is not aware of any pending or threatened product liability litigation that could have a material adverse effect on the Company’s business, operating results or financial condition.

Litigation

On February 28, 2017, the Company received a class action and derivative complaint filed on February 24, 2017 in U. S. District Court for the District of Delaware by Vinh Du, one of the Company’s shareholders. The complaint names as defendants EnteroMedics, the board of directors and four members of our senior management, namely, Scott Youngstrom, Nick Ansari, Peter DeLange and Paul Hickey, and contains a purported class action claim for breach of fiduciary duty against the board of directors and derivative claims for breach of fiduciary duty against the board of directors and unjust enrichment against our senior management.  The allegations in the complaint relate to the increase in the number of shares authorized for grant under our Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”), which was approved by our shareholders at the Special Meeting of Shareholders held on December 12, 2016 (the “Special Meeting”), and to our subsequent grant of stock options on February 8, 2017, to the Company’s Directors and senior management to purchase an aggregate of 1,093,450 shares of our common stock (the “Option Grants”).  In the complaint, the plaintiff contends that (i) the number of shares authorized for grant under the Plan, as adjusted by the board of directors after the Special Meeting for the subsequent recapitalization of the Company, resulted from an alleged breach of fiduciary duties by the board of directors, and (ii) our senior management was allegedly unjustly enriched by the subsequent Option Grants.  The plaintiff seeks relief in the form of an order rescinding the Plan as approved by the shareholders at the Special Meeting, an order cancelling the Option Grants, and an award to plaintiff for his costs, including fees and disbursements of attorneys, experts and accountants.  On April 17, 2017, we filed a motion to dismiss the complaint based on the plaintiff’s failure to satisfy Delaware’s demand requirement for a derivative action and failure to state a valid claim.  The defendant has until June 15, 2017 to file its response to the motion to dismiss.  We believe the allegations in the complaint are without merit, and intend to defend the action vigorously.

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

(6)  Senior Amortizing Convertible Notes

On November 9, 2015, January 11, 2016 and May 2, 2016 the Company issued 7% senior amortizing convertible notes (the Notes) with principal amounts of $1.5 million, $11.0 million and $6.25 million.  Note Warrants were also issued in connection with each of the three Notes.  As of December 31, 2016 the Notes were fully amortized, primarily through non-cash conversions of the Notes into shares of common stock.  For the three months ended March 31, 2016, the condensed consolidated statement of operations includes interest expense related to the Notes.  See further details regarding the Notes and Note Warrants in footnote 8 to the Company’s Consolidated Financial Statements contained in our Annual Report on Form 10-K for the Year Ended December 31, 2016.

(7)  Stock-based Compensation

The fair value method of accounting for share-based payments is applied to all share-based payment awards issued to employees and where appropriate, nonemployees, unless another source of literature applies.

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Company’s Amended and Restated 2003 Stock Incentive Plan (the Plan) and inducement grants for the three months ended March 31, 2017 and 2016, including $142,000 and $3,000 for nonemployees, respectively, was allocated to operating expenses follows:

	Three Months Ended
	March 31,
	2017	2016
Selling, general and administrative	$2,217,200	$839,777
Research and development	29,200	252,711
Total	$2,246,400	$1,092,488

As of March 31, 2017 there was approximately $6.4 million of total unrecognized compensation costs, net of estimated forfeitures, related to employee unvested stock option awards, which are expected to be recognized over a weighted-average period of 2.8 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rates	1.92%–2.39%	1.16%–1.64%
Expected life	6.00 years	5.00 years–6.25 years
Expected dividends	0%	0%
Expected volatility	114.38%–131.24%	88.43%–92.24%

Option activity under the Plan for the three months ended March 31, 2017 was as follows:

		Outstanding Options

	Shares
	Available For	Number of	Weighted-Average
	Grant	Shares (1)	Exercise Price (1)
Balance, December 31, 2016	2,988,243	19,840	$770.35
Shares reserved	—	—	—
Options granted	(1,113,450)	1,113,450	7.12
Options exercised	—	—	—
Options cancelled	896	(896)	65.14
Balance, March 31, 2017	1,875,689	1,132,394	$20.34

_________________

(1)

Outstanding option amounts as of December 31, 2016 and March 31, 2017 include both 2003 Plan options as well as inducement options granted in November 2015 and January 2016 to executive officers in conjunction with their recruitment.

(8)  Stock Sales

On January 23, 2017, the Company closed an underwritten public offering consisting of units of common stock, convertible preferred stock and warrants to purchase common stock.  Gross proceeds of the offering were $19.0 million, prior to deducting underwriting discounts and commissions and offering expenses of $2.5 million.

The offering was comprised of Class A Units, priced at a public offering price of $5.31 per unit, with each unit consisting of one share of common stock and one five-year warrant (each, a "2017 Warrant") to purchase one share of common stock with an exercise price of $5.84 per share, and Class B Units, priced at a public offering price of $1,000 per unit, with each unit comprised of one share of Series A  Preferred Stock (the Preferred Stock), which was convertible into 188 shares of common stock, and 2017 Warrants to purchase 188 shares of common stock. The conversion price of the Preferred Stock issued in the transaction as well as the exercise price of the 2017 Warrants are fixed priced and do not contain any variable pricing features nor any price based anti-dilutive features apart from customary adjustments for splits and reverse splits of common stock and both have been recorded within Shareholders’ Equity in the condensed consolidated balance sheet.  The Preferred Stock included a beneficial ownership limitation of 4.99%, but had no dividend preference (except to extent dividends are also paid on the common stock), liquidation preference or other preferences over common stock. The securities comprising the units were immediately separable were issued separately.

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

(9)  Warrants

During the three months ended March 31, 2017, common stock warrants for 592,256 shares of common stock were exercised by warrant holders with proceeds to the Company of $3.3 million.

Stock warrant activity for the three months ended March 31, 2017 is as follows:

		Weighted
		Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2016	55,049	$238.90
Granted (1)	3,577,994	5.84
Exercised	(592,256)	5.60
Cancelled	(36)	238.90
Balance, March 31, 2017	3,040,751	$8.00

_______________

(1)          See Note 8 regarding the issuance of 2017 Warrants

(10)  Subsequent Events

On April 26, 2017, the Company entered into a Clinical Trial Agreement (the “Agreement”) with Southern California Permanente Medical Group (“Southern”) with an effective date of June 1, 2017.  Under the Agreement, the Company is sponsoring an investigator-initiated study with Southern California Permanente Medical Group, a division of Kaiser Permanente, to study vBloc therapy as a treatment for Type 2 diabetic patients with obesity over a three-year period.  As sponsor of the study, the Company is obligated to pay Southern approximately $3.4 million over three years to fund the study.  Either party may terminate the Agreement at any time upon 30 days’ notice.

ITEM  2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

In 2016, we continued our commercialization efforts in the United States, deriving revenues from our primary business activity. We expect to incur significant sales and marketing expenses prior to recording sufficient revenue to offset these expenses. We expect our selling, general and administrative expenses to increase as we continue to add the infrastructure necessary to support our commercial sales, operate as a public company and develop our intellectual property portfolio. During the first quarter of 2017, we began to pursue additional commercial data of vBloc Therapy from our customers and their patients as well as from research institutions in order to enhance our case with third-party payers that the vBloc System can have a clinically meaningful level of effectiveness in reducing the incidence of diabetes and other co-morbidities in certain patients.  One aspect of this strategy is providing vBloc System devices to customers at significant discounts to normal pricing or a limited number of promotional units to customers at no charge.   For these reasons, we expect to continue to incur operating losses for the next several years. We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments.

Financial Overview

Revenue

We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the vBloc System, and began a controlled commercial launch at select surgical centers in the United States. We had our first commercial sales within the United States in 2015 and we recognized $292,000 in revenue.  During the year ended December 31, 2016, recognized 787,000 in revenue.  We have not generated revenue from commercial sales outside of the United States since 2012.

Any revenue from initial sales of a new product in the United States or internationally is difficult to predict and in any event will only modestly reduce our continued losses resulting from our research and development and other activities.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, market development and administrative personnel, including stock-based compensation. Other significant expenses include professional services and consulting fees, costs associated with attending medical conferences, other professional fees for legal services, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, and accounting services, cash management fees and travel expenses.  Also included are the cost of promotional units periodically provided to select customers at no charge in order to introduce them to our product and to enhance our ability to collect commercial data of vBloc Therapy.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

Sales. Sales were $40,000 for the three months ended March 31, 2017 compared with $72,000 for the first quarter of 2016.  Unit sales for both the first quarter of 2017 and the first quarter of 2016 were six units. The reduction in sales revenue was primarily due to two factors: (a) reduced pricing offered customers in connection with our efforts to initially place vBloc systems and, subsequently, gather commercial data of vBloc Therapy and (b) marketing program cost savings measures undertaken during the 2016 fourth quarter which resulted in the Company beginning 2017 with limited sales momentum.

Cost of Goods Sold. Cost of goods sold were $30,000 for the three months ended March 31, 2017, compared to $40,000 cost of goods sold for the three months ended March 31, 2016. The expense decrease was driven primarily by the product mix of units sold over the prior year period. The Company’s gross margin percentage declined to 26.3% for the three months ended March 31, 2017 from 44.3% in the prior year period due primarily to discounting and downward pressure on pricing.

Selling , General and Administrative Expenses. Selling, general and administrative expenses were $5.9 million for the three months ended March 31, 2017, compared to $6.1 million for the three months ended March 31, 2016. The decrease of $212,000, or 3.5%, from the prior year period was primarily due to declines of $635,000, $150,000, and $48,000 of professional services expenses, travel expenses, and facilities expenses, respectively, partially offset by an increase of $531,000 of payroll-related expenses.  The payroll-related expense increase includes an increase of $1.2 million of non-cash stock compensation expense for employees, partially offset by a decline in other compensation expenses of $711,000.  Other compensation expenses declined as the result of fewer employees on the Company’s payroll during first quarter of 2017 than the comparable period of 2016 and from a 20% reduction in base salaries imposed on all employees during January of 2017.

Research and Development Expenses. Research and development expenses declined to $1.1 million for the three months ended March 31, 2017 from $1.4 million for the three months ended March 31, 2016. The decrease of $308,000, or 21.5%, was primarily due to decreases of $353,000 and $69,000 in payroll-related expenses, and professional services expenses, respectively, partially offset by increases of $94,000 in supply expenses. The decrease in payroll-related expenses includes a $224,000 reduction in non-cash stock compensation expense and as well as reductions of other compensation expense resulting from fewer employees on the Company’s payroll during first quarter of 2017 than the comparable period of 2016 and from a 20% reduction in base salaries imposed on all employees during January of 2017.  The overall decrease in expense levels are the result of the Company’s continued shift away from a research and development focus toward commercialization following FDA approval on January 14, 2015.

Interest Expense. Interest expense was zero for the three months ended March 31, 2017, compared to $1.1 million for the three months ended March 31, 2016. Interest expense for the first quarter of 2016 included interest related to the then outstanding 7% senior amortizing convertible notes (the Notes) with original principal amounts of $1.5 million and $11.0 million, respectively, and issuance dates of November 9, 2015 and January 11, 2016, respectively.  As of December 31, 2016 the Notes were fully amortized.

Change in Value of Convertible Notes Payable. Since the convertible notes were fully amortized as of December 31, 2016, there was no valuation change to be recognized in the condensed consolidated statements of operations for the three months ended March 31, 2017. For the three months ended March 31, 2016 the value of the liability increased $500,000 based on the then outstanding Notes’ fair market value calculated using a Binomial Lattice model.

Change in Value of Warrant Liability. The value of the common stock warrant liability for our Series A and Notes Warrants increased $323,000 during the three months ended March 31, 2017, primarily the result of marking to market Series A and Note Warrants for 40,858 common shares as of the date of their exercise.  The value of the common stock warrant liability for our Series A and Notes Warrants decreased $1.8 million during the three months ended March 31, 2016. The fair market value of the warrant liability is calculated using the Black-Scholes valuation model, and is primarily driven by the reduction in the Company’s stock price from $0.03 at December 31, 2015 to $0.01 at March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had $18.7 million in cash bank deposits.  While we had no short-term money market funds or other investments at March 31, 2017, we periodically invest in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Periodically, we invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.

We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments.    On January 23, 2017, we received $19.0 million in gross proceeds, prior to deducting offering expenses of $2.5 million, at the closing of an underwritten public offering of units in order to fund our future operations (see Note 8, “Stock Sales” to the condensed consolidated financial statements included with this Form 10-Q for the Quarter Ended March 31, 2017).  In addition during the three months ended March 31, 2017, the Company collected proceeds of $3.3 million from the exercise of common stock warrants for 592,256 shares of common stock.

Our anticipated operations include plans to continue the controlled commercial launch of vBloc Therapy, delivered via the vBloc System, which was approved by the FDA on January 14, 2015. We believe that we have the flexibility to manage the growth of our expenditures and operations. In order to accelerate the execution of our business plans we intend to raise additional funds.

Management is currently pursuing various funding options, including seeking additional equity financing as well as a strategic merger or other transactions to obtain additional funding or expand its product line during 2017 to continue the development of, and to successfully commercialize, the vBloc System. While there can be no assurance that the Company will be successful in its efforts, the Company has a long history of raising equity financing to fund its development activities. Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, the Company’s business, result of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.

Senior Amortizing Convertible Notes

On November 9, 2015, January 11, 2016 and May 2, 2016 the Company issued 7% senior amortizing convertible notes (the Notes) with principal amounts of $1.5 million, $11.0 million and $6.25 million.  Note Warrants were also issued in connection with each of the three Notes.  As of December 31, 2016 the Notes were fully amortized, primarily through non-cash conversions of the Notes into shares of common stock.  For the three months ended March 31, 2016, the condensed consolidated statement of operations includes interest expense related to the Notes.  See further details regarding the Notes and Note Warrants in footnote 8 to the Company’s consolidated financial statements contained in our Annual Report on Form 10-K for the Year Ended December 31, 2016, which are incorporated herein by reference.

Net Cash Used in Operating Activities

Net cash used in operating activities was $4.4 million and $6.9 million for the three months ended March 31, 2017 and 2016, respectively.  The decrease of $2.5 million was primarily due to reductions in operating expenses during the first quarter of 2017 versus the first quarter of 2016.  Net cash used in operating activities primarily reflects the net loss for those periods, less noncash expenses for stock-based compensation, depreciation and amortization, change in value of convertible notes payable, change in value of warrant liability, and partially offset by changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was zero and $12,000 for the three months ended March 31, 2017 and 2016, respectively. Net cash used in investing activities for the period is attributable to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $19.8 million and $10.1 million for the three months ended March 31, 2017 and 2016, respectively. Net cash provided by financing activities for the three months ended March 31, 2017 was due to $19.0 million in gross proceeds from the issuance equity securities on January 23, 2017 along with $3.3 million in proceeds from the exercise of common stock warrants.  Partially offsetting these amounts were $2.5 million of expenses related to the equity offering.  For the three months ended March 31, 2017, cash provided by financing activities consisted of $11.0 million from the issuance of Notes on January 11, 2016, partially offset by $405,000 of cash payments on the notes and $459,000 in debt issuance and common stock financing costs.

Operating Capital and Capital Expenditure Requirements

We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the vBloc System, and began a controlled commercial launch at select bariatric centers of excellence in the United States. We had our first commercial sales within the United States in 2015 and for the years ended December 31, 2015 and 2016, we recognized $292,000 and $787,000 in revenue, respectively.  For the three months ended March 31, 2017, we recognized $40,000 in revenue. We anticipate that we will continue to incur net losses for the next several years as we develop our products, commercialize our vBloc System, develop the corporate infrastructure required to sell our products, operate as a publicly-traded company and pursue additional applications for our technology platform.

We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. As of December 31, 2016, we had $3.3 million of cash and cash equivalents. On January 23, 2017, we received $19.0 million in gross proceeds, prior to deducting offering expenses of $2.5 million, at the closing of an underwritten public offering of units consisting of common stock, convertible preferred stock and common stock warrants in order to fund our operations.  Additionally, during the three months ended March 31, 2017, common stock warrants for 592,256 shares of common stock were exercised by warrant holders with proceeds to the Company of $3.3 million (see also Notes 8 and 9 to the condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2017).

Our anticipated operations include plans that consider the controlled commercial launch of vBloc Therapy, delivered via the vBloc System. We believe that we have the flexibility to manage the growth of our expenditures and operations depending on the amount of our cash flows.  However, we will ultimately need to achieve sufficient revenues from product sales and/or obtain additional debt or equity financing in order to support our operations.

Management is currently pursuing various funding options, including seeking additional equity financing as well as a strategic, merger or other transactions to obtain additional funding or expand its product line during 2017 to continue the development of, and to successfully commercialize, the vBloc System. While there can be no assurance that the Company will be successful in its efforts, the Company has a long history of raising equity financing to fund its development activities. Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, the Company’s business, result of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.

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

During the three months ended March 31, 2017, there were no material changes to our significant accounting policies which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, FASB issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update No. 2014-09 (ASU 2014-09)), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2017.  The Company does not believe that the adoption of the new standard will have a material effect on its previously reported revenue in that the accounting related to its current revenue-based business practices will not change under the new standard, though incremental disclosures required by the new standard may be significant.

In March 2016, FASB issued Improvements to Employee Share-Based Payment Accounting, (Accounting Standards Update No. 2016-09 (ASU 2016-09)), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, the estimation of forfeitures, shares withheld for taxes and classification of shares withheld for taxes on the statement of cash flows. As part of the adoption of this guidance the Company has elected to account for forfeitures of share-based awards as they occur.  The Company prospectively adopted ASU 2016-09 as required on January 1, 2017 and the adoption did not have a material effect on its consolidated financial statements.

There have been no other significant changes in recent accounting pronouncements during the three months ended March 31, 2017 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM  3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash and cash equivalents. As of March 31, 2017, we had $18.7 million in cash and cash equivalents. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM  4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II – OTHER INFORMATION

ITEM  1.       LEGAL PROCEEDINGS

On February 28, 2017, the Company received a class action and derivative complaint filed on February 24, 2017 in U. S. District Court for the District of Delaware by Vinh Du, one of the Company’s shareholders. The complaint names as defendants EnteroMedics, the board of directors and four members of our senior management, namely, Scott Youngstrom, Nick Ansari, Peter DeLange and Paul Hickey, and contains a purported class action claim for breach of fiduciary duty against the board of directors and derivative claims for breach of fiduciary duty against the board of directors and unjust enrichment against our senior management.  The allegations in the complaint relate to the increase in the number of shares authorized for grant under our Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”), which was approved by our shareholders at the Special Meeting of Shareholders held on December 12, 2016 (the “Special Meeting”), and to our subsequent grant of stock options on February 8, 2017, to the Company’s Directors and senior management to purchase an aggregate of 1,093,450 shares of our common stock (the “Option Grants”).  In the complaint, the plaintiff contends that (i) the number of shares authorized for grant under the Plan, as adjusted by the board of directors after the Special Meeting for the subsequent recapitalization of the Company, resulted from an alleged breach of fiduciary duties by the board of directors, and (ii) our senior management was allegedly unjustly enriched by the subsequent Option Grants.  The plaintiff seeks relief in the form of an order rescinding the Plan as approved by the shareholders at the Special Meeting, an order cancelling the Option Grants, and an award to plaintiff for his costs, including fees and disbursements of attorneys, experts and accountants.  On April 17, 2017, we filed a motion to dismiss the complaint based on the plaintiff’s failure to satisfy Delaware’s demand requirement for a derivative action and failure to state a valid claim.  The defendant has until June 15, 2017 to file its response to the motion to dismiss.  We believe the allegations in the complaint are without merit, and intend to defend the action vigorously.

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

ITEM  1A.    RISK FACTORS

Except for the addition of the risk factor shown below, there have been no material changes during the three months ended March 31, 2017 to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2016.

If we are unsuccessful in our pursuit of various funding options, we will be unable to continue as a going concern.

Management is currently pursuing various funding options, including seeking additional equity financing as well as a strategic merger or other transactions to obtain additional funding or expand its product line to continue the development of, and to successfully commercialize, the vBloc System. There can be no assurance that the Company will be successful in its efforts. Should the Company be unable to obtain adequate financing or generate sufficient revenue in the future, the Company’s business, result of operations, liquidity and financial condition would be materially and adversely harmed, and the Company would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.

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
Scott P. Youngstrom
Chief Financial
Officer and Chief Compliance Officer
(Principal Financial and Accounting Officer)

Dated: May 15, 2017

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Clinical Trial Agreement by and between EnteroMedics Inc. and Southern California Permanente Medical Group effective as of June 1, 2017.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash flows and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith.