Form 10-Q
period 2017-06-30
EnteroMedics Inc
filed 2017-08-08
CIK 1371217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017,  8,294,976 shares of the registrant’s Common Stock were outstanding.

Registered Trademarks and Trademark Applications: In the United States we have registered trademarks for vBLOC®, ENTEROMEDICS® and MAESTRO®, each registered with the United States Patent and Trademark Office, and trademark applications for vBLOC POWER TO CHOOSE and VBLOC POWER TO CHOOSE AND DESIGN. In addition, some or all of the marks vBLOC, ENTEROMEDICS, MAESTRO, MAESTRO SYSTEM ORCHESTRATING OBESITY SOLUTIONS, vBLOC POWER TO CHOOSE and vBLOC POWER TO CHOOSE AND DESIGN are the subject of either a trademark registration or application for registration in Australia, Brazil, China, the European Community, India, Kuwait, Mexico, Saudi Arabia, Switzerland and the United Arab Emirates. We believe that we have common law trademark rights to GASTRIC VEST. This Quarterly Report on Form 10-Q contains other trade names and trademarks and service marks of EnteroMedics and of other companies.

PART I – FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENTEROMEDICS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$11,198,035	$3,310,787
Accounts receivable (net of allowance for bad debts of $20,000 at June 30, 2017 and December 31, 2016)	109,383	143,692
Inventory	1,417,043	1,789,578
Prepaid expenses and other current assets	536,852	476,624
Total current assets	13,261,313	5,720,681
Property and equipment, net	240,498	200,720
Goodwill	6,397,671	—
Other intangible assets (net of accumulated amortization of $1,194 at June 30, 2017)	21,885,992	—
Other assets	734,619	1,119,405
Total assets	$42,520,093	$7,040,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,109,131	$1,311,706
Accrued expenses	3,398,409	2,751,415
Total current liabilities	4,507,540	4,063,121
Common stock warrant liability	7,206	39,119
Total liabilities	4,514,746	4,102,240
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized and 1,000,181 and zero shares outstanding at June 30, 2017 and December 31, 2016; 1,012,712 and zero shares issued at June 30, 2017 and December 31, 2016, respectively	10,002	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 8,294,976 and 2,736,621 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	82,950	27,366
Additional paid-in capital	353,060,765	303,852,582
Accumulated deficit	(315,148,370)	(300,941,382)
Total stockholders’ equity	38,005,347	2,938,566
Total liabilities and stockholders’ equity	$42,520,093	$7,040,806

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$93,060	$276,000	$133,100	$348,000
Cost of goods sold	54,472	155,304	83,995	195,439
Gross profit	38,588	120,696	49,105	152,561
Operating expenses:
Selling, general and administrative	5,560,787	5,585,548	11,489,773	11,726,725
Research and development	1,352,075	1,193,607	2,476,488	2,625,988
Total operating expenses	6,912,862	6,779,155	13,966,261	14,352,713
Operating loss	(6,874,274)	(6,658,459)	(13,917,156)	(14,200,152)
Other income (expense):
Interest income	—	1,807	100	3,498
Interest expense	—	(852,946)	—	(2,002,240)
Change in value of warrant liability	34,395	1,309,099	(288,735)	3,088,513
Change in value of convertible notes payable	—	1,208,594	—	709,026
Other, net	(298)	(3,260)	(1,198)	(2,572)
Net loss	(6,840,177)	$(4,995,165)	$(14,206,989)	$(12,403,927)
Net loss per share—basic and diluted	$(0.91)	$(33.96)	$(2.14)	$(95.64)
Shares used to compute basic and diluted net loss per share	7,501,696	147,108	6,632,862	129,698

See accompanying notes to condensed consolidated financial statements.

ENTEROMEDICS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(14,206,989)	$(12,403,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67,653	78,690
Stock-based compensation	2,866,100	1,846,612
Amortization of commitment fees, debt issuance costs and original issue discount	—	995,057
Amortization of intangible assets	1,194	—
Change in value of convertible notes payable	—	(709,026)
Change in value of warrant liability	288,735	(3,088,513)
Change in operating assets and liabilities:
Accounts receivable	34,309	(124,599)
Inventory	272,270	(271,497)
Prepaid expenses and other current assets	(60,228)	369,871
Other assets	391,806	(90,754)
Accounts payable	(388,575)	184,928
Accrued expenses	646,913	(51,528)
Accrued interest payable	—	775,586
Net cash used in operating activities	(10,086,812)	(12,489,100)
Cash flows from investing activities:
Acquisition, net of cash acquired	(1,848,720)	—
Purchases of property and equipment	(5,300)	(11,544)
Net cash used in investing activities	(1,854,020)	(11,544)
Cash flows from financing activities:
Proceeds from warrants exercised	3,334,176	—
Proceeds from sale of common stock and warrants for purchase of common stock	6,468,148	—
Proceeds from sale of convertible preferred stock	12,531,000	—
Common stock financing costs	(2,505,244)	(28,000)
Proceeds from convertible notes payable	—	17,250,000
Repayments on convertible notes payable	—	(404,762)
Debt issuance costs	—	(726,793)
Net cash provided by financing activities	19,828,080	16,090,445
Net increase in cash and cash equivalents	7,887,248	3,589,801
Cash and cash equivalents:
Beginning of period	3,310,787	7,927,240
End of period	$11,198,035	$11,517,041
Supplemental disclosure:
Cash paid for interest	$—	$163,152
Noncash investing and financing activities:
Issuance of convertible preferred shares and common shares for acquisition	$26,258,963	$—
Conversion of convertible preferred shares to common stock	$12,531,000	$—
Conversion of convertible notes and interest payable	$—	$3,373,265

See accompanying notes to condensed consolidated financial statements.

EnteroMedics Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)  Summary of Significant Accounting Policies

Description of Business

EnteroMedics Inc. (the Company) is focused on the development and commercialization to treat obesity and metabolic diseases. The Company was incorporated in the state of Minnesota on December 19, 2002 and was reincorporated in Delaware on July 22, 2004. The Company is headquartered in St. Paul, Minnesota. In January 2006, the Company established EnteroMedics Europe Sárl, a wholly-owned subsidiary located in Switzerland.

The Company’s board of directors and stockholders approved a 1-for-70 reverse split (the Reverse Stock Split) of the Company’s outstanding common stock that became effective after trading on December 27, 2016. The Reverse Stock Split did not change the par value of the Company’s stock or the number of preferred shares authorized by the Company’s Fifth Amended and Restated Certificate of Incorporation. An amendment to the Certificate of Incorporation was also approved in connection with the Reverse Stock Split to increase the number of shares of the Company’s common stock authorized for issuance to 300 million shares, effective immediately after the Reverse Stock Split. All share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Risks and Uncertainties

The Company is focused on the development and commercialization of technology to treat obesity and metabolic diseases. vBloc® Neurometabolic Therapy (vBloc Therapy), delivered by a U.S. Food and Drug Administration (FDA)-approved pacemaker-like device called the vBloc®System, is designed to help patients feel full and eat less by intermittently blocking hunger signals on the vagus nerve.

We have a limited operating history and only recently received FDA approval to sell the vBloc System in the United States. In addition, we have regulatory approval to sell the vBloc System in the European Economic Area and other countries that recognize the European CE Mark and do not have any other significant source of revenue currently. We have devoted substantially all of our resources to the development and commercialization of the vBloc System, which was formerly known as the Maestro or vBloc Rechargeable System.

On May 22, 2017 the Company acquired the Gastric Vest System™ (Gastric Vest) through the acquisition of BarioSurg, Inc. The Gastric Vest is an investigational, minimally invasive, laparoscopically implanted medical device being studied for weight loss in obese and morbidly obese patients. The device wraps around the plicated stomach, emulating the effect of conventional weight-loss surgery, and is intended to enable gastric volume reduction without permanently changing patient anatomy.

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

Impairment of Long-Lived Assets, Intangible Assets and Goodwill

The Company evaluates its long-lived assets, including its finite-lived intangible assets, for impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or estimates of future discounted cash flows. The Company has not identified any such impairment losses to date.  The Company tests Goodwill and indefinite-lived intangible assets for impairment annually as required.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. There was no difference from reported net loss for the three and six months ended June 30, 2017 and 2016.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, title or risk of loss has passed, the selling price is fixed or determinable and collection is reasonably assured. Products are sold through direct sales or medical device distributors and revenue is recognized upon sale to a bariatric center of excellence or a medical device distributor when no right of return or price protection exists. Terms of sales to international distributors are generally EXW, reflecting that goods are shipped “ex works,” in which risk of loss is assumed by the distributor at the shipping point. A provision for returns is recorded only if product sales provide for a right of return. No provision for returns was recorded for the three and six months ended June 30, 2017 and 2016, as the product sales recorded did not provide for rights of return.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(6,840,177)	$(4,995,165)	$(14,206,989)	$(12,403,927)
Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	7,501,696	147,108	6,632,862	129,698
Net loss per share—basic and diluted	$(0.91)	$(33.96)	$(2.14)	$(95.64)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,
	2017	2016
Stock options outstanding	1,225,334	27,640
Convertible preferred stock	5,000,905	—
Warrants to purchase common stock	3,033,337	58,037

Recently Issued or Adopted Accounting Standards

In May 2014, FASB issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update No. 2014-09 (ASU 2014-09)), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2017.  The Company does not believe that the adoption of the new standard will have a material effect on its previously reported revenue in that the accounting related to its current revenue-based business practices will not materially change under the new standard, though incremental disclosures required by the new standard may be significant.

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

There have been no other significant changes in recent accounting pronouncements during the six months ended June 30, 2017 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

(2)  Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company currently is not generating revenue from operations that is significant relative to its level of operating expenses, and does not anticipate generating significant revenue from operations or otherwise in the short-term to mid-term. The Company has financed its operations to date principally through the sale of equity securities, debt financing and interest earned on investments. The Company’s history of operating losses, limited cash resources and lack of certainty regarding obtaining significant third-party reimbursement for the vBloc System or timing thereof,  raise substantial doubt about our ability to continue as a going concern absent a strengthening of our cash position.

On January 23, 2017, the Company closed an underwritten public offering consisting of units of common stock, convertible preferred stock and warrants to purchase common stock.  Gross proceeds of the offering were $19.0 million, prior to deducting underwriting discounts and commissions and offering expenses of $2.5 million.  During the six months ended June 30, 2017, common stock warrants for 599,670 shares of common stock were exercised by warrant holders with proceeds to the Company of $3.3 million.  As of June 30, 2017, the Company had $11.2 million of cash and cash equivalents to fund its operations through 2017.

The Company’s anticipated operations include plans to (i) expand the controlled commercial launch of vBloc Therapy, delivered via the vBloc System, (ii) continue development of the Gastric Vest, (iii) seek opportunities to leverage the Company’s intellectual property portfolio and custom development services to provide third party sales and licensing opportunities, and (iv) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.   However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing to support its operations.

Management is currently pursuing various funding options, including seeking additional equity financing as well as a strategic merger or other transaction to obtain additional funding or expand its product line during 2017 to continue the development of, and to successfully commercialize, the vBloc System and the Gastric Vest. While there can be no assurance that the Company will be successful in its efforts, the Company has a long history of raising equity financing to fund its development activities. Should the Company be unable to obtain adequate financing in the near term,  the Company’s business, result of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.

(3)  Acquisition

On May 22, 2017, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire all of the ownership interests of BarioSurg, Inc. ("BarioSurg"), a company developing the Gastric Vest System (the “Gastric Vest”), an investigational, minimally invasive, laparoscopically implanted medical device being studied for weight loss in obese and morbidly obese patients.

The consideration paid by the Company for all of the outstanding shares of capital stock and outstanding options of BarioSurg consisted of: (i) 1.38 million shares of common stock, par value $0.01 per share, of the Company ("Company Common Stock"), (ii) 1.0 million shares of newly created conditional convertible preferred stock, par value $0.01 per share, of the Company ("Company Preferred Stock"), which shares will convert into 5.0 million shares of Company Common Stock subject to and contingent upon the post-closing approval of the Company's stockholders in accordance with the NASDAQ Stock Market Rules, and (iii) $2.0 million in cash.  At the closing of the Merger, 100,018 shares of Company Preferred Stock were deposited with an escrow agent to fund-post closing indemnification obligations of BarioSurg’s former stockholders.  The total consideration paid by the Company, preliminarily valued at $28.3 million, includes: (a) $2.0 million in cash paid from existing cash balances of EnteroMedics and (b) $26.3 million from the issuance of Company Common Stock and Company Preferred Stock.  The preliminary valuation of the Company Common Stock and Company Preferred Stock took into account (i) the conversion ratio of the Company Preferred Stock, (ii) the average closing prices of EnteroMedics’ common stock on the NASDAQ Stock Market on the date the transaction was announced and the three trading days following the announcement, and (iii) a 19% discount for lack of marketability related to the shares issued in the transaction.

The purchase price consideration of $28.3 million does not include expenses of approximately $236,000 for legal, accounting, audit and valuation services that were incurred during the quarter ended June 30, 2017 as part of the transaction and were expensed as incurred.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the BarioSurg acquisition.  The excess of the cost of the acquisition over the fair value of assets acquired was recorded as goodwill.  The fair values were based on management’s analysis, including work performed by third-party valuation specialists.  The assessment of fair value is preliminary and is based on information that was available at the time the consolidated condensed financial statements were prepared.  Accordingly, the allocation of purchase price is preliminary and, therefore, subject to adjustment in future periods.

Cash	$151,280
Property and equipment	3,000
Goodwill	6,397,671
In Process Research & Development	20,720,939
Trademarks/tradenames	1,090,363
Covenant not to compete	75,884
Other assets	5,826
Current liabilities assumed	(186,000)
Net assets acquired	$28,258,963

We believe that the amount of goodwill relative to identifiable intangible assets relates to several factors including (i) potential synergies related to market opportunities for multiple product offerings, (ii) future technology, and (iii) initial relationships and awareness of the Gastric Vest.

In-process research and development (“IPR&D”) consists of the Gastric Vest, which has not yet been clinically tested in the United States and has not yet been approved by the FDA.  Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts.  The value assigned to IPR&D was determined by estimating the net cash flows from the Gastric Vest development project and discounting the net cash flows to their present value.  During the development period, this asset will not be amortized as charges to earnings; instead, this asset will be subject to periodic impairment testing.  Upon successful completion of the development process for the acquired IPR&D, the asset would then be considered a finite-lived intangible asset and amortization will commence.    Trademarks/tradenames were valued using the relief from royalty method and are being amortized over a 10-year period.  The covenant not to compete is being amortized over a three-year period.  The values of these intangible assets are considered Level 3 measurements.

The results of this acquisition, a $116,000 loss, is included in our consolidated operations beginning May 22, 2017.

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents our combined results of operations as if the acquisition of BarioSurg and the related issuance of Company Common Stock had occurred on January 1, 2016.  Pro forma information reflects adjustments that give effect to pro forma events that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results following the acquisition.  In addition, the unaudited pro forma financial information do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of January 1, 2016 or that may be obtained in the future, and do not reflect future synergies, integration costs, or other such costs or savings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$93,060	$276,000	$133,100	$348,000
Net loss	$(6,812,740)	$(5,125,993)	$(14,376,550)	$(12,714,953)
Net loss per share—basic and diluted	$(0.82)	$(3.36)	$(1.86)	$(8.42)

The unaudited pro forma results include adjustments due to increases in amortization expense and acquisition related costs.  The per share unaudited pro forma results also reflect adjustment of weighted average common shares outstanding to reflect the assumed issuance of 1.38  million shares of Company Common Stock as of January 1, 2016.

(4)  Fair Value Measurements

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

The Company’s assets that are measured at fair value on a recurring basis are classified within Level 1 or Level 2 of the fair value hierarchy. The Company does not hold any recurring assets that are measured at fair value using Level 3 inputs.

The Company did not hold any short-term investments classified as available for sale or held to maturity as of June 30, 2017 and December 31, 2016.

The fair value of the Company’s common stock warrant liability is calculated using a Black-Scholes valuation model and is classified as Level 2 in the fair value hierarchy. The fair values are presented below along with the valuation assumptions:

	Series A Warrants
	June 30, 2017		December 31, 2016
Risk-free interest rates	1.38%		1.20%
Expected life	18	months	24	months
Expected dividends	—%		—%
Expected volatility	178.80%		122.03%
Fair value	$7,206		$36,000

The following were the fair value assumptions used by the Company in calculating values of Note Warrants as of December 31, 2016:

	December 31, 2016
	November 2015 Note Warrants		January 2016 Note Warrants		May 2016 Note Warrants
Risk-free interest rates	1.47%		1.93%		1.93%
Expected life	46	months	48	months	52	months
Expected dividends	—%		—%		—%
Expected volatility	102.29%		108.57%		106.37%
Fair value	$449		$1,633		$1,037

The following table summarizes fair value measurements of the Series A Warrants and Note Warrants by level at December 31, 2016 and June 30, 2017:

	Level 1	Level 2	Level 3	Total
Common stock warrants at December 31, 2016	$—	$39,119	$—	$39,119
Common stock warrants at June 30, 2017	$—	$7,206	$—	$7,206

During the three and six months ended June 30, 2016, the Company had amounts outstanding from  7% senior amortizing convertible notes (the Notes) related to Note issuances on November 9, 2015 (the First Closing) and January 11, 2016 (the Second Closing) and May 2, 2016 (the Third Closing), when the Company issued Notes with principal amounts of $1.5 million, $11.0 million and $6.25 million, respectively.  As of December 31, 2015 and June 30, 2016, the fair value of the outstanding Notes from the First Closing was determined to be $1.3 million and $942,000, respectively. The fair value of the Notes issued with the Second Closing was determined to be $9.9 million on the January 11, 2016 issue date and $7.9 million on June 30, 2016.   The fair value of the Notes issued with the Third Closing was determined to be $6.0 million on the May 2, 2016 issue date and $5.5 million on June 30, 2016.  The fair values were calculated using a Binomial Lattice model and the following assumptions:

	November 2015 Notes				January 2016 Notes
	June 30, 2016		December 31, 2015		June 30, 2016		January 11, 2016
Risk-free interest rates	0.54%			1.11%	0.54%		1.01%
Expected life	1.36	years	1.86	years	1.36	years	1.83	years
Expected dividends	—%			—%	—%		—%
Expected volatility	68.0%			57.5%	68.0%		60.0%
Fair value per share of common stock	$0.004		$0.03		$0.004		$0.02

	May 2016 Notes
	June 30, 2016		May 2, 2016
Risk-free interest rates	0.54%		0.69%
Expected life	1.36	years	1.52	years
Expected dividends	—%		—%
Expected volatility	68.0%		65.0%
Fair value per share of common stock	$0.004		$0.01

(5)  Inventory

From the Company’s inception, inventory related purchases had been used for research and development related activities and had accordingly been expensed as incurred. In December 2011, the Company began receiving ARTG listings for components of the vBloc Rechargeable System from the Australian Therapeutic Goods Administration, with the final components being listed on the ARTG in January 2012. As a result, the Company determined certain assets were recoverable as inventory beginning in December 2011. The Company accounts for inventory at the lower of cost or market and records any long-term inventory as other assets in the condensed consolidated balance sheets. There was $674,000 and $676,000 of long-term inventory, primarily consisting of raw materials, as June 30, 2017 and December 31, 2016, respectively.

Current inventory consists of the following as of:

	June 30,	December 31,
	2017	2016
Raw materials	$248,383	$335,606
Work-in-process	1,152,935	1,437,957
Finished goods	15,725	16,015
Inventory	$1,417,043	$1,789,578

(6)  Commitments and Contingencies

Operating Lease

The Company rents its headquarters office, warehouse and laboratory facilities under an operating lease, which was originally set to expire on September 30, 2015. On August 25, 2015, the Company entered into an amendment extending the term of the operating lease for three years until September 30, 2018, with monthly base rent ranging from $18,925 to $20,345.

With the acquisition of BarioSurg, the Company also leases space under in Lake Forest, California under an operating lease with monthly base rent of approximately $2,200 per month through September 30, 2018.

Total rent expense recognized for each of the three month periods ended June 30, 2017 and 2016 was $61,638 and $58,905 and for each of the six month periods was $120,543 and $117,810. At June 30, 2017, future minimum payments under the lease are as follows:

Year ending December 31,
Remaining six months of 2017	$136,589
2018	208,462
$345,051

vBloc Clinical Trials

The Company continues to evaluate the vBloc System in human clinical trials, including the EMPOWER trial and ReCharge trial. Both of these clinical trials require patients to be followed out to 60 months. The Company is required to pay for patient follow up visits only to the extent they occur. In the event a patient does not attend a follow up visit, the Company has no financial obligation. The Company is also required to pay for explants or revisions, including potential conversions of ReCharge control devices to active devices, should a patient request or be required to have one during the course of the clinical trials. The Company has no financial obligation unless an explant, revision or conversion is requested or required. Clinical trial costs are expensed as incurred.

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

Litigation

On February 28, 2017, the Company received a class action and derivative complaint filed on February 24, 2017 in U. S. District Court for the District of Delaware by Vinh Du, one of the Company’s shareholders. The complaint names as defendants EnteroMedics, the board of directors and four members of our senior management, namely, Scott Youngstrom, Nick Ansari, Peter DeLange and Paul Hickey, and contains a purported class action claim for breach of fiduciary duty against the board of directors and derivative claims for breach of fiduciary duty against the board of directors and unjust enrichment against our senior management.  The allegations in the complaint relate to the increase in the number of shares authorized for grant under our Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”), which was approved by our shareholders at the Special Meeting of Shareholders held on December 12, 2016 (the “Special Meeting”), and to our subsequent grant of stock options on February 8, 2017, to the Company’s Directors and senior management to purchase an aggregate of 1,093,450 shares of our common stock (the “Option Grants”).  In the complaint, the plaintiff contends that (i) the number of shares authorized for grant under the Plan, as adjusted by the board of directors after the Special Meeting for the subsequent recapitalization of the Company, resulted from an alleged breach of fiduciary duties by the board of directors, and (ii) our senior management was allegedly unjustly enriched by the subsequent Option Grants.  The plaintiff seeks relief in the form of an order rescinding the Plan as approved by the shareholders at the Special Meeting, an order cancelling the Option Grants, and an award to plaintiff for his costs, including fees and disbursements of attorneys, experts and accountants.  On April 17, 2017, we filed a motion to dismiss the complaint based on the plaintiff’s failure to satisfy Delaware’s demand requirement for a derivative action and failure to state a valid claim.  The motion is now fully briefed.  The Court has not ruled on the request for oral argument.    We believe the allegations in the complaint are without merit, and intend to defend the action vigorously.

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

(7)  Senior Amortizing Convertible Notes

On November 9, 2015, January 11, 2016 and May 2, 2016 the Company issued 7% senior amortizing convertible notes (the “Notes”) with principal amounts of $1.5 million, $11.0 million and $6.25 million.  Warrants were also issued in connection with each of the three Notes (the “Note Warrants”).  As of December 31, 2016 the Notes were fully amortized, primarily through non-cash conversions of the Notes into shares of common stock.  For the six months ended June 30, 2016, the condensed consolidated statement of operations includes interest expense related to the Notes.  See further details regarding the Notes and Note Warrants in footnote 8 to the Company’s Consolidated Financial Statements contained in our Annual Report on Form 10-K for the Year Ended December 31, 2016.

(8)  Stock-based Compensation

The fair value method of accounting for share-based payments is applied to all share-based payment awards issued to employees and where appropriate, nonemployees, unless another source of literature applies.

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Company’s Amended and Restated 2003 Stock Incentive Plan (the Plan) and inducement grants for the three and six months ended June 30, 2017 and 2016, including $142,000 and $3,000 for nonemployees, respectively, was allocated to operating expenses follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Selling, general and administrative	$595,853	$581,857	$2,813,053	$1,421,634
Research and development	23,847	172,267	53,047	424,978
Total	$619,700	$754,124	$2,866,100	$1,846,612

As of June 30, 2017 there was approximately $5.8 million of total unrecognized compensation costs, related to employee unvested stock option awards, which are expected to be recognized over a weighted-average period of 2.6 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Risk-free interest rates	1.90%-1.98%	0.87%-1.34%	1.90%-2.34%	0.87%–1.64%
Expected life	6.25 years	4.00 years–6.00 years	6.00 years–10.00 years	4.00 years–6.25 years
Expected dividends	0%	0%	0%	0%
Expected volatility	90.93%–90.93%	92.38%–96.10%	90.93%–131.24%	88.43%–96.10%

Option activity under the Plan for the three months ended June 30, 2017 was as follows:

		Outstanding Options

	Shares
	Available For	Number of	Weighted-Average
	Grant	Shares (1)	Exercise Price (1)
Balance, December 31, 2016	2,988,243	19,840	$770.35
Shares reserved	—	—	—
Options granted	(1,208,450)	1,208,450	6.91
Options exercised	—	—	—
Options cancelled	2,956	(2,956)	55.96
Balance, June 30, 2017	1,782,749	1,225,334	$18.77

_________________

(1)

Outstanding option amounts as of December 31, 2016 and June 30, 2017 include both 2003 Plan options as well as inducement options granted in November 2015 and January 2016 to executive officers in conjunction with their recruitment.

(9)  Stock Sales

On January 23, 2017, the Company closed an underwritten public offering consisting of units of common stock, convertible preferred stock and warrants to purchase common stock.  Gross proceeds of the offering were $19.0 million, prior to deducting underwriting discounts and commissions and offering expenses of $2.5 million.

The offering was comprised of Class A Units, priced at a public offering price of $5.31 per unit, with each unit consisting of one share of common stock and one five-year warrant (each, a "2017 Warrant") to purchase one share of common stock with an exercise price of $5.84 per share, and Class B Units, priced at a public offering price of $1,000 per unit, with each unit comprised of one share of Series A  Preferred Stock (the Preferred Stock), which was convertible into 188 shares of common stock, and 2017 Warrants to purchase 188 shares of common stock. The conversion price of the Preferred Stock issued in the transaction as well as the exercise price of the 2017 Warrants are fixed priced and do not contain any variable pricing features nor any price based anti-dilutive features apart from customary adjustments for splits and reverse splits of common stock and both have been recorded within Shareholders’ Equity in the condensed consolidated balance sheet.  The Preferred Stock included a beneficial ownership limitation of 4.99%, but had no dividend preference (except to extent dividends are also paid on the common stock), liquidation preference or other preferences over common stock. The securities comprising the units were issued separately in the offering.

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

(10)  Warrants

During the six months ended June 30, 2017, common stock warrants for 599,670 shares of common stock were exercised by warrant holders with proceeds to the Company of $3.3 million.

Stock warrant activity for the six months ended June 30, 2017 is as follows:

		Weighted
		Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2016	55,049	$238.90
Granted (1)	3,577,994	5.84
Exercised	(599,670)	5.56
Cancelled	(36)	238.90
Balance, June 30, 2017	3,033,337	$8.02

_______________

(1)	See Note 9 regarding the issuance of 2017 Warrants

ITEM  2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in the updated “Risk Factors” section attached as Exhibit 99.3 to our Current Report on Form 8-K filed on July 26, 2017.

Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

We are a medical device company focused on the development and commercialization of technology to treat obesity and metabolic diseases.

The vBloc®System, our initial product, is a U.S. Food and Drug Administration (FDA)-approved pacemaker-like device that delivers vBloc® Neurometabolic Therapy (vBloc Therapy) to help patients feel full and eat less by intermittently blocking hunger signals on the vagus nerve.  Our therapy limits the expansion of the stomach, helps control hunger sensations between meals, reduces the frequency and intensity of stomach contractions and produces a feeling of early and prolonged fullness. We believe the vBloc System offers obese patients a minimally-invasive treatment that can result in significant, durable and sustained weight loss. We believe that our vBloc System allows bariatric surgeons to offer a new option to obese patients who are concerned about the risks and complications associated with currently available anatomy-altering, restrictive or malabsorptive surgical procedures.

We have a limited operating history and on January 14, 2015 received FDA approval to sell the vBloc System in the United States. In addition, we have regulatory approval to sell the vBloc System in the European Economic Area and other countries that recognize the European CE Mark and do not have any other source of revenue. We were incorporated in Minnesota on December 19, 2002 and later reincorporated in Delaware on July 22, 2004. We have devoted substantially all of our resources to the development and commercialization of the vBloc System, which was formerly known as the Maestro or vBloc Rechargeable System.

On May 22, 2017, we acquired the Gastric Vest System™ through our acquisition of BarioSurg.  The Gastric Vest System is an investigational, minimally invasive, laparoscopically implanted medical device being studied for weight loss in obese and morbidly obese patients. The device wraps around the plicated stomach, emulating the effect of conventional weight-loss surgery, and is intended to enable gastric volume reduction without permanently changing patient anatomy.  The acquisition was completed under the terms of a merger agreement pursuant to which BarioSurg became a wholly-owned subsidiary of our company.  The aggregate merger consideration we paid for all of the outstanding shares of capital stock and outstanding options of BarioSurg was: (i) 1.38 million shares of our common stock, (ii) 1.0 million shares of our newly created conditional convertible preferred stock, which shares will convert into 5.0 million shares of our common stock subject to and contingent upon the post-closing approval of our stockholders in accordance with the NASDAQ Stock Market Rules, and (iii) $2 million in cash.

We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the vBloc System, for the treatment of adult patients with obesity who have a Body Mass Index (BMI) of at least 40 to 45 kg/m2, or a BMI of at least 35 to 39.9 kg/m2 with a related health condition such as high blood pressure or high cholesterol levels, and who have tried to lose weight in a supervised weight management program and failed within the past five years. In 2015 we began a controlled commercial launch at select surgical centers in the United States and had our first commercial sales. During 2015, we initiated a controlled expansion of our commercial operations and started the process of building a sales force. In January 2016, we hired new executives to oversee this expansion. Our direct sales force is supported by field clinical engineers who provide training, technical and other support services to our customers. Throughout 2016, our sales force called directly on key opinion leaders and bariatric surgeons at commercially-driven surgical centers that met our certification criteria.  Additionally, in 2016, through a distribution agreement with Academy Medical, LLC, U.S. Department of Veterans Affairs (VA) medical facilities now offer the vBloc System as a treatment option to veterans using their veteran healthcare benefits. We plan to build on these efforts in 2017 with self-pay and veteran patient focused direct-to-patient marketing, key opinion leader and center specific partnering—all of this in conjunction with a multi-faceted reimbursement strategy. Our vBloc Therapy is a covered benefit for over 21 million U.S. veterans. The VA estimates that 78% of U.S. veterans are overweight or obese and nearly 25% of VA patients have diabetes.

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

Our goal for the vBloc System remains broad coverage and reimbursement for vBloc Therapy. We believe that the most significant barrier to adoption for patients who want vBloc Therapy has been cost and lack of payer coverage.  In June 2017, we launched our vBloc Now program. The vBloc Now program provides qualified patients battling obesity the opportunity to receive vBloc Therapy, including the device, procedure, and vBloc Achieve follow up program, at an affordable price in exchange for sharing detailed health data with EnteroMedics. The program is available for a limited time, will reduce patient total out-of-pocket costs, and compete with leading covered bariatric surgery procedures as well as other low-cost weight loss devices.

In addition, the vBloc Now program provides us with additional commercial data concerning vBloc Therapy in order to enhance our case with third-party payers that the vBloc System can produce a clinically meaningful level of weight loss while also providing a positive impact on diabetes and other comorbidities in certain patients.   While we do not expect to recognize any revenues in conjunction with the vBloc Now program, the Company anticipates that vBloc Now program expenses, which are included in selling, general and administrative expenses, will be offset by a reduction in marketing and advertising expenses and will not increase the Company’s overall operating expenses.

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

Also included are the costs of promotional units periodically provided to select customers at no charge in order to introduce them to our product and to enhance our ability to collect commercial data of vBloc Therapy.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

Sales.   Sales were $93,000 for the three months ended June 30, 2017 compared with $276,000 for the second quarter of 2016.  Unit sales for the second quarter of 2017 were 8 units compared to 23 units in the second quarter of 2016. The reduction in sales revenue was primarily due to the second quarter 2017 introduction of the vBloc Now program, under which qualified patients receive vBloc Therapy at a significantly reduced price and no revenue is recognized from units delivered under the program.

Cost of Goods Sold. Cost of goods sold were $54,000 for the three months ended June 30, 2017, compared to $155,000 cost of goods sold for the three months ended June 30, 2016. The decline was a result of decreased unit sales.  The Company’s gross margin percentage declined to 41.5% for the three months ended June 30, 2017 from 43.7% in the prior year period.

Selling,  General and Administrative Expenses. Selling, general and administrative expenses were $5.6 million for the three months ended June 30, 2017 and for the three months ended June 30, 2016. While the expenses were relatively flat year-over-year, payroll-related expenses decreased $219,000 and advertising and marketing expenses decreased $217,000 and other consulting expenses decreased $207,000.  These decreases were offset by increases of $407,000 for vBloc Now program expenses related to the 34 vBloc units implanted during the 2017 second quarter and $236,000 for acquisition-related professional service expenses.

Research and Development Expenses. Research and development expenses increased to $1.4 million for the three months ended June 30, 2017 from $1.2 million for the three months ended June 30, 2016. The increase of $158,000, or 13.2%, was primarily due to an increase of $369,000 in professional services expenses, partially offset by decrease of $249,000 in payroll-related expenses. The decrease in payroll-related expenses of $249,000 includes a $148,000 reduction in non-cash stock compensation expense.

Interest Expense. Interest expense was zero for the three months ended June 30, 2017, compared to $853,000 for the three months ended June 30, 2016. Interest expense for the second quarter of 2016 included interest related to the then outstanding 7% senior amortizing convertible notes (the Notes) with original principal amounts of $1.5 million,  $11.0 million and $6.25 million, respectively, and issuance dates of November 9, 2015,   January 11, and May 2, 2016, respectively.  As of December 31, 2016 the Notes were fully amortized.

Change in Value of Convertible Notes Payable. Since the Notes were fully amortized as of December 31, 2016, there was no valuation change to be recognized in the condensed consolidated statements of operations for the three months ended June 30, 2017. For the three months ended June 30, 2016 the value of the liability decreased $1.2 million based on the then outstanding Notes’ fair market value calculated using a Binomial Lattice model.

Change in Value of Warrant Liability. The value of the common stock warrant liability for our Series A and Note Warrants decreased $34,000 during the three months ended June 30, 2017, primarily resulting from the marking to market of the Series A and the Note Warrants for 7,414 common shares as of the date of their exercise.  The value of the common stock warrant liability for our Series A and Notes Warrants decreased $1.3 million during the three months ended June 30, 2016. The fair market value of the warrant liability is calculated using the Black-Scholes valuation model, and is primarily driven by the reduction in the Company’s stock price from $0.03 at December 31, 2015 to $0.004 at June 30, 2016.

Comparison of the Six Months Ended June 30, 2017 and 2016

Sales. Sales were $133,000 for the six months ended June 30, 2017 compared with $348,000 for the six months ended June 30, 2016.  Unit sales for the six months ended June 30, 2017 were 14 units compared to 29 units for the six months ended June 30, 2016.  The reduction in sales revenue was primarily due to the second quarter 2017 introduction of the vBloc Now program.

Cost of Goods Sold. Cost of goods sold were $84,000 for the six months ended June 30, 2017, compared to $195,000 cost of goods sold for the six months ended June 30, 2017. The decline was a result of decreased unit sales.  The Company’s gross margin percentage declined to 36.9% for the six months ended June 30, 2017 from 43.8% due primarily to a reduction in average sales price.

Selling,  General and Administrative Expenses. Selling, general and administrative expenses were $11.5 million for the six months ended June 30, 2017, compared to $11.7 million for the six months ended June 30, 2016. The decrease of $237,000, from the prior year period was primarily due to a decrease of $669,000 for professional services, partially offset by increases of $385,000 in payroll-related expenses.  The decrease of $669,000 for professional services includes decreases of $908,000 for advertising and marketing, $280,000 in other consulting expenses and $110,000 for accounting fees, partially offset by increases of $407,000 for vBloc Now program expenses related to the 34 vBloc units implanted during the 2017 second quarter and $236,000 acquisition-related expenses.  The increase of $385,000 for payroll-related expense includes an increase of $1.4 million for non-cash stock compensation expense.  Other compensation expenses declined as the result of fewer employees on the Company’s payroll during the six months ended June 30, 2017 than during the comparable period of 2016 and from a 20% reduction in base salaries imposed on all employees during January of 2017.

Research and Development Expenses. Research and development expenses were $2.5 million for the six months ended June 30, 2017, compared to $2.6 million for the six months ended June 30, 2016. The decrease of $149,000, or 5.7%, was primarily due to a decrease of $602,000 in payroll-related expenses, partially offset by increases of $300,000 and $156,000 in professional services and supply expenses, respectively.  The decrease of $602,000 payroll-related expenses includes decreases of $372,000 for non-cash stock compensation expense.

Interest Expense. Interest expense was zero for the six months ended June 30, 2017, compared to $2.0 for the six months ended June 30, 2016. The decrease of $2.0 million is due to the Notes being fully amortized as of December 31, 2016.  Interest expense for the second quarter of 2016 included interest related to the then outstanding Notes with original principal amounts of $1.5 million, $11.0 million and $6.25 million, respectively, and issuance dates of November 9, 2015, January  11, 2016 and May 2, 2016, respectively.  As of December 31, 2016 the Notes were fully amortized.

Change in Value of Convertible Notes Payable. Since the convertible notes were fully amortized as of December 31, 2016, there was no valuation change to be recognized in the condensed consolidated statements of operations for the six months ended June 30, 2017. For the six months ended June 30, 2016 the value of the liability decreased $709,000 based on the then outstanding Notes’ fair market value calculated using a Binomial Lattice model.

Change in Value of Warrant Liability. The value of the common stock warrant liability for our Series A Warrants and Note Warrants increased $289,000 during the six months ended June 30, 2017, primarily resulting of marking to market the Series A Warrants and the Note Warrants for 48,272 common shares as of the date of their exercise.  The value of the common stock warrant liability for our Series A and Note Warrants decreased $3.1 million during the six months ended June 30, 2016. The fair market value of the warrant liability is calculated using the Black-Scholes valuation model, and is primarily driven by the reduction in the Company’s stock price from $0.03 at December 31, 2015 to $0.004 at June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2017, we had $11.2 million in cash bank deposits.  While we had no short-term money market funds or other investments at June 30, 2017, we periodically invest in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Periodically, we invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.

We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments.    On January 23, 2017, we received $19.0 million in gross proceeds, prior to deducting offering expenses of $2.5 million, at the closing of an underwritten public offering of units in order to fund our future operations.  In addition during the six months ended June  30, 2017, the Company collected proceeds of $3.3 million from the exercise of common stock warrants for 599,670 shares of common stock.

Our anticipated operations include plans to (i) expand the controlled commercial launch of vBloc Therapy, delivered via the vBloc System, (ii) continue development of the Gastric Vest,  (iii) seek opportunities to leverage the Company’s intellectual property portfolio and custom development services to provide third party sales and licensing opportunities, and (iv) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. We believe that we have the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.   However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing to support its operations.

Management is currently pursuing various funding options, including seeking additional equity financing as well as a strategic merger or other transactions to obtain additional funding or expand its product line during 2017 to continue the development of, and to successfully commercialize, the vBloc System. While there can be no assurance that the Company will be successful in its efforts, the Company has a long history of raising equity financing to fund its development activities. Should the Company be unable to obtain adequate financing in the near term,  the Company’s business, result of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.

Senior Amortizing Convertible Notes

On November 9, 2015, January 11, 2016 and May 2, 2016 the Company issued Notes with principal amounts of $1.5 million, $11.0 million and $6.25 million. The Note Warrants were issued in connection with each of the three Notes.  As of December 31, 2016 the Notes were fully amortized, primarily through non-cash conversions of the Notes into shares of common stock.  For the six months ended June 30, 2016, the condensed consolidated statement of operations includes interest expense related to the Notes.  See further details regarding the Notes and the Note Warrants in footnote 8 to the Company’s consolidated financial statements contained in our Annual Report on Form 10-K for the Year Ended December 31, 2016, which are incorporated herein by reference.

Net Cash Used in Operating Activities

Net cash used in operating activities was $10.1 million and $12.5 million for the six months ended June 30, 2017 and 2016, respectively.  The decrease of $2.4 million was primarily due to reductions in operating expenses and changes in working capital.  Net cash used in operating activities primarily reflects the net loss for those periods, less noncash expenses for stock-based compensation, depreciation and amortization, change in value of convertible notes payable, change in value of warrant liability, and partially offset by changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1.85 million and $12,000 for the six months ended June 30, 2017 and 2016, respectively. On May 22, 2017 $1.85 million of net cash was used to purchase BarioSurg.  Other uses of cash for investing activities for the periods are attributable to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $19.8 million and $16.1 million for the six months ended June 30, 2017 and 2016, respectively. Net cash provided by financing activities for the six months ended June 30, 2017 was due to $19.0 million in gross proceeds from the issuance equity securities on January 23, 2017 along with $3.3 million in proceeds from the exercise of common stock warrants.  Partially offsetting these amounts were $2.5 million of expenses related to the equity offering.  For the six months ended June 30, 2016, $17.25 million of cash provided by financing activities consisted of $11.0 million from the issuance of Notes on January 11, 2016 and $6.25 million from the issuance of notes on May 2, 2016, partially offset by $405,000 of cash payments on the Notes and $727,000 in debt issuance and common stock financing costs.

Operating Capital and Capital Expenditure Requirements

We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the vBloc System, and began a controlled commercial launch at select bariatric centers of excellence in the United States. We had our first commercial sales within the United States in 2015 and for the years ended December 31, 2015 and 2016, we recognized $292,000 and $787,000 in revenue, respectively.  For the six months ended June 30, 2017, we recognized $133,000 in revenue. We anticipate that we will continue to incur net losses for the next several years as we develop our products, commercialize our vBloc System, develop the corporate infrastructure required to sell our products, operate as a publicly-traded company and pursue additional applications for our technology platform.

We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. As of December 31, 2016, we had $3.3 million of cash and cash equivalents. On January 23, 2017, we received $19.0 million in gross proceeds, prior to deducting offering expenses of $2.5 million, at the closing of an underwritten public offering of units consisting of common stock, convertible preferred stock and common stock warrants in order to fund our operations.  Additionally, during the six months ended June 30, 2017, common stock warrants for 599,6706 shares of common stock were exercised by warrant holders with proceeds to the Company of $3.3 million (see also Notes 9 and 10 to the condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2017).

Our anticipated operations include plans to (i) expand the controlled commercial launch of vBloc Therapy, delivered via the vBloc System, (ii) continue development of the Gastric Vest, (iii) seek opportunities to leverage the Company’s intellectual property portfolio and custom development services to provide third party sales and licensing opportunities and (iv) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. We believe that we have the flexibility to manage the growth of our expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.   However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing to support its operations.

Management is currently pursuing various funding options, including seeking additional equity financing as well as a strategic, merger or other transactions to obtain additional funding or further expand its product line during 2017 to continue the development of, and to successfully commercialize, the vBloc System. While there can be no assurance that the Company will be successful in its efforts, the Company has a long history of raising equity financing to fund its development activities. Should the Company be unable to obtain adequate financing in the near term, the Company’s business, result of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in in Exhibit 99.3 of our Current Report on Form 8-K filed on July 26, 2017.

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our vBloc System, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the products and successfully deliver a commercial product to the market. Our future capital requirements will depend on many factors, including, but not limited to, the following:

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our vBloc System and any products that we may develop, including the Gastric Vest;

•	the rate of market acceptance of our vBloc System and vBloc Therapy and any other product candidates, including the Gastric Vest;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;

•	the effect of competing products and market developments;

•	the cost of explanting clinical devices;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish;

•	any revenue generated by sales of our vBloc System or our future products, including the Gastric Vest;

•	the scope, rate of progress, results and cost of our clinical trials and other research and development activities;

•	the cost and timing of obtaining any further required regulatory approvals; and

•	the extent to which we invest in products and technologies.

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

Other than as described in Impairment of Long-Lived Assets, Intangible Assets and Goodwill in Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, during the six months ended June 30, 2017 there were no material changes to our significant accounting policies which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, FASB issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update No. 2014-09 (ASU 2014-09)), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2017.  The Company does not believe that the adoption of the new standard will have a material effect on its previously reported revenue in that the accounting related to its current revenue-based business practices will not materially change under the new standard, though incremental disclosures required by the new standard may be significant.

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

There have been no other significant changes in recent accounting pronouncements during the six months ended June 30, 2017 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM  3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash and cash equivalents. As of June 30, 2017, we had $11.2 million in cash and cash equivalents. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM  4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

Other than changes in internal controls related to goodwill and intangible assets, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II – OTHER INFORMATION

ITEM  1.       LEGAL PROCEEDINGS

On February 28, 2017, the Company received a class action and derivative complaint filed on February 24, 2017 in U. S. District Court for the District of Delaware by Vinh Du, one of the Company’s shareholders. The complaint names as defendants EnteroMedics, the board of directors and four members of our senior management, namely, Scott Youngstrom, Nick Ansari, Peter DeLange and Paul Hickey, and contains a purported class action claim for breach of fiduciary duty against the board of directors and derivative claims for breach of fiduciary duty against the board of directors and unjust enrichment against our senior management.  The allegations in the complaint relate to the increase in the number of shares authorized for grant under our Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”), which was approved by our shareholders at the Special Meeting of Shareholders held on December 12, 2016 (the “Special Meeting”), and to our subsequent grant of stock options on February 8, 2017, to the Company’s Directors and senior management to purchase an aggregate of 1,093,450 shares of our common stock (the “Option Grants”).  In the complaint, the plaintiff contends that (i) the number of shares authorized for grant under the Plan, as adjusted by the board of directors after the Special Meeting for the subsequent recapitalization of the Company, resulted from an alleged breach of fiduciary duties by the board of directors, and (ii) our senior management was allegedly unjustly enriched by the subsequent Option Grants.  The plaintiff seeks relief in the form of an order rescinding the Plan as approved by the shareholders at the Special Meeting, an order cancelling the Option Grants, and an award to plaintiff for his costs, including fees and disbursements of attorneys, experts and accountants.  On April 17, 2017, we filed a motion to dismiss the complaint based on the plaintiff’s failure to satisfy Delaware’s demand requirement for a derivative action and failure to state a valid claim.  The motion is now fully briefed.  The Court has not ruled on the request for oral argument. We believe the allegations in the complaint are without merit, and intend to defend the action vigorously.

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

ITEM  1A.    RISK FACTORS

There have been no material changes to the risk factors set forth in Exhibit 99.3 of our Current Report on Form 8-K filed on July 26, 2017.

ITEM  2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Other than as previously reported in our Current Report on Form 8-K filed on May 23, 2017, as amended, during the period covered by this report we did not sell any securities which were not registered under the Securities Act of 1933, as amended.

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
Scott P. Youngstrom
Chief Financial
Officer and Chief Compliance Officer
(Principal Financial and Accounting Officer)

Dated: August 8, 2017

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1*

Agreement and Plan of Merger, dated as of May 22, 2017, by and among EnteroMedics Inc., BarioSurg, Inc., Acorn Subsidiary Inc., Acorn Subsidiary Holdings LLC and the Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2017)

3.1

Certificate of Designation of Conditional Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 1, 2017)

10.1

Voting Agreement and Irrevocable Proxy, dated as of May 22, 2017, by and between EnteroMedics Inc. and Dr. Raj Nihalani (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2017)

10.2

Executive Employment Agreement, dated as of May 22, 2017, by and between EnteroMedics Inc. and Dr. Raj Nihalani (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2017)

10.3

Non-Competition and Non-Solicitation Agreement, dated as of May 22, 2017, by and between EnteroMedics Inc. and Dr. Raj Nihalani (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2017)

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash flows and (v) the Notes to Condensed Consolidated Financial Statements.

*Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to the Merger Agreement (identified therein) have been omitted from this report and will be furnished supplementally to the SEC upon request.

**Filed herewith.