Form 10-Q
period 2017-09-30
ReShape Lifesciences Inc.
filed 2017-11-14
CIK 1371217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

Commission file number: 1-33818

RESHAPE LIFESCIENCES INC.

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

As of October 31, 2017,  21,718,713 shares of the registrant’s Common Stock were outstanding.

Registered Trademarks and Trademark Applications: In the United States we have registered trademarks for vBLOC®, ENTEROMEDICS®, MAESTRO®,  RESHAPE®, RESHAPE DUO®, and RESHAPE MEDICAL®,  each registered with the United States Patent and Trademark Office, and trademark applications for vBLOC POWER TO CHOOSE and VBLOC POWER TO CHOOSE AND DESIGN. In addition, some or all of the marks vBLOC, ENTEROMEDICS, MAESTRO, MAESTRO SYSTEM ORCHESTRATING OBESITY SOLUTIONS, vBLOC POWER TO CHOOSE, vBLOC POWER TO CHOOSE AND DESIGN RESHAPE, RESHAPE DUO, RESHAPE MEDICAL and RESHAPE LIFESCIENCES are the subject of either a trademark registration or application for registration in Australia, Brazil, Canada, China, the European Community, India, Kuwait, Mexico, Saudi Arabia, Switzerland and the United Arab Emirates. We believe that we have common law trademark rights to GASTRIC VEST. This Quarterly Report on Form 10-Q contains other trade names and trademarks and service marks of ReShape Lifesciences and of other companies.

PART I – FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$23,433,297	$3,310,787
Accounts receivable (net of allowance for bad debts of $20,000 at September 30, 2017 and December 31, 2016)	333,057	143,692
Inventory	1,586,629	1,789,578
Prepaid expenses and other current assets	252,473	476,624
Total current assets	25,605,456	5,720,681
Property and equipment, net	195,514	200,720
Goodwill	6,397,671	—
Other intangible assets (net of accumulated amortization of $44,777 at September 30, 2017)	21,842,409	—
Other assets	1,142,304	1,119,405
Total assets	$55,183,354	$7,040,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$706,520	$1,311,706
Accrued expenses	3,427,245	2,751,415
Total current liabilities	4,133,765	4,063,121
Common stock warrant liability	2,159	39,119
Total liabilities	4,135,924	4,102,240
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized:
Series A convertible preferred stock, $0.01 par value; zero shares outstanding at September 30, 2017 and December 31, 2016; 12,531 and zero shares issued at September 30, 2017 and December 31, 2016, respectively	—	—
Conditional convertible preferred stock, $0.01 par value; 1,000,181 and zero shares issued and outstanding at September 30, 2017 and December 31, 2016	10,002	—
Series B convertible preferred stock, $0.01 par value; 20,000 shares issued and 11,003 and zero shares outstanding at September 30, 2017 and December 31, 2016	110
Common stock, $0.01 par value; 300,000,000 shares authorized; 12,208,671 and 2,736,621 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	122,087	27,366
Additional paid-in capital	376,057,278	303,852,582
Accumulated deficit	(325,142,047)	(300,941,382)
Total stockholders’ equity	51,047,430	2,938,566
Total liabilities and stockholders’ equity	$55,183,354	$7,040,806

See accompanying notes to condensed consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales revenue	$110,020	$296,760	$243,120	$644,760
Service revenue	250,000	—	250,000	—
Total revenue	360,020	296,760	493,120	644,760
Cost of revenue	214,511	146,631	298,506	342,070
Gross profit	145,509	150,129	194,614	302,690
Operating expenses:
Selling, general and administrative	4,595,538	3,361,572	16,085,311	15,088,297
Research and development	1,109,641	1,253,390	3,586,129	3,879,378
Total operating expenses	5,705,179	4,614,962	19,671,440	18,967,675
Operating loss	(5,559,670)	(4,464,833)	(19,476,826)	(18,664,985)
Other income (expense):
Interest income	—	1,493	100	4,991
Interest expense	—	(1,391,134)	—	(3,393,374)
Warrants expense	(4,438,149)	—	(4,438,149)	—
Change in value of warrant liability	5,047	241,741	(283,688)	3,330,254
Change in value of convertible notes payable	—	(909,030)	—	(200,004)
Other, net	(904)	(700)	(2,102)	(3,272)
Net loss	$(9,993,676)	$(6,522,463)	$(24,200,665)	$(18,926,390)
Net loss per share—basic and diluted	$(1.06)	$(11.77)	$(3.19)	$(69.14)
Shares used to compute basic and diluted net loss per share	9,470,807	554,028	7,589,239	273,751

See accompanying notes to condensed consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(24,200,665)	$(18,926,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	113,831	109,382
Stock-based compensation	3,483,451	2,201,949
Warrants issued to former holders of convertible notes	4,438,149	—
Amortization of commitment fees, debt issuance costs and original issue discount	—	1,596,093
Amortization of intangible assets	44,777	—
Change in value of convertible notes payable	—	200,004
Change in value of warrant liability	283,688	(3,330,254)
Change in operating assets and liabilities:
Accounts receivable	(189,365)	(133,752)
Inventory	(257,157)	(447,537)
Prepaid expenses and other current assets	224,151	459,970
Other assets	443,033	(290,480)
Accounts payable	(788,186)	508,769
Accrued expenses	675,829	(744,036)
Accrued interest payable	—	1,673,793
Net cash used in operating activities	(15,728,464)	(17,122,489)
Cash flows from investing activities:
Acquisition, net of cash acquired	(1,848,720)	—
Purchases of property and equipment	(108,625)	(11,544)
Net cash used in investing activities	(1,957,345)	(11,544)
Cash flows from financing activities:
Proceeds from warrants exercised	3,334,176	—
Proceeds from sale of common stock and warrants for purchase of common stock (January 2017)	6,468,148	—
Proceeds from sale of convertible preferred stock (January 2017)	12,531,000	—
Proceeds from sale of convertible preferred stock (August 2017)	18,400,000	—
Common stock financing costs	(2,505,244)	(28,000)
Preferred stock financing costs	(419,761)	—
Proceeds from convertible notes payable	—	17,250,000
Repayments on convertible notes payable	—	(446,867)
Debt issuance costs	—	(726,793)
Net cash provided by financing activities	37,808,319	16,048,340
Net increase in cash and cash equivalents	20,122,510	(1,085,693)
Cash and cash equivalents:
Beginning of period	3,310,787	7,927,240
End of period	$23,433,297	$6,841,547
Supplemental disclosure:
Cash paid for interest	$—	$169,259
Noncash investing and financing activities:
Issuance of convertible preferred shares and common shares for acquisition	$26,258,963	$—
Conversion of convertible preferred shares to common stock	$21,528,000	$—
Conversion of convertible notes and interest payable	$—	$14,234,201

See accompanying notes to condensed consolidated financial statements.

ReShape Lifesciences Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)  Summary of Significant Accounting Policies

Description of Business

ReShape Lifesciences Inc. (the Company) is focused on the development and commercialization of minimally invasive medical devices to treat obesity,  metabolic diseases and other gastrointestinal disorders. The Company was incorporated in the state of Minnesota on December 19, 2002 and was reincorporated in Delaware on July 22, 2004. In January 2006, the Company established EnteroMedics Europe Sárl, a wholly-owned subsidiary located in Switzerland.  Prior to October 23, 2017, the Company was known as EnteroMedics Inc. While the Company is currently headquartered in St. Paul, Minnesota, in conjunction with its acquisition of ReShape Medical, Inc. (ReShape Medical) on October 2, 2017, it announced its intention to move its headquarters to San Clemente, California.  See further information regarding the Company’s acquisition of ReShape Medical in Note 11, Subsequent Events.

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

On October 26, 2017, the Company filed a Certificate of Amendment to its Sixth Amended and Restated Certificate of Incorporation to reduce the number of authorized shares of the Company’s common stock from 300 million to 275 million

Risks and Uncertainties

The Company is focused on the development and commercialization of minimally invasive medical devices to treat obesity, metabolic diseases and other gastrointestinal disorders. vBloc® Neurometabolic Therapy (vBloc Therapy), delivered by a U.S. Food and Drug Administration (FDA)-approved pacemaker-like device called the vBloc®System, is designed to help patients feel full and eat less by intermittently blocking hunger signals on the vagus nerve.

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

On May 22, 2017 the Company acquired the Gastric Vest System™ (Gastric Vest) through the acquisition of BarioSurg, Inc. The Gastric Vest is an investigational, minimally invasive, laparoscopically implanted medical device being studied for weight loss in obese and morbidly obese patients. The Gastric Vest wraps around a plicated stomach, emulating the effect of conventional weight-loss surgery, and is intended to enable gastric volume reduction without permanently changing patient anatomy.

On October 2, 2017 the Company acquired ReShape Medical, Inc., a privately-held medical technology company that develops, manufactures and markets the ReShape® Dual Weight Loss Balloon (the ReShape Balloon), an FDA-approved, minimally invasive intragastric balloon designed to treat obesity patients with a body mass index (BMI) between 30 and 40, with one or more related comorbid conditions.  Because the closing of this acquisition was after September 30, 2017, the Company’s Consolidated Balance Sheets and Statements of Operations included with this Quarterly Report on Form 10-Q do not reflect the acquisition of ReShape Medical.

The Company’s products require approval from the U.S. Food and Drug Administration (FDA) or corresponding foreign regulatory agencies prior to commercial sales. The Company received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the vBloc System, and has begun a controlled commercial launch at select surgical centers in the United States. The vBloc System has also received CE Mark and was previously listed on the Australian Register of Therapeutic Goods (ARTG). The ReShape Balloon received FDA approval on July 28, 2015.

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. Certain of the Company’s common stock warrants are required to be reported at fair value and the Company has elected to report its senior amortizing convertible notes at fair value. The fair values of common stock warrants and investments in debt and equity securities, if any, are disclosed in Note 4.  The fair values of senior amortizing convertible notes (the Notes) outstanding, if any, are valued using a Binomial Lattice model.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. There was no difference from reported net loss for the three and nine months ended September 30, 2017 and 2016.

Revenue Recognition

Sales revenue is recognized when persuasive evidence of an arrangement exists, title or risk of loss has passed, the selling price is fixed or determinable,  and collection is reasonably assured. Products are sold through direct sales or medical device distributors and revenue is recognized upon sale to a bariatric center of excellence or a medical device distributor when no right of return or price protection exists. Terms of sales to international distributors are generally EXW, reflecting that goods are shipped “ex works,” in which risk of loss is assumed by the distributor at the shipping point. A provision for returns is recorded only if product sales provide for a right of return. No provision for returns was recorded for the three and nine months ended September 30, 2017 and 2016, as the product sales recorded did not provide for rights of return.

Revenues for services are recognized when earned, subject to limitations, if any, related to multiple deliverables. We evaluate each element in these multiple-element arrangements to determine whether they represent a separate unit of accounting and recognize each element as the services are performed.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(9,993,676)	$(6,522,463)	$(24,200,665)	$(18,926,390)
Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	9,470,807	554,028	7,589,239	273,751
Net loss per share—basic and diluted	$(1.06)	$(11.77)	$(3.19)	$(69.14)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30,
	2017	2016
Stock options outstanding	1,331,166	1,414,918
Common shares underlying convertible preferred stock	9,787,210	—
Warrants to purchase common stock	14,308,337	3,953,413

Recently Issued or Adopted Accounting Standards

In May 2014, FASB issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update No. 2014-09 (ASU 2014-09)), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2017.  The Company intends to use the modified retrospective approach when it adopts the standard as required January 1, 2018.  The Company’s accounting for revenue related to vBloc products is not expected to materially change.  The implications of the adoption of the new standard related to sales of ReShape Medical’s products are currently being evaluated.  Additionally, the new standard will likely require incremental revenue disclosures that may be significant.

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

In July 2017, FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in this update are intended to simplify the accounting for certain equity-linked financial instruments and embedded features with down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the new guidance, a down round feature will no longer need to be considered when determining whether certain financial instruments or embedded features should be classified as liabilities or equity instruments. That is, a down round feature will no longer preclude equity classification when assessing whether an instrument or embedded feature is indexed to an entity's own stock. In addition, the amendments clarify existing disclosure requirements for equity-classified instruments. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We early adopted the applicable amendments in the third quarter of 2017 on a retrospective basis.

There have been no other significant changes in recent accounting pronouncements during the nine months ended September 30, 2017 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

(2)  Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company currently is not generating revenue from operations that is significant relative to its level of operating expenses, and does not anticipate generating revenue sufficient to offset operating costs in the short-term to mid-term. The Company has financed its operations to date principally through the sale of equity securities, debt financing and interest earned on investments. The Company’s history of operating losses, limited cash resources and lack of certainty regarding obtaining significant third-party reimbursement for the vBloc System or timing thereof,  raise substantial doubt about our ability to continue as a going concern absent a strengthening of our cash position.

On January 23, 2017, the Company closed an underwritten public offering consisting of units of common stock, convertible preferred stock and warrants to purchase common stock.  Gross proceeds of the offering were $19.0 million, prior to deducting underwriting discounts and commissions and offering expenses of $2.5 million.

On August 16, 2017, the Company closed an underwritten public offering consisting of units of Series B Convertible Preferred Stock and warrants to purchase common stock.  Gross proceeds of the offering were $20.0 million, prior to deducting underwriting discounts and commissions and offering expenses of approximately $2.0 million.

During the nine months ended September 30, 2017, common stock warrants for 599,670 shares of common stock were exercised by warrant holders of warrants issued January 23, 2017 with proceeds to the Company of $3.3 million.

As of September 30, 2017, the Company had $23.4 million of cash and cash equivalents to fund its operations through 2017 early 2018.

The Company’s anticipated operations include plans to (i) integrate the sales and operations of the Company with the newly acquired ReShape Medical in order to expand sales of both the ReShape Balloon and vBloc as well as to obtain cost savings synergies, (ii) expand the controlled commercial launch of vBloc Therapy, delivered via the vBloc System, (iii) continue development of the Gastric Vest, (vi) seek opportunities to leverage the Company’s intellectual property portfolio and custom development services to provide third party sales and licensing opportunities, and (v) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.   However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing to support its operations.

Management is currently pursuing various funding options, including seeking additional equity financing as well as a strategic merger or other transaction to obtain additional funding or expand its product line to continue the development of, and to successfully commercialize, the ReShape Balloon, the vBloc System and the Gastric Vest. While the acquisition of ReShape Medical does provide incremental revenues to the Company, the cost to further develop and commercialize the ReShape Balloon is expected to significantly exceed revenues for the foreseeable future.  While there can be no assurance that the Company will be successful in its efforts, the Company has a long history of raising equity financing to fund its development activities. Should the Company be unable to obtain adequate financing in the near term, the Company’s business, result of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.

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

The consideration paid by the Company for all of the outstanding shares of capital stock and outstanding options of BarioSurg consisted of: (i) 1.38 million shares of common stock, par value $0.01 per share, of the Company ("Company Common Stock"), (ii) 1.0 million shares of newly created conditional convertible preferred stock, par value $0.01 per share, of the Company ("Company Preferred Stock"), which shares will convert into 5.0 million shares of Company Common Stock subject to and contingent upon the post-closing approval of the Company's stockholders in accordance with the NASDAQ Stock Market Rules, and (iii) $2.0 million in cash.  At the closing of the Merger, 100,018 shares of Company Preferred Stock were deposited with an escrow agent to fund-post closing indemnification obligations of BarioSurg’s former stockholders.  The total consideration paid by the Company, preliminarily valued at $28.3 million, includes: (a) $2.0 million in cash paid from our existing cash balances and (b) $26.3 million from the issuance of Company Common Stock and Company Preferred Stock.  The preliminary valuation of the Company Common Stock and Company Preferred Stock took into account (i) the conversion ratio of the Company Preferred Stock, (ii) the average closing prices of our common stock on the NASDAQ Stock Market on the date the transaction was announced and the three trading days following the announcement, and (iii) a 19% discount for lack of marketability related to the shares issued in the transaction.

The purchase price consideration of $28.3 million does not include expenses of $131,000 and $367,000 for legal, accounting, audit, valuation and other services that were incurred during the three and nine months ended September 30, 2017 as part of the transaction and were expensed as incurred.

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

The results of this acquisition, a  $443,000 loss for the 2017 year-to-date period through September 30, is included in our consolidated operations beginning May 22, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$360,020	$296,760	$493,120	$644,760
Net loss	$(9,895,138)	$(6,691,689)	$(24,230,493)	$(19,406,642)
Net loss per share—basic and diluted	$(1.04)	$(3.46)	$(2.92)	$(11.73)

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

The Company did not hold any short-term investments classified as available for sale or held to maturity as of September 30, 2017 and December 31, 2016.

The fair value of the Company’s common stock warrant liability is calculated using a Black-Scholes valuation model and is classified as Level 2 in the fair value hierarchy. The fair values are presented below along with the valuation assumptions:

	Series A Warrants
	September 30, 2017		December 31, 2016
Risk-free interest rates	1.31%		1.20%
Expected life	15	months	24	months
Expected dividends	—%		—%
Expected volatility	194.28%		122.03%
Fair value	$2,159		$36,000

The following were the fair value assumptions used by the Company in calculating values of Note Warrants as of December 31, 2016:

	December 31, 2016
	November 2015 Note Warrants		January 2016 Note Warrants		May 2016 Note Warrants
Risk-free interest rates	1.47%		1.93%		1.93%
Expected life	46	months	48	months	52	months
Expected dividends	—%		—%		—%
Expected volatility	102.29%		108.57%		106.37%
Fair value	$449		$1,633		$1,037

The following table summarizes fair value measurements of the Series A Warrants and Note Warrants by level at December 31, 2016 and September 30, 2017:

	Level 1	Level 2	Level 3	Total
Common stock warrants at December 31, 2016	$—	$39,119	$—	$39,119
Common stock warrants at September 30, 2017	$—	$2,159	$—	$2,159

During the three and nine months ended September 30, 2016, the Company had amounts outstanding from 7% senior amortizing convertible notes (the Notes) related to Note issuances on November 9, 2015 (the First Closing) and January 11, 2016 (the Second Closing) and May 2, 2016 (the Third Closing), when the Company issued Notes with principal amounts of $1.5 million, $11.0 million and $6.25 million, respectively.  As of December 31, 2015, the fair value of the outstanding Notes from the First Closing was determined to be $1.3 million. The fair value of the Notes issued with the Second Closing was determined to be $9.9 million on the January 11, 2016 issue date and $2.4 million on September 30, 2016.   The fair value of the Notes issued with the Third Closing was determined to be $6.0 million on the May 2, 2016 issue date and $3.2 million on September 30, 2016.  The fair values were calculated using a Binomial Lattice model and the following assumptions:

	November 2015 Notes			January 2016 Notes
	September 30, 2016	December 31, 2015		September 30, 2016		January 11, 2016
Risk-free interest rates	N/A	1.11%		0.65%		1.01%
Expected life	N/A	1.86	years	1.11	years	1.83	years
Expected dividends	N/A	—%		—%		—%
Expected volatility	N/A	57.5%		70.0%		60.0%
Fair value per share of common stock	N/A	$0.03		$0.002		$0.02

	May 2016 Notes
	September 30, 2016		May 2, 2016
Risk-free interest rates	0.65%		0.69%
Expected life	1.11	years	1.52	years
Expected dividends	—%		—%
Expected volatility	70.0%		65.0%
Fair value per share of common stock	$0.002		$0.01

(5)  Inventory

From the Company’s inception, inventory related purchases had been used for research and development related activities and had accordingly been expensed as incurred. In December 2011, the Company began receiving ARTG listings for components of the vBloc Rechargeable System from the Australian Therapeutic Goods Administration, with the final components being listed on the ARTG in January 2012. As a result, the Company determined certain assets were recoverable as inventory beginning in December 2011. The Company accounts for inventory at the lower of cost or market and records any long-term inventory as other assets in the condensed consolidated balance sheets. There was $1.1 million and $676,000 of long-term inventory, primarily consisting of raw materials, as September 30, 2017 and December 31, 2016, respectively.

Current inventory consists of the following as of:

	September 30,	December 31,
	2017	2016
Raw materials	$207,758	$335,606
Work-in-process	1,362,399	1,437,957
Finished goods	16,472	16,015
Inventory	$1,586,629	$1,789,578

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

With the acquisition of BarioSurg, the Company also leases space in Lake Forest, California under an operating lease with monthly base rent of approximately $2,200 per month through September 30, 2018.

With the October 2, 2017 acquisition of ReShape Medical, the Company leases separate office and manufacturing/warehouse space in San Clemente, California.  The operating lease for office space has a term that runs through June 30, 2022 with base rent of approximately $24,600 per month and with annual rent escalations of approximately 3%.  The operating lease for manufacturing/warehouse space has a term that runs through October 31, 2019 with base rent of approximately $10,900 per month.

Total rent expense recognized for each of the three month periods ended September 30, 2017 and 2016 was $64,893 and $58,905 and for each of the nine-month periods was $185,436 and $176,175. At September 30, 2017, future minimum payments for the Company, including the lease obligations related to the October 2, 2017 acquisition of ReShape Medical (see also Note11, Subsequent Events) are as follows:

Year ending December 31,
Remaining three months of 2017	$173,832
2018	633,695
2019	419,082
2020	319,262
2021	327,949
2022	165,061
$2,038,881

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

Litigation

On February 28, 2017, the Company received a class action and derivative complaint filed on February 24, 2017 in U. S. District Court for the District of Delaware by Vinh Du, one of the Company’s shareholders. The complaint names as defendants ReShape Lifesciences, the board of directors and four members of our senior management, namely, Scott Youngstrom, Nick Ansari, Peter DeLange and Paul Hickey, and contains a purported class action claim for breach of fiduciary duty against the board of directors and derivative claims for breach of fiduciary duty against the board of directors and unjust enrichment against our senior management.  The allegations in the complaint relate to the increase in the number of shares authorized for grant under our Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”), which was approved by our shareholders at the Special Meeting of Shareholders held on December 12, 2016 (the “Special Meeting”), and to our subsequent grant of stock options on February 8, 2017, to the Company’s Directors and senior management to purchase an aggregate of 1,093,450 shares of our common stock (the “Option Grants”).  In the complaint, the plaintiff contends that (i) the number of shares authorized for grant under the Plan, as adjusted by the board of directors after the Special Meeting for the subsequent recapitalization of the Company, resulted from an alleged breach of fiduciary duties by the board of directors, and (ii) our senior management was allegedly unjustly enriched by the subsequent Option Grants.  The plaintiff seeks relief in the form of an order rescinding the Plan as approved by the shareholders at the Special Meeting, an order cancelling the Option Grants, and an award to plaintiff for his costs, including fees and disbursements of attorneys, experts and accountants.  On April 17, 2017, we filed a motion to dismiss the complaint based on the plaintiff’s failure to satisfy Delaware’s demand requirement for a derivative action and failure to state a valid claim.  The motion is now fully briefed and the Court will hear oral argument on November 28, 2017.  We believe the allegations in the complaint are without merit, and intend to defend the action vigorously.

On April 20, 2017, Fulfillium, Inc., filed a Complaint in the United States District Court for the District of Delaware accusing ReShape Medical, Inc., which the Company acquired on October 2, 2017 and is now a wholly-owned subsidiary of the Company, of trade secret misappropriation under the California Uniform Trade Secrets Act (CA. Civ. Code §3426 et seq.) and/or Delaware law (Code Ann. Title 6 §2001 et seq); and infringement of U.S. Patent Nos. 9,445,930 and 9,456,915.  On July 28, 2017, Reshape Medical, Inc. filed a Rule 12(b)(6) motion to dismiss the trade secrets claims as time-barred and/or for failure to state a claim and to dismiss most of the patent infringement claims for failure to state a claim.  ReShape Medical, Inc., also filed a motion to transfer the litigation to the United States District Court for the Central District of California.  On October 10, 2017, Fulfillium filed a motion seeking leave to amend its complaint to add an investor in ReShape Medical, Inc. as a co-defendant, but did not amend the substantive allegations of its original Complaint that are the basis of the pending motion to dismiss.  ReShape Medical, Inc. filed an opposition to the motion for leave to amend on October 24, 2017 and Fulfillium filed its Reply on October 31, 2017.  The motions to dismiss and transfer were heard on November 7, 2017, and on November 9, 2017, the Court issued an Order granting-in-part the motion to dismiss, dismissing the trade secret claim and allegations of willful infringement, with leave to amend, and transferring the case to the United States District Court for the Central District of California.  The Court did

not rule on the motion for leave to amend the complaint to add the proposed new party, which remains fully briefed.  Management of the Company intends to vigorously defend against the claims and believes the risk of loss remote.

Except as disclosed in the foregoing paragraphs, the Company is not currently a party to any litigation and the Company is not aware of any pending or threatened litigation against it that could have a material adverse effect on the Company’s business, operating results or financial condition. The medical device industry in which the Company operates is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, the Company may be involved in various legal proceedings from time to time.

(7)  Senior Amortizing Convertible Notes

On November 9, 2015, January 11, 2016 and May 2, 2016 the Company issued 7% senior amortizing convertible notes (the “Notes”) with principal amounts of $1.5 million, $11.0 million and $6.25 million.  Warrants were also issued in connection with each of the three Notes (the “Note Warrants”).  As of December 31, 2016 the Notes were fully amortized, primarily through non-cash conversions of the Notes into shares of common stock.  For the nine months ended September 30, 2016, the condensed consolidated statement of operations includes interest expense related to the Notes.  See further details regarding the Notes and Note Warrants in footnote 8 to the Company’s Consolidated Financial Statements contained in our Annual Report on Form 10-K for the Year Ended December 31, 2016.

(8)  Stock-based Compensation

The fair value method of accounting for share-based payments is applied to all share-based payment awards issued to employees and where appropriate, nonemployees, unless another source of literature applies.

Based on the application of these standards, stock-based compensation expense for stock-based awards under the Company’s Amended and Restated 2003 Stock Incentive Plan (the Plan) and inducement grants for the three and nine months ended September 30, 2017 and 2016, including $138,000 and $4,000 for nonemployees, respectively, was allocated to operating expenses follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Selling, general and administrative	$599,767	$310,133	$3,412,820	$1,731,768
Research and development	17,584	45,203	70,631	470,181
Total	$617,351	$355,336	$3,483,451	$2,201,949

As of September 30, 2017 there was approximately $5.2 million of total unrecognized compensation costs, related to employee unvested stock option awards, which are expected to be recognized over a weighted-average period of 2.4 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Risk-free interest rates	1.88%-1.99%	1.03%	1.88%-2.34%	0.87%–1.64%
Expected life	6.25 years	4.00 years	6.00 years–10.00 years	4.00 years–6.25 years
Expected dividends	0%	0%	0%	0%
Expected volatility	90.93%	96.64%	90.93%–131.24%	88.43%–96.10%

Option activity under the Plan for the nine months ended September 30, 2017 was as follows:

		Outstanding Options

	Shares
	Available For	Number of	Weighted-Average
	Grant	Shares (1)	Exercise Price (1)
Balance, December 31, 2016	2,988,243	19,840	$770.35
Shares reserved	—	—	—
Options granted	(1,333,450)	1,333,450	6.71
Options exercised	—	—	—
Options cancelled	22,124	(22,124)	55.73
Balance, September 30, 2017	1,676,917	1,331,166	$22.63

_________________

(1)

Outstanding option amounts as of December 31, 2016 and September 30, 2017 include both 2003 Plan options as well as inducement options granted in November 2015 and January 2016 to executive officers in conjunction with their recruitment.

(9)  Stock Sales

January 2017 Issuance of Common Stock, Convertible Preferred Stock and Warrants

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

August  2017 Issuance of Convertible Preferred Stock and Warrants

On  August 16, 2017, the Company closed a firm commitment underwritten public offering (the “Offering”) of 20,000 units consisting of one share of Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), which is convertible into 435 shares of common stock, par value $0.01 share (the “Common Stock”), at a conversion price of $2.30 per share, and one seven-year warrant to purchase 435 shares of Common Stock at an exercise price of $2.30 per share (the “Warrants”), at a public offering price of $1,000 per unit

The net proceeds received by the Company from the sale of the units was approximately $18.0 million, after deducting underwriting discounts and offering expenses.

The Series B Preferred Stock was determined to not be mandatorily redeemable under ASC 480.  Additionally, the Company identified two embedded features within the Series B Preferred Stock: (1) optional conversion by the holder, and (2) redemption in the event of a fundamental change and the Company determined that neither of these embedded features required bifurcation under ASC 815.  Since the Series B Preferred Stock is only redeemable in an ordinary liquidation, upon the occurrence of a fundamental transaction which is solely within the Company’s control, or in circumstances when all common shareholders are entitled to receive the same form of consideration, the Series B Preferred Stock is presented within permanent equity.

The warrants issued with the Series B Preferred Stock were also classified in stockholders’ equity as they are both indexed to the Company’s own stock and meet the scope exception in ASC 815-10-15-74(a) and, accordingly,  do not require derivative liability accounting pursuant to ASC 815.

Prior to the closing and subsequent to the Offering, certain purchasers of the units sold in the Offering notified the Company of their election to convert the shares of Series B Preferred Stock underlying such units into shares of Common Stock.  As of September 30, 2017, 8,997 of the 20,000 shares of the Series B Preferred Stock issued in the offering had been converted into 3,913,695 shares of Common Stock.

On August 16, 2017, the Company also issued warrants to purchase an aggregate of 2,575,000 shares of Common Stock to certain parties (each, a “Holder”) to the Securities Purchase Agreement (as amended, the “Purchase Agreement”), dated November 4, 2015, between the Company and the other parties named therein, as consideration for the waiver by each of the Holders of their right to participate in future securities offerings by the Company, which rights were granted pursuant to the Purchase Agreement. These warrants are in substantially the same form, and on the same terms as, the Warrants issued pursuant to the Offering. Because the Company received no additional consideration or future rights related to the warrants issued to the Holders, the Black Scholes value of the warrants was recorded as $4.4 million of expense as of the August 16, 2017 issuance date.  The Black Scholes value was estimated using a risk-free interest rate of 2.03%, an expected life of 7.0 years, expected dividends of zero and expected volatility of 112.03%.

(10)  Warrants

During the nine months ended September 30, 2017, common stock warrants for 599,670 shares of common stock were exercised by warrant holders with proceeds to the Company of $3.3 million.

Stock warrant activity for the nine months ended September 30, 2017 is as follows:

		Weighted
		Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2016	55,049	$238.90
Granted (1)	14,852,994	3.15
Exercised	(599,670)	5.56
Cancelled	(36)	238.90
Balance, September 30, 2017	14,308,337	$3.51

_______________

(1)	See Note 9 regarding the issuance of warrants in January and August 2017

(11)  Subsequent Events

Acquisition of ReShape Medical, Inc.

On October 2, 2017 the Company acquired ReShape Medical, Inc., a privately-held medical technology company that develops, manufactures and markets the ReShape® Dual Weight Loss Balloon, an FDA and CE marked approved, minimally invasive intragastric balloon designed to treat obesity patients with a body mass index (BMI) between 30 and 40, with one or more related comorbid conditions.

Under the terms of the agreement, the consideration paid by the Company for ReShape Medical consisted of 2,356,729 shares of common stock, 187,772 shares of series C convertible preferred stock (which will be convertible into 18,777,200 shares of common stock upon the receipt of the required approval of the Company’s stockholders under NASDAQ rules), and approximately $5.0 million in cash, which amount was immediately used to pay ReShape Medical’s outstanding senior secured indebtedness and certain transaction expenses of ReShape Medical. The Company agreed to hold a special meeting of its stockholders by December 31, 2017 to seek the required approval of the conversion of the series C convertible preferred stock into shares of common stock.

The Company expects that the ReShape Medical acquisition will be accounted for as a business combination and the Company will record the assets and liabilities acquired at their respective fair values during the fourth quarter of 2017.

Name Change of EnteroMedics Inc. to ReShape Lifesciences Inc.

On October 23, 2017, the Company announced that it filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to amend Article I of the Company’s Certificate of Incorporation to change the name of the corporation to “ReShape Lifesciences Inc.” effective on October 23, 2017. In addition, in connection with the name change, the Company’s ticker symbol was changed to “RSLS” which became effective at the start of trading on October 23, 2017, and the Company’s common stock will continue to trade on The NASDAQ Capital Market.

Special Meeting of Shareholders on October 25, 2017

At a Special Meeting of Shareholders on October 25, 2017, the Company’s shareholders approved the following proposals set forth in the Company’s Definitive Proxy Statement on Schedule 14A, which was filed with Securities and Exchange Commission and mailed to the Company’s stockholders on or about October 6, 2017:

Proposal 1:  Approval of the conversion of 1,000,181 shares of the Company’s conditional convertible preferred stock issued to the former equity holders of BarioSurg, Inc. (“BarioSurg”) in connection with the Company’s May 22, 2017 acquisition of BarioSurg into 5,000,905 shares of the Company’s common stock.

Proposal 2:  Approval of the issuance of 916,834 shares of the Company’s common stock upon the exercise of outstanding warrants issued to certain parties (each, a "Holder") to the Securities Purchase Agreement, dated November 4, 2015, between the Company and the other parties named therein, as consideration for the waiver by each of the Holders of their right to participate in future securities offerings by the Company.

Proposal 3:  Approval of an amendment to the Company’s Sixth Amended and Restated Certificate of Incorporation to reduce the number of authorized shares of common stock from 300,000,000 to 275,000,000.

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

Overview

We are a medical device company focused on the development and commercialization of minimally invasive medical devices to treat obesity, metabolic diseases and gastrointestinal disorders.

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

We have a limited operating history and on January 14, 2015 received FDA approval to sell the vBloc System in the United States. In addition, we have regulatory approval to sell the vBloc System in the European Economic Area and other countries that recognize the European CE Mark and do not have any other source of revenue. We were incorporated in Minnesota on December 19, 2002 and later reincorporated in Delaware on July 22, 2004. Prior to October 23, 2017, the Company was known as EnteroMedics Inc.  We have devoted substantially all of our resources to the development and commercialization of the vBloc System, which was formerly known as the Maestro or vBloc Rechargeable System.

On May 22, 2017, we acquired the Gastric Vest System™ through our acquisition of BarioSurg.  The Gastric Vest System is an investigational, minimally invasive, laparoscopically implanted medical device being studied for weight loss in obese and morbidly obese patients. The Gastric Vest wraps around a plicated stomach, emulating the effect of conventional weight-loss surgery, and is intended to enable gastric volume reduction without permanently changing patient anatomy.  The acquisition was completed under the terms of a merger agreement pursuant to which BarioSurg became a wholly-owned subsidiary of our company.  The aggregate merger consideration we paid for all of the outstanding shares of capital stock and outstanding options of BarioSurg was: (i) 1.38 million shares of our common stock, (ii) 1.0 million shares of our newly created conditional convertible preferred stock, which shares will convert into 5.0 million shares of our common stock subject to and contingent upon the post-closing approval of our stockholders in accordance with the NASDAQ Stock Market Rules, and (iii) $2 million in cash.

On October 2, 2017 the Company acquired ReShape Medical, Inc., a privately-held medical technology company that develops, manufactures and markets the ReShape Dual Weight Loss Balloon® (the ReShape Balloon), an FDA and CE marked approved, minimally invasive intragastric balloon designed to treat obesity patients with a body mass index (BMI) between 30 and 40, with one or more related comorbid conditions.  The ReShape Balloon received FDA approval on July 28, 2015. Because the closing of this acquisition was after September 30, 2017, the Company’s Consolidated

Balance Sheets and Statements of Operations included with this Quarterly Report on Form 10-Q do not reflect the acquisition of ReShape Medical.

Under the terms of the merger agreement, the consideration paid by the Company for ReShape Medical consisted of 2,356,729 shares of common stock, 187,772 shares of series C convertible preferred stock (which will be convertible into 18,777,200 shares of common stock upon the receipt of the required approval of the Company’s stockholders under NASDAQ rules), and approximately $5.0 million in cash, which amount was immediately used to pay ReShape Medical’s outstanding senior secured indebtedness and certain transaction expenses of ReShape Medical. The Company agreed to hold a special meeting of its stockholders by December 31, 2017 to seek the required approval of the conversion of the series C convertible preferred stock into shares of common stock.

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

In 2016, we sold 62 vBloc units for $787,000 in revenue, and in 2015 we sold 24 units for $292,000 in revenue. We have incurred and expect to continue to incur significant sales and marketing expenses prior to recording sufficient revenue to offset these expenses. Additionally, our selling, general and administrative expenses have increased since we commenced commercial operations, and we expect that they will continue to increase as we continue to build the infrastructure necessary to support our expanding commercial sales, operate as a public company and develop our intellectual property portfolio. For these reasons, we expect to continue to incur operating losses for the next several years. We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on cash investments.

Our goal for the vBloc System remains broad coverage and reimbursement for vBloc Therapy. We believe that the most significant barrier to adoption for patients who want vBloc Therapy has been cost and lack of payer coverage.  In June 2017, we launched our vBloc Now program. The vBloc Now program provides qualified patients battling obesity the opportunity to receive vBloc Therapy, including the device, procedure, and vBloc Achieve follow up program, at an affordable price in exchange for sharing detailed health data with ReShape Lifesciences. The program is available for a limited time, will reduce patient total out-of-pocket costs, and compete with leading covered bariatric surgery procedures as well as other low-cost weight loss devices.

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

Sales Revenue

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

Service Revenue

During the 2017 third quarter, the Company provided certain custom development services based on its intellectual property portfolio that had been requested and contracted for by a third party.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

Sales Revenue.   Sales were $110,000 for the three months ended September 30, 2017 compared with $297,000 for the third quarter of 2016.  Unit sales for the third quarter of 2017 were 8 units compared to 22 units in the third quarter of 2016. The reduction in sales revenue was primarily due to the second quarter 2017 introduction of the vBloc Now program, under which qualified patients receive vBloc Therapy at a significantly reduced price and no revenue is recognized from units delivered under the program.

Service Revenue.   During the 2017 third quarter, the Company provided certain custom development services based on its intellectual property portfolio that had been requested and contracted for by a third party.

Cost of Revenue. Cost of revenue was $215,000 for the three months ended September 30, 2017, compared to $147,000 for the three months ended September 30, 2016. The increase of $68,000 was due to the labor costs associated with custom development service revenue and was partially offset by the decline in vBloc unit sales.  The Company’s gross margin percentage declined to 40.4% for the three months ended September 30, 2017 from 50.6% in the prior year period due to the lower margins earned on services revenue than on vBloc unit sales.

Selling,  General and Administrative Expenses.  Selling, general and administrative expenses were $4.6 million for the three months ended September 30, 2017 compared with $3.4 million and for the three months ended September 30, 2016. The $1.2 million or 36.7% increase was driven by a  $1.0 million increase in payroll-related expenses, which included approximately $290,000 in non-cash stock compensation expense, a $492,000 increase in acquisition expenses incurred with the May 22, 2017 acquisition of BarioSurg, Inc. and the October 2, 2017 acquisition of ReShape Medical, a $245,000 increase in expenses related to 21 vBloc units implanted during the quarter as part of the vBloc Now program and an increase $172,000 in other professional fees.  These expense increases were partially offset by a $403,000 decrease in advertising and marketing expenses and a $366,000 decrease in executive severance expenses

Research and Development Expenses.   Research and development expenses declined to $1.1 million for the three months ended September 30, 2017 from $1.3 million for the three months ended September 30, 2016. The decrease of $144,000, or 11.5%, was primarily due to a decline of $322,000 in professional services and was partially offset by an increase in payroll-related expenses of approximately $119,000 (net of a decrease of $28,000 for non-cash stock based compensation) and an increase in supplies expense of $25,000.

Interest Expense. Interest expense was zero for the three months ended September 30, 2017, compared to $1.4 million for the three months ended September 30, 2016. Interest expense for the third quarter of 2016 included interest related to the then outstanding 7% senior amortizing convertible notes (the Notes) with original principal amounts of $1.5 million,  $11.0 million and $6.25 million, respectively, and issuance dates of November 9, 2015,   January 11, and May 2, 2016, respectively.  As of December 31, 2016 the Notes were fully amortized.

Change in Value of Convertible Notes Payable. Since the Notes were fully amortized as of December 31, 2016, there was no valuation change to be recognized in the condensed consolidated statements of operations for the three months ended September 30, 2017. For the three months ended September 30, 2016 the value of the liability increased $909,000 based on the then outstanding Notes’ fair market value calculated using a Binomial Lattice model.

Change in Value of Warrant Liability. The value of the common stock warrant liability for our Series A Warrants decreased $5,000 during the three months ended September 30, 2017, resulting from the marking to market of the Series A Warrants that remain outstanding.  The value of the common stock warrant liability for our Series A and Note Warrants decreased $242,000 during the three months ended September 30, 2016. The fair market value of the warrant liability is calculated using the Black-Scholes valuation model, and is primarily driven by the reduction in the Company’s stock price from $0.03 at December 31, 2015 to $0.002 at September 30, 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Sales Revenues. Sales revenues were $243,000 for the nine months ended September 30, 2017 compared with $645,000 for the nine months ended September 30, 2016.  Unit sales for the nine months ended September 30, 2017 were 51 units compared to 29 units for the nine months ended September 30, 2016.  The reduction in sales revenue was primarily due to the second quarter 2017 introduction of the vBloc Now program.

Service Revenue.   During the 2017 third quarter, the Company provided certain custom development services based on its intellectual property portfolio that had been requested and contracted for by a third party.

Cost of Revenues. Cost of revenues were $299,000 for the nine months ended September 30, 2017, compared to $342,000 cost of goods sold for the nine months ended September 30, 2017. The decline was a result of decreased unit sales of vBloc, but was partially offset by labor costs related to custom development service revenues.  The Company’s gross margin percentage declined to 39.5% for the nine months ended September 30, 2017 from 46.9% due to both a reduction in average sales price of vBloc units as well as lower margins earned on services revenues.

Selling,  General and Administrative Expenses. Selling, general and administrative expenses were $16.1 million for the nine months ended September 30, 2017, compared to $15.1 million for the nine months ended September 30, 2016. The decrease of $1.0 million, or 6.6%, from the prior year period was primarily due to an increase of $1.3 million for payroll-related expenses, which includes an increase of approximately $1.7 million for non-cash stock compensation, a

$728,000 increase from acquisition expenses incurred with the May 22, 2017 acquisition of BarioSurg, Inc. and the October 2, 2017 acquisition of ReShape Medical, a $652,000 increase in expenses related to 55 vBloc units implanted during the second and third quarters as part of the vBloc Now program.  These expense increases were partially offset by lower advertising and marketing expenses of $1.3 million and lower executive severance expenses of $366,000.

Research and Development Expenses.  Research and development expenses were $3.6 million for the nine months ended September 30, 2017, compared to $3.9 million for the nine months ended September 30, 2016. The decrease of $293,000, or 7.6%, was primarily due to a decrease of $483,000 in payroll-related expenses and a decrease of $22,000 in professional services expenses, partially offset by an increase in supply expenses of $119,000.  The decrease of $483,000 in payroll-related expenses includes decreases of $400,000 for non-cash stock compensation expense.

Interest Expense. Interest expense was zero for the nine months ended September 30, 2017, compared to $3.4 for the nine months ended September 30, 2016. The decrease of $3.4 million is due to the Notes being fully amortized as of December 31, 2016.  Interest expense for the first nine months of 2016 included interest related to the then outstanding Notes with original principal amounts of $1.5 million, $11.0 million and $6.25 million, respectively, and issuance dates of November 9, 2015, January  11, 2016 and May 2, 2016, respectively.  As of December 31, 2016 the Notes were fully amortized.

Change in Value of Convertible Notes Payable. Since the convertible notes were fully amortized as of December 31, 2016, there was no valuation change to be recognized in the condensed consolidated statements of operations for the nine months ended September 30, 2017. For the nine months ended September 30, 2016 the value of the liability increased $200,000 based on the then outstanding Notes’ fair market value calculated using a Binomial Lattice model.

Change in Value of Warrant Liability. The value of the common stock warrant liability for our Series A Warrants and Note Warrants increased $283,000 during the nine months ended September 30, 2017, primarily resulting of marking to market the Series A Warrants and the Note Warrants for 48,272 common shares as of the date of their exercise.  The value of the common stock warrant liability for our Series A and Note Warrants decreased $3.3 million during the nine months ended September 30, 2016. The fair market value of the warrant liability is calculated using the Black-Scholes valuation model, and is primarily driven by the reduction in the Company’s stock price from $0.03 at December 31, 2015 to $0.002 at September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had $23.4 million in cash bank deposits.  While we had no short-term money market funds or other investments at September 30, 2017, we periodically invest in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Periodically, we invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.

We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments.    On January 23, 2017, we received $19.0 million in gross proceeds, prior to deducting offering expenses of $2.5 million, at the closing of an underwritten public offering of units in order to fund our future operations.  On August 16, 2017, the Company closed an underwritten public offering consisting of units of Series B Convertible Preferred Stock and warrants to purchase  common stock.  Gross proceeds of the offering were $20.0 million, prior to deducting underwriting discounts and commissions and offering expenses of approximately $2.0 million.  Both public offerings were undertaken to fund future operations and acquistions.

In addition during the nine months ended September 30, 2017, the Company collected proceeds of $3.3 million from the exercise of common stock warrants for 599,670 shares of common stock.

Our anticipated operations include plans to (i) integrate the sales and operations of the Company with the newly acquired ReShape Medical in order to expand sales of both the ReShape Balloon and vBloc as well as to obtain cost savings synergies,  (ii) expand the controlled commercial launch of vBloc Therapy, delivered via the vBloc System, (iii) continue development of the Gastric Vest,  (iv) seek opportunities to leverage the Company’s intellectual property portfolio and custom development services to provide third party sales and licensing opportunities, and (v) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. We believe that we have the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.   However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing to support its operations.

Management is currently pursuing various funding options, including seeking additional equity financing as well as a strategic merger or other transactions to obtain additional funding or expand its product line to continue the development of, and to successfully commercialize, the ReShape Balloon, the vBloc System and the Gastric Vest.  While the acquisition of ReShape Medical does provide incremental revenues to the Company, the cost to further develop and commercialize the ReShape Balloon is expected to significantly exceed revenues for the foreseeable future. While there can be no assurance that the Company will be successful in its efforts, the Company has a long history of raising equity financing to fund its development activities. Should the Company be unable to obtain adequate financing in the near term, the Company’s business, result of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.

Senior Amortizing Convertible Notes

On November 9, 2015, January 11, 2016 and May 2, 2016 the Company issued Notes with principal amounts of $1.5 million, $11.0 million and $6.25 million. The Note Warrants were issued in connection with each of the three Notes.  As of December 31, 2016 the Notes were fully amortized, primarily through non-cash conversions of the Notes into shares of common stock.  For the nine months ended September 30, 2016, the condensed consolidated statement of operations includes interest expense related to the Notes.  See further details regarding the Notes and the Note Warrants in footnote 8 to the Company’s consolidated financial statements contained in our Annual Report on Form 10-K for the Year Ended December 31, 2016, which are incorporated herein by reference.

Net Cash Used in Operating Activities

Net cash used in operating activities was $15.7 million and $17.1 million for the nine months ended September 30, 2017 and 2016, respectively.  The decrease of $1.4 million was primarily due to reductions in charges related to valuation of warrants offset by increased uses of cash for working capital.  Net cash used in operating activities primarily reflects the net loss for those periods, less noncash expenses for stock-based compensation, depreciation and amortization, change in value of convertible notes payable, change in value of warrant liability, and partially offset by changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2.0 million and $12,000 for the nine months ended September 30, 2017 and 2016, respectively. On May 22, 2017 $1.85 million of net cash was used to purchase BarioSurg.  Other uses of cash for investing activities for the periods are attributable to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $37.8 million and $16.0 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash provided by financing activities for the nine months ended September 30, 2017 was due to $39.0 million in gross proceeds from the issuance equity securities on January 23, 2017 and August 16, 2017 along with $3.3 million in proceeds from the exercise of common stock warrants.  Partially offsetting these amounts were $4.5 million of expenses related to the equity offerings.  For the nine months ended September 30, 2016, $17.25 million of cash provided by financing activities consisted of $11.0 million from the issuance of Notes on January 11, 2016 and $6.25 million from the issuance of notes on May 2, 2016, partially offset by $447,000 of cash payments on the Notes and $727,000 in debt issuance and common stock financing costs.

Operating Capital and Capital Expenditure Requirements

We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the vBloc System, and began a controlled commercial launch at select bariatric centers of excellence in the United States. We had our first commercial sales within the United States in 2015 and for the years ended December 31, 2015 and 2016, we recognized $292,000 and $787,000 in revenue, respectively.  For the nine months ended September 30, 2017, we recognized $493,000 in revenue. We anticipate that we will continue to incur net losses for the next several years as we develop our products, commercialize our vBloc System, develop the corporate infrastructure required to sell our products, operate as a publicly-traded company and pursue additional applications for our technology platform.

We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. As of December 31, 2016, we had $3.3 million of cash and cash equivalents. On January 23, 2017, we received $19.0 million in gross proceeds, prior to deducting offering expenses of $2.5 million, at the closing of an underwritten public offering of units consisting of common stock, convertible preferred stock and common stock warrants in order to fund our operations.  On August 16, 2017, the Company closed an underwritten public offering consisting of units of Series B Convertible Preferred Stock and warrants to purchase  common stock.  Gross proceeds of the offering were $20.0 million, prior to deducting underwriting discounts and commissions and offering expenses of approximately $2.0 million.

Additionally, during the nine months ended September 30, 2017, common stock warrants for 599,6706 shares of common stock were exercised by warrant holders with proceeds to the Company of $3.3 million (see also Notes 9 and 10 to the condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2017).

Our anticipated operations include plans to (i) integrate the sales and operations of the Company with the newly acquired ReShape Medical in order to expand sales of both the ReShape Balloon and vBloc as well as to obtain cost savings synergies, (ii) expand the controlled commercial launch of vBloc Therapy, delivered via the vBloc System, (iii) continue development of the Gastric Vest, (iv) seek opportunities to leverage the Company’s intellectual property portfolio and custom development services to provide third party sales and licensing opportunities and (v) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. We believe that we have the flexibility to manage the growth of our expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.   However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing to support its operations.

Management is currently pursuing various funding options, including seeking additional equity financing as well as a strategic, merger or other transactions to obtain additional funding or further expand its product line to continue the development of, and to successfully commercialize, the ReShape Balloon, the vBloc System and the Gastric Vest.  While the acquisition of ReShape Medical does provide incremental revenues to the Company, the cost to further develop and commercialize the ReShape Balloon is expected to significantly exceed revenues for the foreseeable future. While there can be no assurance that the Company will be successful in its efforts, the Company has a long history of raising equity financing to fund its development activities. Should the Company be unable to obtain adequate financing in the near term, the Company’s business, result of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.

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

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our vBloc System, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the products and successfully deliver a commercial product to the market. Our future capital requirements will depend on many factors, including, but not limited to, the following:

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our vBloc System, the ReShape Balloon and any other products that we may develop, including the Gastric Vest;

•	the rate of market acceptance of our vBloc System and vBloc Therapy, the ReShape Balloon and any other product candidates, including the Gastric Vest;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;

•	the effect of competing products and market developments;

•	the cost of explanting clinical devices;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish;

•	any revenue generated by sales of our vBloc System, the ReShape Balloon or our future products, including the Gastric Vest;

•	the scope, rate of progress, results and cost of our clinical trials and other research and development activities;

•	the cost and timing of obtaining any further required regulatory approvals; and

•	the extent to which we invest in products and technologies.

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

Other than as described in Impairment of Long-Lived Assets, Intangible Assets and Goodwill in Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, during the nine months ended September 30, 2017 there were no material changes to our significant accounting policies which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, FASB issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update No. 2014-09 (ASU 2014-09)), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2017.  The Company intends to use the modified retrospective approach when it adopts the standard as required January 1, 2018. The Company’s accounting for revenue related to vBloc products is not expected to materially change.  The implications of the adoption of the new standard related to sales of ReShape Medical’s products are currently being evaluated.  Additionally, the new standard will likely require incremental revenue disclosures that may be significant.

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

In July 2017, FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in this update are intended to simplify the accounting for certain equity-linked financial instruments and embedded features with down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the new guidance, a down round feature will no longer need to be considered when determining whether certain financial instruments or embedded features should be classified as liabilities or equity instruments. That is, a down round feature will no longer preclude equity classification when assessing whether an instrument or embedded feature is indexed to an entity's own stock. In addition, the amendments clarify existing disclosure requirements for equity-classified instruments. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We early adopted the applicable amendments in the third quarter of 2017 on a retrospective basis.

There have been no other significant changes in recent accounting pronouncements during the nine months ended September 30, 2017 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM  3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash and cash equivalents. As of September 30, 2017, we had $23.4 million in cash and cash equivalents. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM  4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

Other than changes in internal controls related to goodwill and intangible assets, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II – OTHER INFORMATION

ITEM  1.       LEGAL PROCEEDINGS

On February 28, 2017, the Company received a class action and derivative complaint filed on February 24, 2017 in U. S. District Court for the District of Delaware by Vinh Du, one of the Company’s shareholders. The complaint names as defendants ReShape Lifesciences, the board of directors and four members of our senior management, namely, Scott Youngstrom, Nick Ansari, Peter DeLange and Paul Hickey, and contains a purported class action claim for breach of fiduciary duty against the board of directors and derivative claims for breach of fiduciary duty against the board of directors and unjust enrichment against our senior management.  The allegations in the complaint relate to the increase in the number of shares authorized for grant under our Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”), which was approved by our shareholders at the Special Meeting of Shareholders held on December 12, 2016 (the “Special Meeting”), and to our subsequent grant of stock options on February 8, 2017, to the Company’s Directors and senior management to purchase an aggregate of 1,093,450 shares of our common stock (the “Option Grants”).  In the complaint, the plaintiff contends that (i) the number of shares authorized for grant under the Plan, as adjusted by the board of directors after the Special Meeting for the subsequent recapitalization of the Company, resulted from an alleged breach of fiduciary duties by the board of directors, and (ii) our senior management was allegedly unjustly enriched by the subsequent Option Grants.  The plaintiff seeks relief in the form of an order rescinding the Plan as approved by the shareholders at the Special Meeting, an order cancelling the Option Grants, and an award to plaintiff for his costs, including fees and disbursements of attorneys, experts and accountants.  On April 17, 2017, we filed a motion to dismiss the complaint based on the plaintiff’s failure to satisfy Delaware’s demand requirement for a derivative action and failure to state a valid claim.  The motion is now fully briefed and the Court will hear oral argument on November 28, 2017. We believe the allegations in the complaint are without merit, and intend to defend the action vigorously.

On April 20, 2017, Fulfillium, Inc., filed a Complaint in the United States District Court for the District of Delaware accusing ReShape Medical, Inc., which the Company acquired on October 2, 2017 and is now a wholly-owned subsidiary of the Company, of trade secret misappropriation under the California Uniform Trade Secrets Act (CA. Civ. Code §3426 et seq.) and/or Delaware law (Code Ann. Title 6 §2001 et seq); and infringement of U.S. Patent Nos. 9,445,930 and 9,456,915.  On July 28, 2017, Reshape Medical, Inc. filed a Rule 12(b)(6) motion to dismiss the trade secrets claims as time-barred and/or for failure to state a claim and to dismiss most of the patent infringement claims for failure to state a claim.  ReShape Medical, Inc., also filed a motion to transfer the litigation to the United States District Court for the Central District of California.  On October 10, 2017, Fulfillium filed a motion seeking leave to amend its complaint to add an investor in ReShape Medical, Inc. as a co-defendant, but did not amend the substantive allegations of its original Complaint that are the basis of the pending motion to dismiss.  ReShape Medical, Inc. filed an opposition to the motion for leave to amend on October 24, 2017 and Fulfillium filed its Reply on October 31, 2017.  The motions to dismiss and transfer were heard on November 7, 2017, and on November 9, 2017, the Court issued an Order granting-in-part the motion to dismiss, dismissing the trade secret claim and allegations of willful infringement, with leave to amend, and transferring the case to the United States District Court for the Central District of California.  The Court did not rule on the motion for leave to amend the complaint to add the proposed new party, which remains fully briefed.  Management of the Company intends to vigorously defend against the claims and believes the risk of loss remote.

Except as disclosed in the foregoing paragraphs, the Company is not currently a party to any litigation and the Company is not aware of any pending or threatened litigation against it that could have a material adverse effect on the Company’s business, operating results or financial condition. The medical device industry in which the Company operates is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, the Company may be involved in various legal proceedings from time to time.

ITEM  1A.    RISK FACTORS

Except for the addition of the risk factors shown below, there have been no material changes to the risk factors set forth in Exhibit 99.3 of our Current Report on Form 8-K filed on July 26, 2017.

Our acquisition of ReShape Medical in October 2017 could adversely affect our operations, financial results and financial condition.

In October 2017, we acquired ReShape Medical, a privately-held medical technology company that develops, manufactures and markets the ReShape® Dual Weight Loss Balloon, an FDA and CE marked approved, minimally invasive intragastric balloon designed to treat obesity patients with a body mass index (BMI) between 30 and 40, with one or more related comorbid conditions. With respect to our acquisition of ReShape Medical and any future acquisitions, we may experience:

•	difficulties in integrating the acquired businesses and their respective personnel and products into our existing business;

•	difficulties in integrating commercial organizations;

•	difficulties or delays in realizing the anticipated benefits of the acquisition;

•	diversion of our management’s time and attention from other business concerns;

•	challenges due to limited or no direct prior experience in new markets or countries we may enter;

•	inability to successfully develop new products and services on a timely basis that address our new market opportunities post-acquisition;

•	inability to compete effectively against companies already serving the broader market opportunities expected to be available to us post-acquisition;

•	unanticipated costs and other contingent liabilities; and

•

any unforeseen compliance risks and accompanying financial and reputational exposure or loss not uncovered in the due diligence process and which are imputed to our company, such as compliance with federal laws and regulations, the advertising and promotion regulations under the federal Food, Drug and Cosmetic Act, the Anti-kickback Statute, the False Claims Act, the Physician Sunshine Payments Act and other applicable laws.

In addition, the FDA has published an announcement to alert health care providers of five reports of unanticipated deaths that occurred within one month of the placement of an intragastric balloon, one of which involved the ReShape Dual Weight Loss Balloon. The announcement indicated that the root cause or incidence of patient death in these cases had not been found and the FDA was not able to definitively attribute the deaths to the balloon devices or their respective insertion procedures.  The announcement also indicated that the FDA had received an additional report of a death related to potential complications associated with an esophageal perforation related to the ReShape Dual Weight Loss Balloon.  If these adverse events occur more frequently or other serious adverse effects are detected in liquid-filled intragastric balloons, the ReShape Dual Weight Loss Balloon product may be subject to adverse FDA action or additional communications from the FDA, which could harm our business.

We have invested, and expect to continue to invest, significant cash and other resources in connection with our acquisition of ReShape Medical. The consideration we paid to acquire ReShape Medical included $5 million in cash and our efforts to continue the commercialization of the ReShape Dual Weight Loss Balloon will require significant cash expenditures. There can be no assurance that we will be successful in our efforts. Should we be unable to obtain adequate financing or generate sufficient revenue in the future, our business, result of operations, liquidity and financial condition could be materially and adversely harmed.

If we do not achieve the contemplated benefits of our acquisition of ReShape Medical, our business and financial condition may be materially impaired.

We may not achieve the desired benefits from our acquisition of ReShape Medical. For any of the reasons described above and elsewhere in this report and even if we are able to successfully operate ReShape Medical within our company, we may not be able to realize the revenue and other growth that we anticipate from the acquisition in the time frame that we currently expect, and the costs of achieving these benefits may be higher than what we currently expect, because of a number of risks, including the possibility that the acquisition may not further our business strategy as we expected and risks related to contingent liabilities related to the acquisition such as those related to the FDA’s announcement regarding the unanticipated deaths involving the ReShape Dual Weight Loss Balloon.

As a result of these risks, we may not achieve the anticipated strategic and financial benefits of the ReShape Medical acquisition.

ITEM  2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Uses of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities

None.

ITEM  3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5.       OTHER INFORMATION

None.

ITEM  6.       EXHIBITS

Exhibit Number	Description of Document

1.1

Underwriting Agreement, dated August 11, 2017, among the Company and Ladenburg Thalmann & Co. Inc., as representative of the underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2017)

2.1*

Agreement and Plan of Merger, dated as of October 2, 2017, by and among the Company, ReShape Medical, Inc., Nixon Subsidiary Inc., Nixon Subsidiary Holdings LLC and the ReShape Holder Committee (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2017)

3.1

Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2017)

3.2

Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2017)

3.3

Certificate of Amendment to Sixth Amended and Restated Certificate of Incorporation of the Company, dated October 20, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2017)

3.4

Certificate of Amendment to Sixth Amended and Restated Certificate of Incorporation of the Company, dated October 26, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2017)

10.1	Form of Warrant, dated August 16, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2017)

10.2

Warrant Agency Agreement, by and between the Company and Wells Fargo Bank, National Association, dated August 16, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2017)

10.3

Form of Voting and Standstill Agreement between the Company and certain ReShape Medical, Inc. Holders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2017)

10.4**	2017 Employment Inducement Incentive Award Plan
10.5**	Form of Stock Option Grant Notice and Stock Option Agreement under 2017 Employment Inducement Incentive Award Plan
10.6**	Form of Stock Option Grant Notice and Stock Option Agreement under Second Amended and Restated 2003 Stock Incentive Plan

Exhibit Number	Description of Document
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

RESHAPE LIFESCIENCES INC.

	BY:	/S/ DAN W. GLADNEY
Dan W. Gladney
President and Chief Executive Officer
(Principal Executive Officer)

	BY:	/S/ Scott P. Youngstrom
Scott P. Youngstrom
Chief Financial
Officer and Chief Compliance Officer
(Principal Financial and Accounting Officer)

Dated: November 14, 2017