Form 10-Q
period 2018-03-31
ReShape Lifesciences Inc.
filed 2018-05-15
CIK 1371217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

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

As of April 30, 2018, 33,583,781 shares of the registrant’s Common Stock were outstanding.

Registered Trademarks and Trademark Applications: In the United States we have registered trademarks for vBLOC®, ENTEROMEDICS®, MAESTRO®,  RESHAPE®, RESHAPE DUO®, and RESHAPE MEDICAL®,  each registered with the United States Patent and Trademark Office, and trademark applications for RESHAPE VEST, RESHAPE VBLOC, RESHAPE BALLOON vBLOC POWER TO CHOOSE and VBLOC POWER TO CHOOSE AND DESIGN. In addition, some or all of the marks vBLOC, ENTEROMEDICS, MAESTRO, MAESTRO SYSTEM ORCHESTRATING OBESITY SOLUTIONS, vBLOC POWER TO CHOOSE, vBLOC POWER TO CHOOSE AND DESIGN RESHAPE, RESHAPE DUO, RESHAPE MEDICAL and RESHAPE LIFESCIENCES are the subject of either a trademark registration or application for registration in Australia, Brazil, Canada, China, the European Community, India, Kuwait, Mexico, Saudi Arabia, Switzerland or the United Arab Emirates. We believe that we have common law trademark rights to GASTRIC VEST. This Quarterly Report on Form 10-Q contains other trade names and trademarks and service marks of ReShape Lifesciences and of other companies.

PART I – FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$841,643	$10,163,208
Accounts receivable (net of allowance for bad debts of $155,872 at March 31, 2018 and December 31, 2017)	962,357	488,613
Inventory	2,795,332	2,817,112
Prepaid expenses and other current assets	723,074	467,783
Total current assets	5,322,406	13,936,716
Property and equipment, net	349,277	438,621
Goodwill	27,186,620	27,186,620
Other intangible assets, net	45,477,404	46,152,577
Other assets	232,193	990,015
Total assets	$78,567,900	$88,704,549
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,917,798	$1,088,271
Accrued expenses	5,865,623	5,955,518
Total current liabilities	8,783,421	7,043,789

Deferred income taxes	3,910,238	5,292,291
Common stock warrant liability	443	1,600
Total liabilities	12,694,102	12,337,680
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized:
Series B convertible preferred stock, $0.01 par value; 20,000 shares issued and 6,055 and zero shares outstanding at March 31, 2018 and December 31, 2017, respectively	61	61
Series C convertible preferred stock, $0.01 par value; 187,772 shares issued and 95,388 shares outstanding at March 31, 2018 and December 31, 2017	954	954
Common stock, $0.01 par value; 275,000,000 shares authorized at March 31, 2018 and December 31, 2017; 30,957,113 shares issued and outstanding at March 31, 2018 and December 31, 2017	309,571	309,571
Additional paid-in capital	411,556,015	410,815,637
Accumulated deficit	(345,992,803)	(334,759,354)
Total stockholders’ equity	65,873,798	76,366,869
Total liabilities and stockholders’ equity	$78,567,900	$88,704,549

See accompanying notes to condensed consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Product sales	$941,431	$40,040
Other revenue	8,567	—
Total revenue	949,998	40,040

Cost of revenue	828,958	29,523
Gross profit	121,040	10,517
Operating expenses:
Selling, general and administrative	10,046,694	5,928,986
Research and development	2,687,535	1,124,413
Total operating expenses	12,734,229	7,053,399
Operating loss	(12,613,189)	(7,042,882)
Other income (expense):
Interest income	411	100
Interest expense	(1,823)	—
Change in value of warrant liability	1,157	(323,130)
Other, net	(2,058)	(900)
Income (loss) before income taxes	(12,615,502)	(7,366,812)

Income tax benefit	1,382,053	—
Net loss	$(11,233,449)	$(7,366,812)
Net loss per share—basic and diluted	$(0.36)	$(1.27)
Shares used to compute basic and diluted net loss per share	30,957,113	5,788,282

See accompanying notes to condensed consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,233,449)	$(7,366,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	89,344	29,122
Deferred income taxes	(1,382,053)	—
Stock-based compensation	740,378	2,246,400
Amortization of intangible assets	675,173	—
Change in value of warrant liability	(1,157)	323,130
Change in operating assets and liabilities:
Accounts receivable	(473,744)	75,539
Inventory	21,780	86,650
Prepaid expenses and other current assets	(255,291)	74,867
Other assets	757,813	435,063
Accounts payable	1,829,527	(778,109)
Accrued expenses	(89,886)	432,492
Net cash used in operating activities	(9,321,565)	(4,441,658)
Cash flows from investing activities:
Purchases of property and equipment	—	—
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from warrants exercised	—	3,318,013
Proceeds from sale of common stock and warrants for purchase of common stock	—	6,468,148
Proceeds from sale of convertible preferred stock	—	12,531,000
Common stock financing costs	—	(2,505,244)
Net cash provided by financing activities	—	19,811,917
Net increase in cash and cash equivalents	(9,321,565)	15,370,259
Cash and cash equivalents:
Beginning of period	10,163,208	3,310,787
End of period	$841,643	$18,681,046
Noncash investing and financing activities:
Conversion of convertible preferred shares to common stock	$—	$12,531,000

See accompanying notes to condensed consolidated financial statements.

ReShape Lifesciences Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)  Summary of Significant Accounting Policies

Description of Business

ReShape Lifesciences Inc. (the Company) is focused on the design, development and commercialization of transformative technology to treat obesity and metabolic diseases. The Company was incorporated in the state of Minnesota on December 19, 2002, originally as two separate legal entities, Alpha Medical, Inc. and Beta Medical, Inc., both of which were owned 100% by a common stockholder. Effective October 1, 2003, the two entities were combined and the combined entity changed its name to EnteroMedics Inc. The Company reincorporated in Delaware on July 22, 2004. The Company has devoted substantially all of its resources to recruiting personnel, developing its product technology, obtaining patents to protect its intellectual property, commercialization activities and raising capital and has recently commenced commercial operations in the United States deriving revenues from its primary business activity in 2015 with the vBloc System (ReShape vBloc). On May 22, 2017, the Company acquired BarioSurg, Inc. (BarioSurg), a company developing the Gastric Vest System (ReShape Vest) and on October 2, 2017 it acquired ReShape Medical, Inc. (ReShape Medical), a company that develops, manufactures and markets a minimally invasive intragastric balloon (ReShape Balloon) designed to treat certain obesity patients. ReShape Medical LLC became a wholly-owned subsidiary of the Company on October 2, 2017 and its balance sheet and statement operations for the period October 2, 2017 through December 31, 2017 are included with the Company's 2017 consolidated financial statements.  Subsequent to the acquisition of ReShape Medical, the Company relocated its headquarters from St. Paul, Minnesota to San Clemente, California.

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

We have a limited operating history and the Company's products require approval from the U.S. Food and Drug Administration (FDA) or corresponding foreign regulatory agencies prior to commercial sales. On January 14, 2015, the vBloc® System, our initial product, which we now refer to as ReShape vBloc, received U.S. Food and Drug Administration (FDA) approval for vBloc Therapy, delivered via the ReShape vBloc.  vBloc Therapy is delivered via a pacemaker-like device that helps patients feel full and eat less by intermittently blocking hunger signals on the vagus nerve.  Our therapy limits the expansion of the stomach, helps control hunger sensations between meals, reduces the frequency and intensity of stomach contractions and produces a feeling of early and prolonged fullness.

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

On October 2, 2017 the Company acquired ReShape Medical, a privately-held medical technology company that develops, manufactures and markets the ReShape® Dual Weight Loss Balloon (the ReShape Balloon), an FDA-approved, minimally invasive intragastric balloon designed to treat obesity patients with a body mass index (BMI) between 30 and 40, with one or more related comorbid conditions.  The acquisition of and results of operations for ReShape Medical beginning October 2, 2017 are included in these condensed consolidated financial statements.

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

The accompanying condensed consolidated financial statements and notes thereto are unaudited. In the opinion of the Company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair presentation. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet as of December 31, 2017 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities.  Certain of the Company’s common stock warrants are required to be reported at fair value. The fair values of common stock warrants and investments in debt and equity securities, if any, are disclosed in Note 4 – Goodwill and Other Intangible Assets.

Common Stock Warrant Liability

Common stock warrants that were issued in connection with the July 8, 2015 public offering (the Series A Warrants) are classified as a liability in the condensed consolidated balance sheets. The fair value of these common stock warrants is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value being recognized as a component of other income (expense) in the condensed consolidated statements of operations.

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

Impairment of Long-Lived Assets, Intangible Assets and Goodwill

The Company evaluates its long-lived assets, including its finite-lived intangible assets, for impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset's fair value or estimates of future discounted cash flows.

For goodwill and indefinite-lived intangible assets, in-process research and development, the Company reviews for impairment annually and upon the occurrence of certain events as required by Accounting Standards Codification ("ASC") Topic 350, "Intangibles - Goodwill and Other." Goodwill and indefinite-lived intangible assets are tested at least annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company reviews goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the Company is able to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would conclude that goodwill is not impaired. If the carrying amount of a reporting unit is zero or negative, the second step of the impairment test is performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists.  The Company did not record any losses for impairment during the quarter year ended March 31, 2018.  See Note 13 for additional information.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance for deferred income tax assets is recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company has provided a full valuation allowance against the net deferred tax assets, excluding indefinite-lived deferred tax assets and liabilities, as of March 31, 2018 and December 31, 2017. The Company’s policy is to classify interest and penalties related to income taxes as income tax expense in the condensed consolidated statements of operations.

Medical Device Excise Tax

The Company is required to pay a quarterly Medical Device Tax which is a part of the Affordable Care Act, which imposes a 2.3% excise tax on the sale of certain medical devices, including ReShape vBloc and the ReShape Balloon, by device manufacturers, producers or importers (The Medical Device Tax). The excise tax was effective on sales of devices made after December 31, 2012. The Company records the Medical Device Tax as an operating expense in the condensed consolidated statements of operations, which totaled $1,363 for 2015. A moratorium was placed on the Medical Device Tax for 2016 and 2017, and consequently, the Company was not required to pay the Medical Device Tax in 2016 and 2017. In January 2018, the moratorium was extended to 2018 and 2019.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. There was no difference from reported net loss for the three months ended March 31, 2018 and 2017.

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net loss	$(11,233,449)	$(7,366,812)
Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	30,957,113	5,788,282
Net loss per share—basic and diluted	$(0.36)	$(1.27)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,
	2018	2017
Stock options outstanding	3,431,600	19,840
Common shares underlying convertible preferred stock	12,172,725	—
Warrants to purchase common stock	14,303,715	55,044

Segment Reporting

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.

Under the provisions of ASC 280, Segment Reporting, we have determined that we have one operating segment related to the design, development and commercialization of transformative technology to treat obesity and metabolic diseases. The CODM evaluates operating performance and allocates resources on a total portfolio basis.

Recently Issued or Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the standard on January 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior-period amounts have not been retrospectively adjusted and continue to be reported in accordance with Topic 605, Revenue Recognition. Based upon the Company’s contracts which were not completed as of December 31, 2017, the Company was not required to make an adjustment to the opening balance of retained earnings as of January 1, 2018. See Note 8 for further discussion.

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

In January 2017 FASB issued Accounting Standards Update No. 2017-04 Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. Under the amendments in this update an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments in this Update are required for public business entities in fiscal years beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact to the Company's consolidated financial statements.

In March 2018, FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.  The ASU updates the income tax accounting in U.S. GAAP to reflect the SEC interpretive guidance released on December 22, 2017, when the legislation referred to as the Tax Cuts and Jobs Act (the "2017 Tax Act") was signed into law.  We have adopted this ASU, as further discussed in Note 12 – Income Taxes.

There have been no other significant changes in recent accounting pronouncements during the three months ended March 31, 2018 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of March 31, 2018, the Company had $842,000 of cash and cash equivalents to fund its operations. This cash balance was supplemented with approximately $5.1 million raised from a registered direct offering of securities that closed on April 3, 2018 (see Note 13 – Subsequent Events).

The Company’s anticipated operations include plans to (i) integrate the sales and operations of the Company with the newly acquired ReShape Medical in order to expand sales of both the ReShape Balloon and vBloc as well as to obtain cost savings synergies, (ii) expand the controlled commercial launch of vBloc Therapy, delivered via the vBloc System, (iii) continue development of the ReShape Vest, (vi) seek opportunities to leverage the Company’s intellectual property portfolio and custom development services to provide third party sales and licensing opportunities, and (v) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.   However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing to support its operations.

Management is currently pursuing various funding options, including seeking additional equity financing as well as a strategic merger or other transaction to obtain additional funding or expand its product line to continue the development of, and to successfully commercialize, the ReShape Balloon, the ReShape vBloc and the ReShape Vest. While the October 2017 acquisition of ReShape Medical does provide incremental revenues to the Company, the cost to further develop and commercialize the ReShape Balloon is expected to significantly exceed revenues for the foreseeable future.  While there can be no assurance that the Company will be successful in its efforts, the Company has a long history of raising equity financing to fund its development activities. Should the Company be unable to obtain adequate financing in the near term, the Company’s business, result of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.

(3)  Acquisitions

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

The consideration paid by the Company for all of the outstanding shares of capital stock and outstanding options of BarioSurg consisted of: (i) 1.38 million shares of common stock, par value $0.01 per share, of the Company ("Company Common Stock"), (ii) 1.0 million shares of newly created conditional convertible preferred stock, par value $0.01 per share, of the Company ("Company Preferred Stock"), which shares were converted into 5.0 million shares of Company Common Stock on October 25, 2017 upon the post-closing approval of the Company's stockholders in accordance with the NASDAQ Stock Market Rules, and (iii) $2.0 million in cash.  The total consideration paid by the Company, preliminarily valued at $28.3 million, includes: (a) $2.0 million in cash paid from our existing cash balances and (b) $26.3 million from the issuance of Company Common Stock and Company Preferred Stock.  The preliminary valuation of the Company Common Stock and Company Preferred Stock took into account (i) the conversion ratio of the Company Preferred Stock, (ii) the closing prices of our common stock on the NASDAQ Stock Market on the date the transaction was announced and the three trading days following the announcement, and (iii) a 19% discount for lack of marketability related to the shares issued in the transaction.

The purchase price consideration of $28.3 million does not include expenses for legal, accounting, audit, valuation and other services that were incurred after the May 22, 2017 acquisition date and were expensed as incurred.

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

We believe that the amount of goodwill relative to identifiable intangible assets relates to several factors including (i) potential synergies related to market opportunities for multiple product offerings, (ii) future technology, and (iii) initial relationships and awareness of the ReShape Vest.

In-process research and development (“IPR&D”) consists of the ReShape Vest, which has not yet been clinically tested in the United States and has not yet been approved by the FDA.  Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts.  The value assigned to IPR&D was determined by estimating the net cash flows from the ReShape Vest development project and discounting the net cash flows to their present value.  During the development period, this asset will not be amortized as charges to earnings; instead, this asset will be subject to periodic impairment testing.  Upon successful completion of the development process for the acquired IPR&D, the asset would then be considered a finite-lived intangible asset and amortization will commence.  Trademarks/tradenames were valued using the relief from royalty method and are being amortized over a 10-year period.  The covenant not to compete is being amortized over a three-year period.  The values of these intangible assets are considered Level 3 measurements.

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

The consideration paid by the Company for ReShape Medical consisted of: (i)  2,356,729 shares of Company Common Stock, par value $0.01 per share, (ii) 187,772 shares of series C convertible preferred stock (which became convertible into 18,777,200 shares of common stock upon the December 19, 2017 approval of the Company's stockholders under NASDAQ rules, of which 8.3 million shares of common stock were automatically converted on that date), and (iii) approximately $5.0 million in cash, which amount was immediately used to pay ReShape Medical's outstanding senior secured indebtedness and certain transaction expenses of ReShape Medical.

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

The purchase price consideration of $39.0 million does not include expenses for legal, accounting, audit, valuation and other services that were incurred after the October 2, 2017 acquisition date and were expensed as incurred.

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

Developed technology consists of the ReShape® Dual Weight Loss Balloon (the ReShape Balloon), an FDA-approved, minimally invasive intragastric balloon designed to treat obesity patients with a body mass index (BMI) between 30 and 40, with one or more related comorbid conditions.  The acquired developed technology assets are valued by estimating cash flows using an income approach and they are amortized over a 12-year period, consistent with the remaining lives of the technology's key patents.  Trademarks/tradenames are valued using the relief from royalty method and are being amortized over a 10-year period.  Customer relationships are valued using the with-and-without method under the income approach and are being amortized over 5 years.  The values of these intangible assets are considered Level 3 measurements.

(4)     Goodwill and Other Intangible Assets

Allocations of purchase prices related to the acquisitions of BarioSurg and ReShape Medical during the year ended December 31, 2017 resulted in the recording of $27.2 million of goodwill and $46.9 million of other intangible assets as discussed in Note 4 – Goodwill and Other Intangible Assets.

The following table summarizes the activity of intangible assets, excluding goodwill, for the quarter ended March 31, 2018:

	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
In Process Research & Development	indefinite	$20,720,939	$—	$—	$20,720,939
Trademarks/Tradenames	10	3,870,811	(229,885)	—	3,640,926
Covenant not to compete	3	75,884	(21,079)	—	54,805
Developed technology	12	18,451,360	(768,806)	—	17,682,554
Customer relationships	5	3,753,533	(375,353)	—	3,378,180
Total		$46,872,527	$(1,395,123)	$—	$45,477,404

The following table summarizes the expected future amortization of intangible assets as of March 31, 2018:

Year ending December 31,
2018 (remaining)	$2,025,523
2019	2,700,696
2020	2,685,940
2021	2,675,401
2022	2,487,722
Thereafter	12,181,183
$24,756,465

(5)  Fair Value Measurements

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

The Company did not hold any short-term investments classified as available for sale or held to maturity as of March 31, 2018 and December 31, 2017.

The fair value of the Company’s common stock warrant liability is calculated using a Black-Scholes valuation model and is classified as Level 2 in the fair value hierarchy. The fair values are presented below along with the valuation assumptions:

	Series A Warrants
	March 31, 2018		December 31, 2017
Risk-free interest rates	2.09%		1.76%
Expected life	9	months	12	months
Expected dividends	—%		—%
Expected volatility	87.27%		193.28%
Fair value	$443		$1,600

(6)  Inventory

The Company accounts for inventory at the lower of cost or market and records any long-term inventory as other assets in the condensed consolidated balance sheets. There was $1.0 million and $676,000 of long-term inventory, primarily consisting of raw materials, as of March 31, 2018 and December 31, 2017, respectively.  The Company recorded an inventory reserve of $1.0 million at March 31, 2018 related to excess quantities of ReShape vBloc inventory components, resulting in a zero net book value in long-term inventory as of that date.

Current inventory consists of the following as of:

	March 31,	December 31,
	2018	2017
Raw materials	$1,082,193	$707,919
Work-in-process	1,179,733	1,494,278
Finished goods	533,406	614,915
Inventory	$2,795,332	$2,817,112

(7)  Commitments and Contingencies

Operating Leases

The Company rents office, warehouse and laboratory facilities in St. Paul, Minnesota, under an operating lease, which was originally set to expire on September 30, 2015. On August 25, 2015, the Company entered into an amendment extending the term of the operating lease for three years until September 30, 2018, with monthly base rent ranging from $18,925 to $20,345.

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

Total rent expense recognized for each of the three month periods ended March 31, 2018 and 2017 was $174,000 and $59,000. At March 31, 2018, future minimum payments for the Company are as follows:

Year ending December 31,
2018 (remaining)	$574,790
2019	419,082
2020	319,262
2021	327,949
2022	165,061
$1,806,144

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

Litigation

On February 28, 2017, the Company received a class action and derivative complaint filed on February 24, 2017 in U. S. District Court for the District of Delaware by Vinh Du, one of the Company’s shareholders. The complaint names as defendants ReShape Lifesciences, the board of directors and four members of our senior management, namely, Scott Youngstrom, Nick Ansari, Peter DeLange and Paul Hickey, and contains a purported class action claim for breach of fiduciary duty against the board of directors and derivative claims for breach of fiduciary duty against the board of directors and unjust enrichment against our senior management.  The allegations in the complaint relate to the increase in the number of shares authorized for grant under our Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”), which was approved by our shareholders at the Special Meeting of Shareholders held on December 12, 2016 (the “Special Meeting”), and to our subsequent grant of stock options on February 8, 2017, to the Company’s Directors and senior management to purchase an aggregate of 1,093,450 shares of our common stock (the “Option Grants”).  In the complaint, the plaintiff contends that (i) the number of shares authorized for grant under the Plan, as adjusted by the board of directors after the Special Meeting for the subsequent recapitalization of the Company, resulted from an alleged breach of fiduciary duties by the board of directors, and (ii) our senior management was allegedly unjustly enriched by the subsequent Option Grants.  The plaintiff seeks relief in the form of an order rescinding the Plan as approved by the shareholders at the Special Meeting, an order cancelling the Option Grants, and an award to plaintiff for his costs, including fees and disbursements of attorneys, experts and accountants.  On April 17, 2017, we filed a motion to dismiss the complaint based on the plaintiff’s failure to satisfy Delaware’s demand requirement for a derivative action and failure to state a valid claim.  The court denied the motion to dismiss on November 30, 2017.  While the Company continues to believe that the allegations in the complaint are without merit, the parties are currently negotiating the terms of a settlement of this matter.  However, we are currently unable to estimate a loss or range of loss for this matter.

On April 20, 2017, Fulfillium, Inc. filed a Complaint against ReShape Medical, Inc. (which the Company acquired in October 2017 and is now a wholly-owned subsidiary of the Company) in the United States District Court for the District of Delaware, which alleged misappropriation of trade secrets and infringement of two United States Patents.  On July 28, 2017, ReShape Medical moved to dismiss both the misappropriation of trade secret claim and the claims of patent infringement, and to transfer the litigation to the United States District Court for the Central District of California.  On October 16, 2017, the Court granted ReShape Medical’s motion to dismiss the trade secret and willful infringement claims, and ordered the case transferred to the United States District Court for the Central District of California.  Fulfillium has since amended its Complaint, ReShape Medical has filed its Answer and Counterclaims to the Amended Complaint, including counterclaims for declarations of non-infringement, invalidity, unenforceability and/or co-inventorship of the asserted Fulfillium patents and state-law tort claims against Fulfillium and its founder personally, and the parties have filed additional motions with the Court.  The Court has assigned key dates for the litigation, including close of fact discovery on September 15, 2018, last day for filing motions on September 19, 2018, pretrial conference on November 19, 2018 and first day of trial on December 4, 2018.  On April 20, 2018, ReShape Medical filed Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office to have all claims of both of the currently asserted Fulfillium patents canceled as unpatentable over various combinations of prior art.  On April 24, 2018, as required under the applicable local rules, ReShape Medical informed Fulfillium of ReShape Medical’s forthcoming motion to stay the litigation until disposition of ReShape Medical’s IPR petitions.  The Company intends to vigorously defend itself against Fulfillium, Inc.’s claims and to vigorously pursue its counterclaims.  We currently are unable to estimate a loss or range of loss for this matter.

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

(8) Revenue Recognition

Revenue from Product Sales

The following table presents the Company’s revenue disaggregated by product and geography, based on management’s assessment of available data:

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	U.S.	OUS*	Total Revenues	% of Total Revenues	U.S.	OUS*	Total Revenues	% of Total Revenues
ReShape vBloc product	$138,820	$—	$138,820	14.6%	$40,040	$—	$40,040	100.0%
ReShape Balloon product	655,173	147,438	802,611	84.5%	—	—	—	0.0%
Other	8,567	—	8,567	0.9%	—	—	—	0.0%
Total	$802,560	$147,438	$949,998	100.0%	$40,040	$—	$40,040	100.0%

*Outside the United States

The Company’s revenue consists primarily of sales of products designed to treat obesity and metabolic diseases. The Company sells its products directly to physicians and medical device distributors using employed sales representatives. Contract terms for unit price, quantity, shipping and payment are governed by sales agreements or invoices which the Company considers to be a customer’s contract in all cases. The unit price is considered the observable stand-alone selling price for the arrangements. Any volume sales discounts are applied evenly to the units sold for purposes of calculating standalone selling price.

Under Topic 606, the Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised goods or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.  The Company has elected the accounting policy to exclude sales taxes from revenue.

Product sales consist of a single performance obligation that the Company satisfies at a point in time.  The Company recognizes product revenue when the following events have occurred: (a) the Company has transferred physical possession of the products, (b) the Company has a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products.   Based on the Company’s historical practices and shipping terms specified in the sales agreements and invoices, these criteria are generally met when the products are:

•	implanted in the patient (for ReShape vBloc sales)
•

shipped from the Company’s facilities (“FOB shipping point”, which is the Company’s standard shipping term for US ReShape Balloon sales). For these sales, the Company determined that the customer is able to direct the use of, and obtain substantially all of the benefits from, the products at the time the products are shipped.

•

transferred at port of entry of the destination country (“FOB port of entry”, which is the Company’s standard shipping term for OUS ReShape Balloon sales). International sales occur through a medical device distributor and the Company has determined that the customer is able to direct the use of, and substantially all of the benefits from, the products at the time the products are delivered to the customer in the destination country.

The Company’s standard payment terms for its customers are generally 30 to 60 days after the Company satisfies the performance obligations.

All amounts billed to a customer in a sales transaction related to shipping and handling, if any, represent revenues earned for the goods provided, and these amounts have been included in other revenue. Costs related to such shipping and handling billing are classified as cost of sales.

Variable Consideration

The Company records revenue from customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of those goods or services. From time to time, the Company offers rebate incentives to patients in which the ultimate transaction price is tied to a patient’s weight loss measured over a period of time. The Company estimates the price adjustments using the expected value method, which takes into account historical weight loss metrics for similar patients, based upon clinical and commercial data. Variable consideration is estimated at contract inception only to the extent that it is probable that a significant reversal of revenue will not occur, and updated at the end of each reporting period as additional information becomes available.

Warranty

The Company generally provides one-year warranties against defects in materials and workmanship and will either repair the products or provide replacements at no charge to customers. As they are considered assurance-type warranties, the Company does not account for them as separate performance obligations.  Warranty reserve requirements are based on a specific assessment of the products sold with warranties where a customer asserts a claim for warranty or a product defect.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of March 31, 2018, and December 31, 2017, accounts receivable totaled $962,357 and $488,613, respectively.  For the three months ended March 31, 2018, the Company did not incur material impairment losses with respect to its receivables.

The Company defers revenue from product sales subject to the rebate incentives described under Variable Consideration unless it is probable the rebate will not be earned by the patient, which is based upon historical weight loss metrics gathered in clinical and commercial settings. As of March 31, 2018 and December 31, 2017, the Company deferred $118,000 and $0, respectively, of revenue related to rebate incentives, which is reported in accrued expenses.

Practical Expedients

The Company has elected the practical expedient not to determine whether contacts with customers contain significant financing components.

(9)  Stock-based Compensation

The fair value method of accounting for share-based payments is applied to all share-based payment awards issued to employees and where appropriate, nonemployees, unless another source of literature applies.

Based on the application of these standards, stock-based compensation expense for stock-based awards for the three months ended March 31, 2018 and 2017, including $8,000 and $142,000 for nonemployees, respectively, was allocated to operating expenses follows:

	Three Months Ended
	March 31,
	2018	2017
Selling, general and administrative	$682,255	$2,217,200
Research and development	58,123	29,200
Total	$740,378	$2,246,400

As of March 31, 2018 there was approximately $7.1 million of total unrecognized compensation costs, related to employee unvested stock option awards, which are expected to be recognized over a weighted-average period of 2.7 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rates	n/a	1.94%
Expected life	n/a	6.25 years
Expected dividends	n/a	0%
Expected volatility	n/a	117.19%

Option activity under the Plan for the three months ended March 31, 2018 was as follows:

		Outstanding Options

	Shares			Aggregate
	Available For	Number of	Weighted-Average	Intrinsic
	Grant	Shares (1)	Exercise Price (1)	Value
Balance, December 31, 2017	5,964,522	2,530,755	$8.68	$—
Options granted	—	—	—
Options exercised	—	—	—
Options cancelled	49,847	(49,847)	8.87

Balance, March 31, 2018	6,014,369	2,480,908	$8.43	$—

In addition to the stock options granted pursuant to the Plan, the Company from time to time grants options to individuals as an inducement to accepting positions as employees (Inducement Grants).  These Inducement Grants are made at the discretion of the board of directors and are issued outside of the Plan.  Inducement Grant activity is summarized below:

		Outstanding Options

	Shares			Aggregate
	Available For	Number of	Weighted-Average	Intrinsic
	Grant	Shares	Exercise Price	Value
Balance, December 31, 2017	—	1,299,692	$3.75	$—
Shares reserved	—	—	—
Options granted	—	—	—
Options exercised	—	—	—
Options cancelled	—	(349,000)	2.05

Balance, March 31, 2018	—	950,692	$4.38	$—

(10)  Stock Sales

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

August 2017 Issuance of Convertible Preferred Stock and Warrants

On  August 16, 2017, the Company closed a firm commitment underwritten public offering (the “Offering”) of 20,000 units consisting of one share of Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), which is convertible into 435 shares of common stock, par value $0.01 share (the “Common Stock”), at a conversion price of $2.30 per share, and one seven-year warrant to purchase 435 shares of Common Stock at an exercise price of $2.30 per share (the “Warrants”), at a public offering price of $1,000 per unit.

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

As of March 31, 2018, 6,055 shares of the Series B Preferred Stock were outstanding.

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

(11)  Warrants

Stock warrant activity for the three months ended Mach 31, 2018 is as follows:

		Weighted
		Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2017	14,308,337	3.51
Granted	—	—
Exercised	—	—
Cancelled	(4,622)	1,197.00
Balance, March 31, 2018	14,303,715	$3.13

(12) Income Taxes

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act ("2017 Tax Act"), was enacted into law in the United States, resulting in significant changes from previous tax law.   We have adopted ASU 2018-05, which allows for the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date since the 2017 Tax Act was passed.  As a result of the 2017 Tax Act, NOLs generated in taxable years ending after December 31, 2017 have an indefinite carryforward period.  The Company continues to evaluate the extent that deductible temporary differences are expected to reverse and generate an indefinite-lived NOL and the related impact on the valuation allowance.  The accounting for the valuation allowance is, therefore, considered to be incomplete due to the forthcoming guidance and the Company’s ongoing analysis of final year-end data and tax positions. There were no adjustments made in the first quarter with respect to the estimates made for the 2017 Tax Act.  We also anticipate additional IRS guidance relative to the impacts of the Tax Act will be forthcoming throughout 2018.

We recorded an income tax benefit of $1.4 million in the first quarter of 2018.  This amount reflects the tax impact of net operating losses generated in first quarter of 2018 which have an indefinite carryover period.  A portion of these net operating losses are supported by expected taxable income from the reversal of indefinite life intangibles, such that they are more likely than not to be realized.

(13)  Subsequent Events

April 2018 Financing Transaction

On April 3, 2018 the Company entered into a securities purchase agreement with an institutional investor providing for the purchase and sale in a registered direct offering of shares of series D convertible preferred stock and a warrant to purchase shares of common stock for a purchase price of $6.0 million less approximately $900,000 in placement agent fees and other offering expenses.

The shares of series D convertible preferred stock are convertible into an aggregate of 8.0 million shares of common stock at a conversion price of $0.75 per share and the warrants will have a one-year term (or, if later, eight months after the requisite stockholder approval is obtained) and be exercisable for 35 million shares of common stock at an exercise price of $0.75 per share. At the April 3, 2017 closing, the Company received net proceeds of approximately $5.1 million after deducting placement agent fees and other offering expenses. If the requisite stockholder approval is obtained, and if the warrants are exercised in full, the Company would receive an additional $26.25 million in gross proceeds based on the initial warrant exercise price of $0.75 per share. The Company intends to use the net proceeds from the registered direct offering to continue its commercialization efforts, for clinical and product development activities, and for other working capital and general corporate purposes.

The Company will ask its stockholders at its 2018 annual meeting for the requisite approval for the conversion or exercise of the securities described above into shares of common stock exceeding 19.99% of the company's currently outstanding common stock for purposes of the NASDAQ Stock Market Rules and has entered into voting agreements with stockholders representing a majority of the company's outstanding common stock pursuant to which those stockholders have agreed to vote in favor of that proposal.

As a result of this offering, the Company’s outstanding warrants that were issued in July 2015 and August 2017 were reset to an exercise price of $0.75 per share and the Company’s Series B convertible preferred stock’s conversion ratio was reset to 1,333.33 shares of common stock for each share of Series B preferred stock.

Evaluation of Goodwill for Impairment

The Company conducts its annual goodwill impairment analysis for its businesses during the fourth quarter of each year or when circumstances suggest that an indicator for impairment may be present.  Subsequent to the Company’s registered direct securities offering on April 3, 2018, the price of the Company’s common stock declined significantly and, given the decline, it would appear that as of the date of filing of this Quarterly Report on Form 10-Q, the net equity of the Company would exceed the fair value of the Company.  This decline in the Company’s fair market value may indicate impairment of some or all of the Company’s goodwill, requiring the Company to perform an impairment analysis that would include valuing all the tangible and intangible assets of the business.  Assuming the Company’s stock price does not recover before the end of the 2018 second quarter, the Company intends to perform this impairment analysis during the 2018 second quarter.

ITEM  2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Except for the historical information contained herein, the matters discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "could," "intends," "might," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in the updated "Risk Factors" section included in Item 1A of our Annual Report on Form 10-K filed on April 2, 2018.

Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

We are a medical technology company focused on the design, development and commercialization of transformative technology to treat obesity and metabolic diseases.   Our growing and differentiated product portfolio is utilized by bariatric surgeons, general surgeons, and gastroenterologists.  We believe obesity is a global epidemic and that the majority of patients need treatment options that are anatomy friendly and provide for weight loss and comorbidity improvements along with long-term, ongoing obesity support and prevention.  We were incorporated in Minnesota on December 19, 2002 as "EnteroMedics Inc." and later reincorporated in Delaware on July 22, 2004.   In October 2017 we changed our name to "ReShape Lifesciences Inc."

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

We have a limited operating history and our ReShape vBloc and ReShape Balloon products only recently received U.S. Food and Drug Administration (FDA) approval to sell our product in the United States. Since our formation and until the 2017 acquisitions of BarioSurg and ReShape Medical, we have devoted substantially all of our resources to the development and commercialization of the vBloc System.   With the addition of the ReShape Balloon product from ReShape Medical and if we are able to commercialize the ReShape Vest acquired from BarioSurg, we believe we will be able to offer three distinct approaches to treating obesity that may be selected by the physician, depending on the severity of the patient's BMI or related co-morbidities.  Together, we believe the ReShape Vest, ReShape vBloc and the ReShape Balloon provide a minimally-invasive continuum of care for bariatric patients and their providers.

The following financing transactions occurred in 2017 and early 2018 to fund the Company's operations and acquisitions:

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

•

On April 3, 2018 we closed a registered direct offering of shares of series D convertible preferred stock and warrants to purchase shares of common stock for a purchase price of approximately $5.1 million, after deducting placement agent fees and other offering expenses.

We currently are not generating revenue from operations that is significant relative to our level of operating expenses, and we do not anticipate generating revenue sufficient to offset operating costs in the short-term to mid-term. We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. Our history of operating losses, limited cash resources and lack of certainty regarding obtaining significant third-party reimbursement for ReShape vBloc or timing thereof, raise substantial doubt about our ability to continue as a going concern absent a strengthening of our cash position. As of March 31, 2018, we had $842,000 of cash and cash equivalents to fund our operations. This cash balance was supplemented with approximately $5.1 million from a registered direct offering of securities that closed on April 3, 2018 (see Note 13 – Subsequent Events).

Our anticipated operations include plans to (i) integrate the sales and operations of our company with the newly acquired ReShape Medical in order to expand sales of both the ReShape Balloon and ReShape vBloc as well as to obtain cost saving synergies, (ii) expand the controlled commercial launch of ReShape vBloc Therapy, delivered via ReShape vBloc, (iii) continue development of the ReShape Vest, (vi) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third party sales and licensing opportunities, and (v) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. We believe that we have the flexibility to manage the growth of our expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.   However, we will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing in addition to the proceeds from this offering to support our operations.

Financial Overview

Sales Revenue

We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the vBloc System, and began a controlled commercial launch at select surgical centers in the United States. We had our first commercial sales within the United States in 2015 and we recognized $292,000 in revenue.  During the year ended December 31, 2016, we recognized $787,000 in revenue.  During 2017 we recognized $1.3 million in revenue, which included $692,000 from fourth quarter ReShape Balloon sales as a result of the October 2, 2017 acquisition of ReShape Medical.

Any revenue from initial sales of a new product in the United States or internationally is difficult to predict and in any event will only modestly reduce our continued losses resulting from our research and development and other activities.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, market development and administrative personnel, including stock-based compensation. Other significant expenses include professional services and consulting fees, costs associated with attending medical conferences and trade shows, other professional fees for legal services, including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products, reimbursement development, and accounting services, cash management fees, consulting fees and travel expenses.

Also included are the costs of promotional units periodically provided to select customers at no charge in order to introduce them to our product and to enhance our ability to collect commercial data of vBloc Therapy.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development, quality assurance and clinical and regulatory expenses, incurred in the development of our three products, ReShape vBloc, ReShape Vest and the ReShape Balloon Rechargeable System. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, 2018 expenses related to the vBloc Now program, clinical trial expenses, including supplies, devices, explants and revisions, depreciation and travel. We expense research and development costs as they are incurred.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

Sales Revenue.   Sales were $941,000 for the three months ended March 31, 2018 compared with $40,000 for the first quarter of 2017.  The increase in sales revenue was primarily due to $803,000 of ReShape Balloon sales resulting from the acquisition of ReShape Medical in October of 2017.  In addition, sales of ReShape vBloc increased from six units in the first quarter of 2017 to nine units during the first quarter of 2018.

Cost of Revenue. Cost of revenue was $829,000 for the three months ended March 31, 2018, compared to $30,000 for the three months ended March 31, 2017. The increase was due to the acquisition of the Reshape Balloon business in October 2017 and the related increased sales.    The Company's gross margin percentage was 12.7% for the three months ended March 31, 2018 as compared to 26.3% in the prior year period due to the lower margins earned on balloons than on vBloc unit sales.

Selling,  General and Administrative Expenses.  Selling, general and administrative expenses were $10.0 million for the three months ended March 31, 2018 compared with $5.9 million and for the three months ended March 31, 2017.

The $4.1 million or 69.4% increase included a $1.7 million increase in cash payroll-related expenses, including approximately $423,000 in severance costs related to the reduction in workforce initiated in March 2018.  These cash payroll related increases were offset by approximately $1.5 million in non-cash stock compensation expense.  Other increases during the first quarter of 2018 included (a) a $1.0 million increase related to the recording of a reserve for excess ReShape vBloc inventory components, (b) an increase of $675,000 from amortization of intangible assets recorded with the 2017 acquisitions of BarioSurg, Inc. and ReShape Medical, Inc., (c) an increase of $738,000 for  legal, marketing, accounting, advertising and other professional services, of which approximately $117,000 related to the acquisition and integration of BarioSurg and ReShape Medical. (d) an increase of $560,000 for supplies, (e) an increase of $344,000 in occupancy, communications, and shipping expenses and (f) an increase of $292,000 in travel expenses.

Research and Development Expenses.  Research and development expenses increased to $2.7 million for the three months ended March 31, 2018 from $1.0 million for the three months ended March 31, 2017. The increase of $1.6 million, or 139%, was driven by approximately $706,000 of expenses related to the 49 ReShape vBloc units implanted in the 2018 first quarter for the vBloc Now program and $718,000 in professional fees related to continued product development activities, including the ReShape Vest.  The remainder of the increase relates primarily to cash compensation expenses.

Change in Value of Warrant Liability. The value of the common stock warrant liability for our Series A Warrants decreased $1,000 during the three months ended March 31, 2018, resulting from the marking to market of the Series A Warrants that remain outstanding.  The value of the common stock warrant liability for our Series A and Note Warrants decreased $323,000 during the three months ended March 31, 2017, primarily due to marking to market Series A and then-outstanding Note Warrants prior to their exercise during the first quarter of 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had $842,000 in cash bank deposits.  While we had no short-term money market funds or other investments at March 31, 2018, we periodically invest in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Periodically, we invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.

We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments.    On January 23, 2017, we received $19.0 million in gross proceeds, prior to deducting offering expenses of $2.5 million, at the closing of an underwritten public offering of units in order to fund our future operations.  On August 16, 2017, the Company closed an underwritten public offering consisting of units of Series B Convertible Preferred Stock and warrants to purchase common stock.  Gross proceeds of the offering were $20.0 million, prior to deducting underwriting discounts and commissions and offering expenses of approximately $2.0 million.  Both public offerings were undertaken to fund future operations and acquisitions.

While we had no proceeds from financing activities during the three months ended March 31, 2018, on April 3, 2018 we closed a registered direct offering of shares of series D convertible preferred stock and warrants to purchase shares of common stock with proceeds of approximately $5.1 million, after deducting placement agent fees and other offering expenses.

Our anticipated operations include plans to (i) integrate the sales and operations of the Company with the newly acquired ReShape Medical in order to expand sales of both the ReShape Balloon and vBloc as well as to obtain cost savings synergies,  (ii) expand the controlled commercial launch of vBloc Therapy, delivered via the vBloc System, (iii) continue development of the Gastric Vest,  (iv) seek opportunities to leverage the Company's intellectual property portfolio and custom development services to provide third party sales and licensing opportunities, and (v) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. We believe that we have the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.   However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing to support its operations.

Management is currently pursuing various funding options, including seeking additional equity financing as well as a strategic merger or other transactions to obtain additional funding or expand its product line to continue the development of, and to successfully commercialize, the ReShape Balloon, the vBloc System and the Gastric Vest.  While the acquisition of ReShape Medical does provide incremental revenues to the Company, the cost to further develop and commercialize the ReShape Balloon is expected to significantly exceed revenues for the foreseeable future. While there can be no assurance that the Company will be successful in its efforts, the Company has a long history of raising equity financing to fund its development activities. Should the Company be unable to obtain adequate financing in the near term, the Company's business, result of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.

Net Cash Used in Operating Activities

Net cash used in operating activities was $9.3 million and $4.4 million for the three months ended March 31, 2018 and 2017, respectively.  The increase of $4.9 million was primarily due to an increase in net loss of $3.9 million, lower non-cash expenses of approximately $2.5 million, partially offset by changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was zero for the three months ended March 31, 2018 and 2017.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was zero and $19.8 million for the three months ended March 31, 2018 and 2017, respectively. Net cash provided by financing activities for the three months ended March 31, 2017 was due to $19.0 million in gross proceeds from the issuance equity securities on January 23, 2017, along with $3.3 million in proceeds from the exercise of common stock warrants.  Partially offsetting these amounts were $2.5 million of expenses related to the equity offerings.

Operating Capital and Capital Expenditure Requirements

For the three months ended March 31, 2018 and 2017, we recognized $950,000 and $40,000 in revenue, respectively. We anticipate that we will continue to incur net losses for the next several years as we develop our products, commercialize our products, develop the corporate infrastructure required to sell our products, operate as a publicly-traded company and pursue additional applications for our technology platform.

We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. As of December 31, 2016, we had $3.3 million of cash and cash equivalents. On January 23, 2017, we received $19.0 million in gross proceeds, prior to deducting offering expenses of $2.5 million, at the closing of an underwritten public offering of units consisting of common stock, convertible preferred stock and common stock warrants in order to fund our operations.  On August 16, 2017, the Company closed an underwritten public offering consisting of units of Series B Convertible Preferred Stock and warrants to purchase common stock.  Gross proceeds of the offering were $20.0 million, prior to deducting underwriting discounts and commissions and offering expenses of approximately $2.0 million. On April 3, 2018 we closed a registered direct offering of shares of series D convertible preferred stock and warrants to purchase shares of common stock for a purchase price of approximately $5.1 million, after deducting placement agent fees and other offering expenses.

Obtaining funds through the warrant holders' exercise of outstanding common stock warrants or the sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. The sale of additional equity may require us to obtain approval from our stockholders to increase the number of shares of common stock we have authorized under our certificate of incorporation. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some, or all, of our planned research, development and commercialization activities, which could materially harm our business. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in in Item 1A of our Annual Report on Form 10-K filed on April 2, 2018.

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our vBloc System, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the products and successfully deliver a commercial product to the market. Our future capital requirements will depend on many factors, including, but not limited to, the following:



•	the cost and timing of establishing sales, marketing and distribution capabilities;
•	the cost of establishing clinical and commercial supplies of our vBloc System, the ReShape Balloon and any other products that we may develop, including the Gastric Vest;
•	the rate of market acceptance of our vBloc System and vBloc Therapy, the ReShape Balloon and any other product candidates, including the Gastric Vest;
•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;
•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;
•	the effect of competing products and market developments;
•	the cost of explanting clinical devices;
•	the terms and timing of any collaborative, licensing or other arrangements that we may establish;
•	any revenue generated by sales of our vBloc System, the ReShape Balloon or our future products, including the Gastric Vest;
•	the scope, rate of progress, results and cost of our clinical trials and other research and development activities;
•	the cost and timing of obtaining any further required regulatory approvals; and
•	he extent to which we invest in products and technologies.

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

During the three months ended March 31, 2018 there were no material changes to our significant accounting policies which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the standard on January 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior-period amounts have not been retrospectively adjusted and continue to be reported in accordance with Topic 605, Revenue Recognition. Based upon the Company’s contracts which were not completed as of December 31, 2017, the Company was not required to make an adjustment to the opening balance of retained earnings as of January 1, 2018. See Note 8 for further discussion.

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

In January 2017 FASB issued Accounting Standards Update No. 2017-04 Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. Under the amendments in this update an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments in this Update are required for public business entities in fiscal years beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact to the Company's consolidated financial statements.

In March 2018, FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.  The ASU updates the income tax accounting in U.S. GAAP to reflect the SEC interpretive guidance released on December 22, 2017, when the legislation referred to as the Tax Cuts and Jobs Act (the "2017 Tax Act") was signed into law.  We have adopted this ASU, as further discussed in Note 12 – Income Taxes.

There have been no other significant changes in recent accounting pronouncements during the three months ended March 31, 2018 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM  3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash and cash equivalents. As of March 31, 2018, we had $842,000 in cash and cash equivalents. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

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

Based on their evaluation as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2018 due to the material weakness in internal control over financial reporting related to the design of internal controls over accounting for acquisition-related deferred income taxes.

Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the consolidated financial statements and other financial information included in the Original Filing, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Material Weakness Remediation Activities

To remediate the material weakness in our internal control over financial reporting described above, we have engaged our external income tax service provider to specifically analyze deferred income tax attributes of acquisitions and other significant transactions and to perform such analysis as promptly as possible after such transactions.  In addition, we have engaged our external income tax service provider to analyze our deferred income tax assets and liabilities as of March 31, 2018.  Once these processes have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated and our internal controls over financial reporting are effective, we will consider this material weakness fully addressed.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II – OTHER INFORMATION

ITEM  1.       LEGAL PROCEEDINGS

On February 28, 2017, the Company received a class action and derivative complaint filed on February 24, 2017 in U. S. District Court for the District of Delaware by Vinh Du, one of the Company’s shareholders. The complaint names as defendants ReShape Lifesciences, the board of directors and four members of our senior management, namely, Scott Youngstrom, Nick Ansari, Peter DeLange and Paul Hickey, and contains a purported class action claim for breach of fiduciary duty against the board of directors and derivative claims for breach of fiduciary duty against the board of directors and unjust enrichment against our senior management.  The allegations in the complaint relate to the increase in the number of shares authorized for grant under our Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”), which was approved by our shareholders at the Special Meeting of Shareholders held on December 12, 2016 (the “Special Meeting”), and to our subsequent grant of stock options on February 8, 2017, to the Company’s Directors and senior management to purchase an aggregate of 1,093,450 shares of our common stock (the “Option Grants”).  In the complaint, the plaintiff contends that (i) the number of shares authorized for grant under the Plan, as adjusted by the board of directors after the Special Meeting for the subsequent recapitalization of the Company, resulted from an alleged breach of fiduciary duties by the board of directors, and (ii) our senior management was allegedly unjustly enriched by the subsequent Option Grants.  The plaintiff seeks relief in the form of an order rescinding the Plan as approved by the shareholders at the Special Meeting, an order cancelling the Option Grants, and an award to plaintiff for his costs, including fees and disbursements of attorneys, experts and accountants.  On April 17, 2017, we filed a motion to dismiss the complaint based on the plaintiff’s failure to satisfy Delaware’s demand requirement for a derivative action and failure to state a valid claim.  The court denied the motion to dismiss on November 30, 2017.  While the Company continues to believe that the allegations in the complaint are without merit, the parties are currently negotiating the terms of a settlement of this matter.  However, we are currently unable to estimate a loss or range of loss for this matter.

On April 20, 2017, Fulfillium, Inc. filed a Complaint against ReShape Medical, Inc. (which the Company acquired in October 2017 and is now a wholly-owned subsidiary of the Company) in the United States District Court for the District of Delaware, which alleged misappropriation of trade secrets and infringement of two United States Patents.  On July 28, 2017, ReShape Medical moved to dismiss both the misappropriation of trade secret claim and the claims of patent infringement, and to transfer the litigation to the United States District Court for the Central District of California.  On October 16, 2017, the Court granted ReShape Medical’s motion to dismiss the trade secret and willful infringement claims, and ordered the case transferred to the United States District Court for the Central District of California.  Fulfillium has since amended its Complaint, ReShape Medical has filed its Answer and Counterclaims to the Amended Complaint, including counterclaims for declarations of non-infringement, invalidity, unenforceability and/or co-inventorship of the asserted Fulfillium patents and state-law tort claims against Fulfillium and its founder personally, and the parties have filed additional motions with the Court.  The Court has assigned key dates for the litigation, including close of fact discovery on September 15, 2018, last day for filing motions on September 19, 2018, pretrial conference on November 19, 2018 and first day of trial on December 4, 2018.  On April 20, 2018, ReShape Medical filed Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office to have all claims of both of the currently asserted Fulfillium patents canceled as unpatentable over various combinations of prior art.  On April 24, 2018, as required under the applicable local rules, ReShape Medical informed Fulfillium of ReShape Medical’s forthcoming motion to stay the litigation until disposition of ReShape Medical’s IPR petitions.  The Company intends to vigorously defend itself against Fulfillium, Inc.’s claims and to vigorously pursue its counterclaims.  We currently are unable to estimate a loss or range of loss for this matter.

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

ITEM  1A.    RISK FACTORS

Except for the addition of the risk factor shown below, there have been no material changes to the risk factors set forth in Item 1.A Risk Factors our Annual Report on Form 10-K filed on April 2, 2018.

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

We currently are not generating revenue from operations that is significant relative to our level of operating expenses, and we do not anticipate generating revenue sufficient to offset operating costs in the short-term to mid-term. We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. Our history of operating losses, limited cash resources and lack of certainty regarding obtaining significant third-party reimbursement for our products or timing thereof, raise substantial doubt about our ability to continue as a going concern absent a strengthening of our cash position. As of March 31, 2018, we had $842,000 of cash and cash equivalents.  On April 3, 2018, we completed a registered direct offering of shares of series D convertible preferred stock and a warrant to purchase shares of common stock resulting in net proceeds of approximately $5.1 million. We expect our current cash and cash equivalents to fund our operations into July 2018.

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

We may be required to record a non-cash goodwill impairment loss, which may have a material adverse effect on our results of operations.

We conduct our annual goodwill impairment analysis for our businesses during the fourth quarter of each year or when circumstances suggest that an indicator for impairment may be present.  Subsequent to the Company’s registered direct securities offering on April 3, 2018, the price of the Company’s common stock declined significantly and, given the decline, it would appear that as of the date of filing of this Quarterly Report on Form 10-Q, the net equity of the Company would exceed the fair value of the Company.  This decline in the Company’s fair market value may indicate impairment of some or all of the Company’s goodwill, requiring the Company to perform an impairment analysis that would include valuing all the tangible and intangible assets of the business.  Assuming the Company’s stock price does not recover before the end of the 2018 second quarter, the Company intends to perform this impairment analysis during the 2018 second quarter.  We did not record any losses for impairment during the quarter ended March 31, 2018. Any such non-cash goodwill impairment loss may have a material adverse effect on our results of operations.

We are implementing a restructuring and reduction in force that may limit our ability to continue our development, commercialization and sales activities.

On March 28, 2018, we approved a restructuring and reduction in force plan of approximately 26% of our workforce, which was implemented beginning on March 28, 2018. We expect to substantially complete the restructuring in the 3rd quarter of fiscal 2018, which ends on September 30, 2018. This reduction in force was a part of our cost reduction efforts as previously announced on March 20, 2018.

We estimate we will incur approximately $500,000 of cash expenditures in connection with the restructuring, substantially all of which relate to severance costs. After reviewing the integration of the two acquisitions from 2017, we have also implemented a cost-reduction program to streamline expenditures in connection with the ReShape Vest development and clinical trial efforts. We plan to reduce the direct-to-consumer marketing efforts and concentrate our focus on areas that might be expected to support the eventual reimbursement of our products. The total restructuring expense is expected to be lower than the cash restructuring costs primarily due to the reversal of previously recognized non-cash stock-based compensation expense related to awards that will not vest as a result of the restructuring plan. This restructuring and reduction in force may limit our ability to continue our development, commercialization and sales activities, which could negatively impact our revenue, business and financial prospects.

We have a significant number of outstanding warrants, options and shares of convertible preferred stock, some of which contain full-ratchet anti-dilution protection, which may cause significant dilution to our stockholders, have a material adverse impact on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings.

As of April 6, 2018, we had outstanding 32,950,447 shares of common stock. In addition, as of that date we had outstanding warrants to acquire 49,303,715 shares of common stock, options to acquire 3,237,392 shares of common stock and shares of convertible preferred stock convertible into an aggregate of 23,618,766 shares of common stock. The issuance of shares of common stock upon the exercise of warrants or options or conversion of preferred stock would dilute the percentage ownership interest of all stockholders, might dilute the book value per share of our common stock and would increase the number of our publicly traded shares, which could depress the market price of our common stock.

In addition, a substantial number of our outstanding warrants and shares of convertible preferred stock contain so-called full-ratchet anti-dilution provisions which, subject to limited exceptions, would reduce the exercise price of the warrants (but not increase the number of shares issuable) and reduce the conversion price of the convertible preferred stock (and increase the number of shares issuable) in the event that we in the future issue common stock, or securities convertible into or exercisable to purchase common stock, at a lower price per share, to such lower price. Of our outstanding warrants as of April 6, 2018, warrants exercisable to purchase 46,276,742 shares of common stock at an exercise price of $0.75 per share contained a full-ratchet anti-dilution provision, and shares of convertible preferred stock convertible into 14,079,966 shares of common stock at a conversion price of $0.75 per share contained a full-ratchet anti-dilution provision. These anti-dilution provisions were triggered in connection with our registered direct offering in April 2018 of convertible preferred stock with a conversion price of $0.75 per share and warrants with an exercise price of $0.75, which caused a reduction in the exercise price of our warrants exercisable to purchase 11,276,742 shares from $2.30 per share to $0.75 per share, and caused shares of our convertible preferred stock convertible before the offering into 2,633,925 shares of common stock at a conversion price of $2.30 per share to become convertible after the offering into approximately 8.1 million shares of common stock at a conversion price of $0.75 per share. These full ratchet anti-dilution provisions would be triggered by the future issuance by us of shares of our common stock or common stock equivalents at a price per share below the then-exercise price of the warrants and the then-conversion price of the convertible preferred stock, subject to limited exceptions.

In addition to the dilutive effects described above, the perceived risk of dilution as a result of the significant number of outstanding warrants, options and shares of convertible preferred stock may cause our common stockholders to be more inclined to sell their shares, which would contribute to a downward movement in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our common stock price could encourage investors to engage in short sales of our common stock, which could further contribute to price declines in our common stock. The fact that our stockholders, warrant holders and option holders can sell substantial amounts of our common stock in the public market, whether or not sales have occurred or are occurring, as well as the existence of full-ratchet anti-dilution provisions in a substantial number of our outstanding warrants and shares of convertible preferred stock, could make it more difficult for us to raise additional funds through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all.

We may be unable to issue securities under a shelf registration statement, which may have an adverse effect on our liquidity.

Our currently effective registration statement on Form S-3 registered the offer and sale of up to $75 million of our securities, all of which we have sold. Therefore, in order to issue securities under a shelf registration statement, we will have to file a new shelf registration statement on Form S-3 with the SEC. Under our securities purchase agreement dated April 2, 2018 for our registered direct offering, we agreed to not file a universal shelf registration statement on Form S-3 until at least 90 days after the date of the securities purchase agreement. If we do file a new shelf registration statement on Form S-3, we will need the SEC to declare it effective before commencing any offerings under that registration statement. In addition, based on the current trading price of our common stock, we expect that a new registration statement on Form S-3 would need to be filed in reliance on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any 12-month period. At the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior 12 months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6. Whether we sell securities under the registration statement will depend on a number of factors, including availability of a new Form S-3 under the one-third limitation calculations set forth in Instruction I.B.6 of Form S-3, the market conditions at that time, our cash position at that time and the availability and terms of alternative sources of capital. Furthermore, Instruction I.B.6. of Form S-3 requires that the issuer have at least one class of common equity securities listed and registered on a national securities exchange. If we are not able to maintain compliance with applicable NASDAQ rules, we will no longer be able to rely upon that Instruction. If we cannot sell securities under a shelf registration statement, we may be required to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect our liquidity and cash position.

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

1.1

Placement Agent Agreement dated as of April 2, 2018 between ReShape Lifesciences Inc. and Ladenburg Thalmann Co. Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2018).

3.1

Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2018).

4.1

Form of Common Stock Purchase Warrant to be issued by ReShape Lifesciences Inc. in the offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2018).

10.1

Form of Securities Purchase Agreement, dated April 2, 2018, by and between ReShape Lifesciences Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2018).

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

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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
Scott P. Youngstrom
Chief Financial
Officer and Senior Vice President, Finance
(Principal Financial and Accounting Officer)

Dated: May 15, 2018