Form 10-Q
period 2018-06-30
ReShape Lifesciences Inc.
filed 2018-08-20
CIK 1371217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, 9,013,421 shares of the registrant’s Common Stock were outstanding.

Registered Trademarks and Trademark Applications: In the United States we have registered trademarks for vBLOC®, ENTEROMEDICS®, MAESTRO®,  RESHAPE®, RESHAPE DUO®, and RESHAPE MEDICAL®,  each registered with the United States Patent and Trademark Office, and trademark applications for RESHAPE vBLOC, RESHAPE VEST, RESHAPE LIFESCIENCES AND DESIGN, and RESHAPE BALLOON & COLOR DESIGN. In addition, some or all of the marks vBLOC, ENTEROMEDICS, MAESTRO, MAESTRO SYSTEM ORCHESTRATING OBESITY SOLUTIONS, vBLOC POWER TO CHOOSE, vBLOC POWER TO CHOOSE AND DESIGN, RESHAPE, RESHAPE DUO, and RESHAPE MEDICAL are the subject of either a trademark registration or application for registration in Australia, Brazil, Canada, China, the European Community, India, Kuwait, Mexico, Saudi Arabia, Switzerland and the United Arab Emirates. We believe that we have common law trademark rights to RESHAPE VEST. This Quarterly Report on Form 10-Q may contain other trade names and trademarks and service marks of ReShape Lifesciences and of other companies.

PART I – FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,863,217	$10,163,208
Accounts receivable (net of allowance for bad debts of $228,165 and $155,872 at June 30, 2018 and December 31, 2017)	446,027	488,613
Inventory	2,101,017	2,817,112
Prepaid expenses and other current assets	919,543	467,783
Total current assets	5,329,804	13,936,716
Property and equipment, net	303,206	438,621
Goodwill	—	27,186,620
Other intangible assets, net	44,802,230	46,152,577
Other assets	76,827	990,015
Total assets	$50,512,067	$88,704,549
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,201,239	$1,088,271
Accrued expenses	4,499,875	5,955,518
Total current liabilities	8,701,114	7,043,789

Deferred income taxes	2,700,681	5,292,291
Common stock warrant liability	74	1,600
Total liabilities	11,401,869	12,337,680
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized:
Series B convertible preferred stock, $0.01 par value; 20,000 shares issued and 2,957 and 6,055 shares outstanding at June 30, 2018 and December 31, 2017, respectively	30	61
Series C convertible preferred stock, $0.01 par value; 187,772 shares issued and 95,388 shares outstanding at June 30, 2018 and December 31, 2017	954	954
Series D convertible preferred stock, $0.01 par value; 6,000 shares issued and 4,750 and zero shares outstanding at June 30, 2018 and December 31, 2017	48	—
Common stock, $0.01 par value; 275,000,000 shares authorized at June 30, 2018 and December 31, 2017; 3,610,009 and 2,063,808 shares issued and outstanding at June 30, 2018 and December 31, 2017	36,100	20,640
Additional paid-in capital	424,158,496	411,104,568
Accumulated deficit	(385,085,430)	(334,759,354)
Total stockholders’ equity	39,110,198	76,366,869
Total liabilities and stockholders’ equity	$50,512,067	$88,704,549

See accompanying notes to condensed consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product sales	$633,554	$93,060	$1,574,985	$133,100
Other revenue	19,815	—	28,382	—
Total revenue	653,369	93,060	1,603,367	133,100

Cost of revenue	634,774	54,472	1,463,731	83,995
Gross profit	18,595	38,588	139,636	49,105
Operating expenses:
Selling, general and administrative	6,710,518	5,560,787	16,756,075	11,489,773
Research and development	2,439,337	1,352,075	5,126,856	2,476,488
Goodwill impairment	27,186,620	—	27,186,620	—
Total operating expenses	36,336,475	6,912,862	49,069,551	13,966,261
Operating loss	(36,317,880)	(6,874,274)	(48,929,915)	(13,917,156)
Other income (expense):
Interest income	263	—	674	100
Interest expense	—	—	(2,735)	—
Change in value of warrant liability	369	34,395	1,494	(288,735)
Other, net	(142,145)	(298)	(144,416)	(1,198)
Loss before income taxes	(36,459,393)	(6,840,177)	(49,074,898)	(14,206,989)

Income tax benefit	1,208,560	—	2,590,613	—
Net loss	$(35,250,833)	$(6,840,177)	$(46,484,285)	$(14,206,989)
Adjustment for convertible preferred stock and warrants	(3,841,790)	—	(3,841,790)	—
Net loss attributable to common shareholders	(39,092,623)	(6,840,177)	(50,326,075)	(14,206,989)
Net loss per share—basic and diluted	$(15.78)	$(13.68)	$(22.14)	$(32.13)
Shares used to compute basic and diluted net loss per share	2,477,910	500,114	2,273,160	442,191

See accompanying notes to condensed consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(46,484,285)	$(14,206,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	142,442	67,653
Deferred income taxes	(2,591,610)	—
Stock-based compensation	1,550,360	2,866,100
Impairment of goodwill	27,186,620	—
Amortization of intangible assets	1,350,347	1,194
Change in value of warrant liability	(1,494)	288,735
Warrant inducement expense	146,245	—
Change in operating assets and liabilities:
Accounts receivable	42,586	34,309
Inventory	716,095	272,270
Prepaid expenses and other current assets	(451,760)	(60,228)
Other assets	913,182	391,806
Accounts payable	3,112,968	(388,575)
Accrued expenses	(1,455,643)	646,913
Net cash used in operating activities	(15,823,947)	(10,086,812)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(1,848,720)
Purchases of property and equipment	(7,027)	(5,300)
Net cash used in investing activities	(7,027)	(1,854,020)
Cash flows from financing activities:
Proceeds from warrants exercised	488,250	3,334,176
Proceeds from sale of common stock and warrants for purchase of common stock	2,909,656	6,468,148
Proceeds from sale of convertible preferred stock	6,000,000	12,531,000
Preferred stock redemption in financing transaction	(500,000)	—
Common and preferred stock financing costs	(1,366,923)	(2,505,244)
Net cash provided by financing activities	7,530,983	19,828,080
Net (decrease) increase in cash and cash equivalents	(8,299,991)	7,887,248
Cash and cash equivalents:
Beginning of period	10,163,208	3,310,787
End of period	$1,863,217	$11,198,035
Noncash investing and financing activities:
Issuance of convertible preferred shares and common shares for acquisitions	$—	$26,258,963
Conversion of convertible preferred shares to common stock	$51,331	$12,531,000

See accompanying notes to condensed consolidated financial statements.

ReShape Lifesciences Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)  Summary of Significant Accounting Policies

Description of Business

ReShape Lifesciences Inc. (the Company) is focused on the design, development and commercialization of transformative technology to treat obesity and metabolic diseases. The Company was incorporated in the state of Minnesota on December 19, 2002, originally as two separate legal entities, Alpha Medical, Inc. and Beta Medical, Inc., both of which were owned 100% by a common stockholder. Effective October 1, 2003, the two entities were combined and the combined entity changed its name to EnteroMedics Inc. The Company reincorporated in Delaware on July 22, 2004. The Company has devoted substantially all of its resources to recruiting personnel, developing its product technology, obtaining patents to protect its intellectual property, commercialization activities and raising capital and has commenced commercial operations in the United States deriving revenues from its primary business activity in 2015 with the vBloc System (ReShape vBloc). On May 22, 2017, the Company acquired BarioSurg, Inc. (BarioSurg), a company developing the Gastric Vest System (ReShape Vest) and on October 2, 2017 it acquired ReShape Medical, Inc. (ReShape Medical), a company that develops, manufactures and markets a minimally invasive intragastric balloon (ReShape Balloon) designed to treat certain obesity patients. ReShape Medical LLC became a wholly-owned subsidiary of the Company on October 2, 2017 and its balance sheet and statement operations for the period October 2, 2017 through December 31, 2017 are included with the Company's 2017 consolidated financial statements.  Subsequent to the acquisition of ReShape Medical, the Company changed its name to ReShape Lifesciences Inc. and relocated its headquarters from St. Paul, Minnesota to San Clemente, California.

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

After the close of market on June 1, 2018, the Company effected a 1-for-15 reverse split of the Company’s outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each 15 shares of issued and outstanding common stock and equivalents was converted into one share of common stock. Any fractional shares of common stock resulting from the Reverse Stock Split were rounded up to the nearest whole share. As a result of the Reverse Stock Split, proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion, and the per share exercise or conversion price, of the Company’s outstanding warrants, stock options and convertible preferred stock, in each case in accordance with their terms. The Reverse Stock Split did not reduce the number of authorized shares of common stock and preferred stock of the Company. Therefore, the effect of the Reverse Stock Split was to increase the number of shares of common stock and preferred stock available for issuance relative to the number of shares issued and outstanding. The Reverse Stock Split did not alter the par value of the common stock or preferred stock or modify any voting rights or other terms of the common stock or any series of preferred stock.

All share and per-share amounts have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented herein.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities.  Certain of the Company’s common stock warrants are required to be reported at fair value. The fair values of common stock warrants and investments in debt and equity securities, if any, are disclosed in Note 5 – Fair Value Measurements.

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

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over their estimated useful lives of five to seven years for furniture and equipment and three to five years for computer hardware and software. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or the term of the lease. Upon retirement or sale, the cost and related accumulated depreciation or amortization are removed from the condensed consolidated balance sheets and the resulting gain or loss is reflected in the condensed consolidated statements of operations. Repairs and maintenance are expensed as incurred.

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

For goodwill and indefinite-lived intangible assets, in-process research and development, the Company reviews for impairment annually and upon the occurrence of certain events as required by Accounting Standards Codification ("ASC") Topic 350, "Intangibles - Goodwill and Other." Goodwill and indefinite-lived intangible assets are tested at least annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company reviews goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company is able to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would conclude that goodwill is not impaired.  If the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit, a non-cash goodwill impairment loss is recognized as an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized will not exceed the total amount of goodwill allocated to that reporting unit.

The Company recorded $27.2 million for goodwill impairment losses for the three and six months ended June 30, 2018.  See Note 4 for additional information.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance for deferred income tax assets is recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company has provided a full valuation allowance against the net deferred tax assets, excluding indefinite-lived deferred tax assets and liabilities, as of June 30, 2018 and December 31, 2017. The Company’s policy is to classify interest and penalties related to income taxes as income tax expense in the condensed consolidated statements of operations.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. There was no difference from reported net loss for the three and six months ended June 30, 2018 and 2017.

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

Stock-Based Compensation

The Company recognized stock-based compensation expense associated with stock options and other stock-based awards in accordance with the authoritative guidance for stock-based compensation. The cost of a stock-based award is measured at the grant date based on the estimated fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period of the award. The fair value of stock options is estimated using the Black-Scholes option valuation model, which requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted-average common shares outstanding during the period plus dilutive potential common shares calculated using the treasury stock method. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. The Company’s potential dilutive shares, which include outstanding common stock options and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive. In addition, earnings per share calculations include the effects of anti-dilution adjustments to warrant exercise prices and convertible preferred stock conversion prices on the net loss attributable to common shareholders.

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(35,250,833)	$(6,840,177)	$(46,484,285)	$(14,206,989)
Adjustment for convertible preferred stock and warrants	(3,841,790)	—	(3,841,790)	—
Net loss attributable to common shareholders	(39,092,623)	(6,840,177)	(50,326,075)	(14,206,989)
Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	2,477,910	500,114	2,273,160	442,191
Net loss per share—basic and diluted	$(15.78)	$(13.68)	$(22.14)	$(32.13)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,
	2018	2017
Stock options outstanding	611,122	81,689
Common shares underlying convertible preferred stock	3,146,345	333,394
Warrants to purchase common stock	3,981,358	202,223

Segment Reporting

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.

Under the provisions of Accounting Standards Codification (“ASC”) 280, Segment Reporting, we have determined that we have one operating segment related to the design, development and commercialization of transformative technology to treat obesity and metabolic diseases. The CODM evaluates operating performance and allocates resources on a total portfolio basis.

Recently Issued or Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the standard on January 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior-period amounts have not been retrospectively adjusted and continue to be reported in accordance with Topic 605, Revenue Recognition. Based upon the Company’s contracts which were not completed as of December 31, 2017, the Company was not required to make an adjustment to the opening balance of retained earnings as of January 1, 2018. See Note 8 – Revenue Recognition for further discussion.

In February 2016 FASB issued ASU No. 2016-02 Leases (Topic 842) that changes the recognition of lease assets and lease liabilities by lessees for those leases classified as operating lease. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity. Early adoption is permitted. Management is evaluating the standard's impact on the consolidated financial statements.

In January 2017 FASB issued ASU No. 2017-04 Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. Under the amendments in this update an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments in this Update are required for public business entities in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the standard during the second quarter of 2018. Please refer to Note 4 – Goodwill and Other Intangible Assets for further discussion.

In March 2018, FASB issued ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.  The ASU updates the income tax accounting in U.S. GAAP to reflect the SEC interpretive guidance released on December 22, 2017, when the legislation referred to as the Tax Cuts and Jobs Act (the "2017 Tax Act") was signed into law.  We have adopted this ASU, as further discussed in Note 12 – Income Taxes.

There have been no other significant changes in recent accounting pronouncements during the six months ended June 30, 2018 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

(2)  Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company currently is not generating revenue from operations that is sufficient relative to its level of operating expenses for at least the next several years. The Company has financed its operations to date principally through the sale of equity securities and debt financing. The Company’s history of operating losses, limited cash resources and lack of certainty regarding obtaining significant third-party reimbursement for its product portfolio, raise substantial doubt about its ability to continue as a going concern absent a strengthening of its cash position.

On April 3, 2018, the Company completed a registered direct offering of 6,000 shares of series D convertible preferred stock and a warrant to purchase shares of common stock for gross proceeds of $6.0 million, prior to deducting underwriting discounts and commissions and offering expenses of $750,000.

On May 24, 2018, the Company entered into an agreement with an institutional investor pursuant to which the investor exercised all of its outstanding warrants to purchase common stock of the Company that were issued by the Company in January 2017 and some of its warrants to purchase common stock of the Company that were issued in April 2018 in exchange for Company’s agreement to reduce the exercise price of the warrants to the closing price of the Company’s common stock on the date of the agreement. This resulted in gross proceeds to the Company of $488,250, prior to deducting placement agent fees and other offering expenses of $39,000.

On June 8, 2018, the Company completed a registered direct offering priced at-the-market of 374,572 shares of its common stock, at a purchase price per share of $3.92, for gross proceeds of approximately $1.47 million. Additionally, the Company issued to the investors unregistered warrants to purchase up to 280,929 shares of common stock, at a purchase price per warrant of $0.125, for gross proceeds of approximately $0.03 million. The placement agent fees and other offering expenses were approximately $200,000.

On June 21, 2018 the Company completed a registered direct offering priced at-the-market of 469,490 shares of its common stock, at a purchase price per share of $3.07, for gross proceeds of approximately $1.44 million. Additionally, the Company issued to the investors unregistered warrants to purchase up to 469,490 shares of common stock, at a purchase price per warrant of $0.125, for gross proceeds of approximately $0.06 million. The placement agent fees and other offering expenses were approximately $200,000. We used $500,000 of the proceeds to redeem a portion of the outstanding shares of our series D convertible preferred stock.

On July 12, 2018, the Company completed a registered direct offering priced at-the-market of 1,241,382 shares of its common stock, at a purchase price per share of $2.05, for gross proceeds of approximately $2.55 million. Additionally, the Company issued to the investors unregistered warrants to purchase up to 1,241,382 shares of common stock, at a purchase price per warrant of $0.125, for gross proceeds of approximately $0.15 million. The placement agent fees and other offering expenses were approximately $205,000. For additional details, see Note 13-Subsequent Events.

On August 3, 2018, the Company completed a registered direct offering of 1,000,000 shares of its common stock, at a purchase price per share of $0.60, for gross proceeds of approximately $0.6 million. Additionally, the Company issued to the investors unregistered warrants to purchase up to 1,000,000 shares of common stock. The placement agent fees and other offering expenses were approximately $350,000.  For additional details, see Note 13-Subsequent Events.

As of June 30, 2018, the Company had $1.9 million of cash and cash equivalents available to fund its operations.

The Company’s anticipated operations include plans to (i) expand the controlled commercial launch of vBloc Therapy, delivered via the vBloc System, (ii) continue development of the ReShape Vest, (iii) seek opportunities to leverage the Company’s intellectual property portfolio and custom development services to provide third party sales and licensing opportunities, and (iv) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.   The Company has additionally committed to reducing its operating spending to conserve resources. However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing to support its operations.

Management is currently pursuing various funding options, including seeking additional equity financing as well as a strategic merger or other transaction to obtain additional funding. As of August 10, 2018, the Company’s public float exceeded $75 million, based on the number of shares of our common stock held by non-affiliates outstanding on August 10, 2018 and the highest closing price of our common stock within the 60 days prior to August 10, 2018. Therefore, the Company is no longer subject to General Instruction I.B.6 of Form S-3, which limits the aggregate market value of the securities sold by or on behalf of the registrant during the 12-month period immediately prior to and including the date of the sale to no more than one-third of all common voting and nonvoting equity held by non-affiliates of the registrant. The Company will reevaluate its public float at the time it files its annual report on Form 10-K for the fiscal year ending December 31, 2018 to determine if it will become subject to General Instruction I.B.6 at that time. While there can be no assurance that the Company will be successful in its efforts, the Company has a long history of raising equity financing to fund its development activities. Should the Company be unable to obtain adequate financing in the near term, the Company’s business, result of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.

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

The consideration paid by the Company for all of the outstanding shares of capital stock and outstanding options of BarioSurg consisted of: (i) 92,000 shares of common stock, par value $0.01 per share, of the Company ("Company Common Stock"), (ii) 1.0 million shares of newly created conditional convertible preferred stock, par value $0.01 per share, of the Company ("Company Preferred Stock"), which shares were converted into 333,334 shares of Company Common Stock on October 25, 2017 upon the post-closing approval of the Company's stockholders in accordance with the Nasdaq Stock Market Rules, and (iii) $2.0 million in cash.  The total consideration paid by the Company, preliminarily valued at $28.3 million, includes: (a) $2.0 million in cash paid from our existing cash balances and (b) $26.3 million from the issuance of Company Common Stock and Company Preferred Stock.  The preliminary valuation of the Company Common Stock and Company Preferred Stock took into account (i) the conversion ratio of the Company Preferred Stock, (ii) the closing prices of our common stock on the Nasdaq Stock Market on the date the transaction was announced and the three trading days following the announcement, and (iii) a 19% discount for lack of marketability related to the shares issued in the transaction.

The purchase price consideration of $28.3 million does not include expenses for legal, accounting, audit, valuation and other services that were incurred after the May 22, 2017 acquisition date and were expensed as incurred.

The following table summarizes the fair values of the assets acquired and liabilities assumed as a result of the BarioSurg acquisition.  The excess of the cost of the acquisition over the fair value of assets acquired was recorded as goodwill.  During the second quarter of 2018, the Company finalized the fair value adjustments associated with the BarioSurg transaction. There were no adjustments made to the recorded fair values as a result of completing our accounting for the transaction.

Cash	$151,280
Property and equipment	3,000
Goodwill	14,004,573
In Process Research & Development	20,720,939
Trademarks/tradenames	1,090,363
Covenant not to compete	75,884
Other assets	5,826
Current liabilities assumed	(186,000)
Deferred income tax liability	(7,606,902)
Net assets acquired	$28,258,963

We believe that the amount of goodwill relative to identifiable intangible assets relates to several factors, including (i) potential synergies related to market opportunities for multiple product offerings, (ii) future technology, and (iii) initial relationships and awareness of the ReShape Vest.

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

The consideration paid by the Company for ReShape Medical consisted of: (i)  157,116 shares of Company Common Stock, par value $0.01 per share, (ii) 187,772 shares of series C convertible preferred stock (which became convertible into 1,251,814 shares of common stock upon the December 19, 2017 approval of the Company's stockholders under Nasdaq rules, of which 553,334 shares of common stock were automatically converted on that date), and (iii) approximately $5.0 million in cash, which amount was immediately used to pay ReShape Medical's outstanding senior secured indebtedness and certain transaction expenses of ReShape Medical.

The total consideration paid by the Company, preliminarily valued at $39.0 million, includes: (a) $5.0 million in cash paid from our existing cash balances and (b) $34.0 million from the issuance of the common stock and the series C convertible preferred stock.  The preliminary valuation of the common stock and series C convertible preferred stock took into account (i) the conversion ratio of the series C convertible preferred stock, (ii) the closing price of our common stock on the Nasdaq Stock Market on the date the transaction was announced, and (iii) a 20% discount for lack of marketability related to the shares issued in the transaction.

The purchase price consideration of $39.0 million does not include expenses for legal, accounting, audit, valuation and other services that were incurred after the October 2, 2017 acquisition date and were expensed as incurred.

The transaction was accounted for as a business combination and the following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the ReShape Medical acquisition.  The excess of the cost of the acquisition over the fair value of assets acquired was recorded as goodwill.  The assessment of fair value and the determination of deferred tax assets acquired is preliminary and is based on information that was available at the time the consolidated condensed financial statements were prepared.  Accordingly, the allocation of purchase price related to the acquired intangible assets is preliminary and, therefore, subject to adjustment in future periods.

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

(4)     Goodwill and Other Intangible Assets

Allocations of purchase prices related to the acquisitions of BarioSurg and ReShape Medical during the year ended December 31, 2017 resulted in the recording of $27.2 million of goodwill and $46.9 million of other intangible assets.

The following table summarizes the activity of intangible assets, excluding goodwill, for the quarter ended June 30, 2018:

	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
In Process Research & Development	indefinite	$20,720,939	$—	$—	$20,720,939
Trademarks/Tradenames	10	3,870,811	(326,656)	—	3,544,155
Covenant not to compete	3	75,884	(27,403)	—	48,481
Developed technology	12	18,451,360	(1,153,208)	—	17,298,152
Customer relationships	5	3,753,533	(563,030)	—	3,190,503
Total		$46,872,527	$(2,070,297)	$—	$44,802,230

The following table summarizes the expected future amortization of intangible assets as of June 30, 2018:

Year ending December 31,
2018 (remaining)	$1,350,349
2019	2,700,696
2020	2,685,940
2021	2,675,401
2022	2,487,722
Thereafter	12,181,183
$24,081,291

Evaluation of Goodwill for Impairment

The Company conducts its annual goodwill impairment analysis for its business during the fourth quarter of each year or when circumstances suggest that an indicator for impairment may be present.  Subsequent to the Company’s registered direct securities offering on April 3, 2018, the price of the Company’s common stock declined significantly. Management determined that this event was an indicator of potential impairment as the magnitude of the decline indicated that the net equity of the Company may be in excess of its fair market value.  As a result of the identification of this impairment indicator, the Company performed an impairment analysis that included valuing the business.

The analysis of potential impairment of goodwill requires the Company to compare the estimated fair value at each of its reporting units to its carrying amount, including goodwill. The carrying amount of the reporting units must be adjusted first for any impairments of other definite or indefinite lived assets; accordingly the first step in performing the goodwill impairment analysis is to determine if other assets are impaired. The Company performed a qualitative impairment analysis on indefinite lived intangible assets, and assessed the recoverability of definite lived assets. The Company did not identify any impairments of indefinite or definite lived assets, other than goodwill, as a result the performance of these analyses.

If the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit, a non-cash goodwill impairment loss is recognized as an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which the Company competes, the discount rate, terminal growth rates, and forecasts of revenue, operating income, and capital expenditures.

The Company has one reporting unit and is operating in one segment. Additionally, for the purpose of assessing the recovery of definite lived assets, the Company has one asset group which includes all assets of the Company. The Company conducted its goodwill impairment analysis during the second quarter of 2018 and determined that the carrying value of the reporting unit exceeded the fair value.  Accordingly, the Company recorded a goodwill impairment charge of $27.2 million, reducing goodwill balances to zero, which was recorded within Goodwill impairment in the Consolidated Statements of Operations during the quarter ended June 30, 2018. The fair market value of the reporting unit was determined under an income approach using discounted cash flows. Fair value calculated using a discounted cash flow analysis is classified within level 3 of the fair value hierarchy and requires several assumptions including risk adjusted discount rates and financial forecasts.

If our future operating results decline significantly, we may be exposed to additional impairment losses that could be material (for additional discussion of this risk, see “Item 1A. Risk Factors – During the second quarter of 2018 we were required to record a non-cash goodwill impairment loss.”)

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

The Company did not hold any short-term investments classified as available for sale or held to maturity as of June 30, 2018 and December 31, 2017.

The fair value of the Company’s common stock warrant liability is calculated using a Black-Scholes valuation model and is classified as Level 2 in the fair value hierarchy. The fair values are presented below along with the valuation assumptions:

	Series A Warrants
	June 30, 2018		December 31, 2017
Risk-free interest rates	2.11%		1.76%
Expected life	6	months	12	months
Expected dividends	—%		—%
Expected volatility	129.68%		193.28%
Fair value	$74		$1,600

(6)  Inventory

The Company accounts for inventory at the lower of cost or market and records any long-term inventory as other assets in the condensed consolidated balance sheets. There was $1.0 million and $674,000 of long-term inventory, primarily consisting of raw materials, as of June 30, 2018 and December 31, 2017, respectively.  The Company has an inventory reserve of $1.9 million at June 30, 2018 related to excess quantities of ReShape vBloc inventory components, resulting in a zero net book value in long-term inventory as of that date.

Current inventory consists of the following as of:

	June 30,	December 31,
	2018	2017
Raw materials	$680,383	$707,919
Work-in-process	1,027,214	1,494,278
Finished goods	393,420	614,915
Inventory	$2,101,017	$2,817,112

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

Total rent expense recognized for the three months ended June 30, 2018 and 2017 was $195,000 and $62,000, and for the six months ended June 30, 2018 was $391,000 and $121,000, respectively. At June 30, 2018, future minimum payments for the Company are as follows:

Year ending December 31,
2018 (remaining)	$292,577
2019	419,082
2020	319,262
2021	327,949
2022	165,061
$1,523,931

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

Litigation

On February 28, 2017, the Company received a class action and derivative complaint filed on February 24, 2017 in U. S. District Court for the District of Delaware by Vinh Du, one of the Company’s shareholders. The complaint names as defendants ReShape Lifesciences, the board of directors and four members of our senior management, namely, Scott Youngstrom, Nick Ansari, Peter DeLange and Paul Hickey, and contains a purported class action claim for breach of fiduciary duty against the board of directors and derivative claims for breach of fiduciary duty against the board of directors and unjust enrichment against our senior management.  The allegations in the complaint relate to the increase in the number of shares authorized for grant under our Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”), which was approved by our shareholders at the Special Meeting of Shareholders held on December 12, 2016 (the “Special Meeting”), and to our subsequent grant of stock options on February 8, 2017, to the Company’s Directors and senior management to purchase an aggregate of 1,093,450 shares of our common stock (the “Option Grants”).  In the complaint, the plaintiff contends that (i) the number of shares authorized for grant under the Plan, as adjusted by the board of directors after the Special Meeting for the subsequent recapitalization of the Company, resulted from an alleged breach of fiduciary duties by the board of directors, and (ii) our senior management was allegedly unjustly enriched by the subsequent Option Grants.  The plaintiff seeks relief in the form of an order rescinding the Plan as approved by the shareholders at the Special Meeting, an order cancelling the Option Grants, and an award to plaintiff for his costs, including fees and disbursements of attorneys, experts and accountants.  On April 17, 2017, we filed a motion to dismiss the complaint based on the plaintiff’s failure to satisfy Delaware’s demand requirement for a derivative action and failure to state a valid claim.  The court denied the motion to dismiss on November 30, 2017.  While the Company continues to believe that the allegations in the complaint are without merit, the parties are currently negotiating the terms of a settlement of this matter.  During the quarter ended June 30, 2018, the Company has recorded an accrued liability and legal expense for $190,000 representing a probable and currently estimable settlement amount for this matter.

On April 20, 2017, Fulfillium, Inc. filed a Complaint against ReShape Medical, Inc. (which the Company acquired in October 2017 and is now a wholly-owned subsidiary of the Company) in the United States District Court for the District of Delaware, which alleged misappropriation of trade secrets and infringement of two United States Patents.  On July 28, 2017, ReShape Medical moved to dismiss both the misappropriation of trade secret claim and the claims of patent infringement, and to transfer the litigation to the United States District Court for the Central District of California.  On October 16, 2017, the Court granted ReShape Medical’s motion to dismiss the trade secret and willful infringement claims, and ordered the case transferred to the United States District Court for the Central District of California.  Fulfillium  twice amended its Complaint, and ReShape Medical filed amended Answers. On June 4, 2018, ReShape Medical filed a motion to dismiss the patent infringement claims for lack of standing, which the Court granted on July 5, 2018.  On August 10, 2018, the Court dismissed without prejudice the trade secret claims for lack of subject matter jurisdiction and terminated the case. On July 20, 2018, Fulfillium filed a new Complaint against ReShape Medical LLC and ReShape Lifesciences, Inc. in the Central District of California asserting infringement of three U.S. patents; a response is due on August 15, 2018.  On April 20, 2018, ReShape Medical filed Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office to have all claims of both of the originally asserted Fulfillium patents canceled as unpatentable over various combinations of prior art. The Company intends to vigorously defend itself against Fulfillium, Inc.’s claims.  We currently are unable to estimate a loss or range of loss for this matter.

On July 12, 2018, Alpha Capital Anstalt (“Alpha”) filed a lawsuit against the Company in the United States District Court for the Southern District of New York.  In August 2017, Alpha acquired shares of the Company’s series B convertible preferred stock and warrants to purchase shares of the Company’s common stock in an underwritten public offering. Pursuant to the terms of the series B convertible preferred stock and warrants, the conversion price of the series B convertible preferred stock and exercise price of the warrants was subject to adjustment in the case of, among other things, dilutive issuances of securities by the Company. The Complaint alleges breach of contract and seeks declaratory relief, damages of not less than approximately $3.6 million (less the proceeds of actual sales of the Company’s common stock made by Alpha) and attorneys’ fees, claiming that the Company should have adjusted the conversion price of the series B convertible preferred stock and exercise price of the warrants to not less than $3.00 per share, rather than the $11.25 per share to which the Company actually adjusted such conversion price and exercise price, in connection with its registered direct offering of series D convertible preferred stock and warrants to purchase common stock that it completed and announced in April 2018. The Company believes the claims alleged are without merit and intends to vigorously protect and defend itself. However, we are currently unable to estimate a loss or range of loss for this matter.

 On July 26, 2018, Iroquois Capital Investment Group, LLC and Iroquois Master Fund, Ltd. filed a lawsuit against the Company in the United States District Court for the Southern District of New York, which Complaint makes substantially the same claims and seeks substantially the same relief as Alpha’s Complaint described above, except that Iroquois claims that the conversion price of the series D convertible preferred stock and exercise price of the warrants should have been adjusted to $1.35 per share, and Iroquois is claiming damages estimated to exceed $5 million. The Company believes the claims alleged are without merit and intends to vigorously protect and defend itself. However, we are currently unable to estimate a loss or range of loss for this matter.

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

(8) Revenue Recognition

Revenue from Product Sales

The following table presents the Company’s revenue disaggregated by product and geography, based on management’s assessment of available data:

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
	U.S.	OUS *	Total Revenues	% of Total Revenues	U.S.	OUS *	Total Revenues	% of Total Revenues
ReShape vBloc product	$—	$—	$—	0.0%	$93,060	$—	$93,060	100.0%
ReShape Balloon product	372,233	261,320	633,553	97.0%	—	—	—	0.0%
Other	19,816	—	19,816	3.0%	—	—	—	0.0%
Total	$392,049	$261,320	$653,369	100.0%	$93,060	$—	$93,060	100.0%

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	U.S.	OUS *	Total Revenues	% of Total Revenues	U.S.	OUS *	Total Revenues	% of Total Revenues
ReShape vBloc product	$148,420	$—	$148,420	9.3%	$133,100	$—	$133,100	100.0%
ReShape Balloon product	1,015,607	408,758	1,424,365	88.8%	—	—	—	0.0%
Other	30,582	—	30,582	1.9%	—	—	—	0.0%
Total	$1,194,609	$408,758	$1,603,367	100.0%	$133,100	$—	$133,100	100.0%

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of June 30, 2018, and December 31, 2017, accounts receivable totaled $466,027 and $488,613, respectively.  For the three months ended June 30, 2018, the Company did not incur material impairment losses with respect to its receivables.

The Company defers revenue from product sales subject to the rebate incentives described under Variable Consideration unless it is probable the rebate will not be earned by the patient, which is based upon historical weight loss metrics gathered in clinical and commercial settings. As of June 30, 2018 and December 31, 2017, the Company deferred $191,400 and $0, respectively, of revenue related to rebate incentives, which is reported in accrued expenses.

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

Based on the application of these standards, stock-based compensation expense for stock-based awards for nonemployees for the three and six months ended June 30, 2018 was $0 and $3,000 and for the three and six months ended June 30, 2017, was $0 and $142,000, respectively. These amounts were allocated to operating expenses follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Selling, general and administrative	$770,034	$595,853	$1,452,263	$2,813,053
Research and development	39,974	23,847	98,097	53,047
Total	$810,008	$619,700	$1,550,360	$2,866,100

As of June 30, 2018 there was approximately $8.5 million of total unrecognized compensation costs, related to employee unvested stock option awards, which are expected to be recognized over a weighted-average period of 2.95 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Risk-free interest rates	2.85%	1.90%-1.98%	2.85%	1.90%-2.34%
Expected life	6.25 years	6.25 years	6.25 years	6.00 years-10.00 years
Expected dividends	0%	0%	0%	0%
Expected volatility	121.52%	90.93%	121.52%	90.93%-131.24%

Option activity under the Plan for the six months ended June 30, 2018 was as follows:

		Outstanding Options

	Shares			Aggregate
	Available For	Number of	Weighted-Average	Intrinsic
	Grant	Shares	Exercise Price	Value
Balance, December 31, 2017	397,635	168,717	$130.20	$—
Options granted	(398,373)	398,373	9.62
Options exercised	—	—	—
Options cancelled	7,064	(7,064)	25.71

Balance, June 30, 2018	6,326	560,026	$49.59	$—

In addition to the stock options granted pursuant to the Plan, the Company from time to time grants options to individuals as an inducement to accepting positions as employees (Inducement Grants).  These Inducement Grants are made at the discretion of the board of directors and are issued outside of the Plan.  Inducement Grant activity is summarized below:

		Outstanding Options

	Shares			Aggregate
	Available For	Number of	Weighted-Average	Intrinsic
	Grant	Shares	Exercise Price	Value
Balance, December 31, 2017	—	86,647	$56.25	$—
Shares reserved	—	—	—
Options granted	—	—	—
Options exercised	—	—	—
Options cancelled	—	(35,460)	30.75

Balance, June 30, 2018	—	51,187	$74.01	$—

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

The offering was comprised of Class A Units, priced at a public offering price of $5.31 per unit, with each unit consisting of one share of common stock and one five-year warrant (each, a "2017 Warrant") to purchase one share of common stock with an exercise price of $5.84 per share, and Class B Units, priced at a public offering price of $1,000 per unit, with each unit comprised of one share of Series A  Preferred Stock (the Preferred Stock), which was convertible into 12.54 shares of common stock, and 2017 Warrants to purchase 12.54 shares of common stock. The conversion price of the Preferred Stock issued in the transaction as well as the exercise price of the 2017 Warrants are fixed priced and do not contain any variable pricing features nor any price based anti-dilutive features apart from customary adjustments for splits and reverse splits of common stock and both have been recorded within Shareholders’ Equity in the condensed consolidated balance sheet.  The Preferred Stock included a beneficial ownership limitation of 4.99%, but had no dividend preference (except to extent dividends are also paid on the common stock), liquidation preference or other preferences over common stock. The securities comprising the units were issued separately in the offering.

On January 23 and January 24, 2017 all shares of Preferred Stock issued in conjunction with the offering were converted by their holders into 157,327 shares of common stock.

August 2017 Issuance of Convertible Preferred Stock and Warrants

On  August 16, 2017, the Company closed a firm commitment underwritten public offering (the “Offering”) of 20,000 units consisting of one share of Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), which were initially convertible into 29 shares of common stock at a conversion price of $34.50 per share, and one seven-year warrant to purchase 29 shares of common stock at an initial exercise price of $34.50 per share, at a public offering price of $1,000 per unit.

The net proceeds received by the Company from the sale of the units was approximately $18.0 million, after deducting underwriting discounts and offering expenses.

The Series B Preferred Stock was determined to not be mandatorily redeemable under ASC 480.  Additionally, the Company identified two embedded features within the Series B Preferred Stock: (1) optional conversion by the holder, and (2) redemption in the event of a fundamental change and the Company determined that neither of these embedded features required bifurcation under ASC 815.  Since the Series B Preferred Stock is only redeemable in an ordinary liquidation, upon the occurrence of a fundamental transaction which is solely within the Company’s control, or in circumstances when all common stockholders are entitled to receive the same form of consideration, the Series B Preferred Stock is presented within permanent equity.

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

As of June 30, 2018, 2,957 shares of the Series B Preferred Stock were outstanding.

On August 16, 2017, the Company also issued warrants to purchase an aggregate of 171,667 shares of common stock to certain parties (each, a “Holder”) to the Securities Purchase Agreement (as amended, the “Purchase Agreement”), dated November 4, 2015, between the Company and the other parties named therein, as consideration for the waiver by each of the Holders of their right to participate in future securities offerings by the Company, which rights were granted pursuant to the Purchase Agreement. These warrants are in substantially the same form, and on the same terms as, the warrants issued to the purchasers of the Series B Preferred Stock.

April 2018 Issuance of Convertible Preferred Stock and Warrants

On April 3, 2018 the Company entered into a securities purchase agreement with an institutional investor providing for the purchase and sale in a registered direct offering of shares of series D convertible preferred stock and a warrant to purchase shares of common stock for a purchase price of $6.0 million less approximately $900,000 in placement agent fees and other offering expenses.

The shares of series D convertible preferred stock were initially convertible into an aggregate of 533,334 shares of common stock at an initial conversion price of $11.25 per share and the warrants have a one-year term and are exercisable for 2,333,334 shares of common stock at an initial exercise price of $11.25 per share. At the April 3, 2018 closing, the Company received net proceeds of approximately $5.1 million after deducting placement agent fees and other offering expenses.

June 9, 2018 Issuance of Common Stock and Warrants

On June 7, 2018, the Company entered into securities purchase agreements with certain institutional and accredited investors for the sale by the Company of 374,572 shares of the Company’s common stock, at a purchase price of $3.92 per share. Concurrently with the offering, the Company also sold unregistered warrants exercisable for an aggregate of 280,929 shares of common stock, which represents 75% of the shares of common stock sold in the registered direct offering, for a purchase price of $0.125 per warrant and with an exercise price of $3.93 per share. Subject to certain ownership limitations, the warrants were exercisable upon issuance. The warrants will expire on the 5.5 year anniversary of the date of issuance.

The offering closed on June 9, 2018. The net proceeds from the transactions received by the Company were approximately $1.3 million after deducting placement agent fees and other transaction expenses.

June 21, 2018 Issuance of Common Stock and Warrants

On June 19, 2018, the Company entered into securities purchase agreements with certain institutional and accredited investors for the sale by the Company of 469,490 shares of the Company’s common stock at a purchase price of $3.07 per share. Concurrently with the offering the Company also sold unregistered warrants exercisable for an aggregate of 469,490 shares of common stock, which represents 100% of the shares of common stock sold in the registered direct offering, for a purchase price of $0.125 per warrant and with an exercise price of $3.08 per share. Subject to certain ownership limitations, the warrants were exercisable upon issuance. The warrants will expire on the 5.5 year anniversary of the date of issuance.

The offering closed on June 21, 2018. The Company used $500,000 of the net proceeds of the offering to redeem 500 of the then currently 5,250 outstanding shares of its series D convertible preferred stock, which the Company agreed to as an inducement to obtain the required consent of the holder of series D convertible preferred stock for the Company to complete the offering. The net proceeds from the transactions received by the Company were approximately $800,000 after deducting the proceeds used for the redemption, placement agent fees and other transaction expenses.

(11)  Warrants

Stock warrant activity for the six months ended June 30, 2018 is as follows:

		Weighted
		Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2017	953,889	52.65
Granted	3,132,777	3.09
Exercised	(105,000)	4.65
Cancelled	(308)	17,955.00
Balance, June 30, 2018	3,981,358	$6.25

(12) Income Taxes

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, was enacted into law in the United States, resulting in significant changes from previous tax law.   We have adopted ASU 2018-05, which allows for the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date since the 2017 Tax Act was passed.  As a result of the 2017 Tax Act, NOLs generated in taxable years ending after December 31, 2017 have an indefinite carryforward period.  The Company continues to evaluate the extent that deductible temporary differences are expected to reverse and generate an indefinite-lived NOL and the related impact on the valuation allowance.  The accounting for the valuation allowance is, therefore, considered to be incomplete due to the forthcoming guidance and the Company’s ongoing analysis of final year-end data and tax positions. There were no adjustments made in the first and second quarter with respect to the estimates made for the 2017 Tax Act.  We also anticipate additional IRS guidance relative to the impacts of the Tax Act will be forthcoming throughout 2018.

We recorded an income tax benefit of $1.2 million and $2.6 million in the three and six months ended June 30, 2018, respectively.  This amount reflects the tax impact of net operating losses generated in first six months of 2018 which have an indefinite carryover period.  A portion of these net operating losses are supported by expected taxable income from the reversal of indefinite life intangibles, such that they are more likely than not to be realized.

(13)  Subsequent Events

July 2018 Financing Transaction

On July 10, 2018, the Company entered into securities purchase agreements with institutional and accredited investors for the sale by the Company of 1,241,382 shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $2.05 per share in a registered direct offering. Concurrently with the registered direct offering, and pursuant to the securities purchase agreements, the Company also sold unregistered warrants exercisable for an aggregate of 1,241,382 shares of common stock, which represents 100% of the shares of common stock sold in the registered direct offering, for a purchase price of $0.125 per warrant and with an exercise price of $2.06 per share. Subject to certain ownership limitations, the warrants are exercisable upon issuance. The warrants will expire on the 5.5-year anniversary of the date of issuance.

The offering closed on July 12, 2018. The net proceeds from the transactions were approximately $2.35 million after deducting placement agent fees and other transaction expenses.

August 2018 Financing Transaction

On August 2, 2018, the Company entered into securities purchase agreements with institutional and accredited investors for the sale by the Company of 1,000,000 shares of the Company’s common stock at a purchase price of $0.60 per share in a registered direct offering. Concurrently with the registered direct offering, and pursuant to the securities purchase agreements, the Company also issued unregistered warrants exercisable for an aggregate of 1,000,000 shares of common stock, which represents 100% of the shares of common stock sold in the registered direct offering with an exercise price of $1.10 per share. Subject to certain ownership limitations, the warrants are exercisable beginning six months after issuance. The warrants will expire on the 5.5-year anniversary of the date of issuance.

The offering closed on August 3, 2018. The net proceeds from the transactions were approximately $550,000 after deducting placement agent fees and other transaction expenses.

Terminated Underwritten Public Offering

On August 10, 2018, the Company announced that the underwriting agreement, dated August 7, 2018 (the “Underwriting Agreement”), between the Company and H.C. Wainwright & Co., LLC (the “Underwriter”), relating to the Company’s previously announced underwritten public offering of shares of the Company’s common stock, was terminated by the Underwriter in accordance with its terms due to Nasdaq’s determination that the offering was not a public offering under the Nasdaq rules, and therefore could not be completed without shareholder approval. As a result of the termination of the Underwriting Agreement, no shares of common stock were issued in the underwritten public offering. As a result of the Company’s announcement of the offering, the conversion price of the Company’s outstanding shares of series B convertible preferred stock and series D convertible preferred stock, and the exercise price of the warrants to purchase common stock issued in connection therewith, was reduced to $0.085 in accordance with their terms. At the close of business on August 10, 2018, and taking into account the conversion by certain holders of shares of the Company’s outstanding series B convertible preferred stock and series D convertible preferred stock into shares of common stock at a conversion price of $0.085 per share, the Company had the following securities outstanding:

•  33,548,621 shares of our common stock;

•  37,376,917 shares of our common stock issuable upon conversion of 3,177.04 shares of series D convertible preferred stock;

•  635,920 shares of our common stock issuable upon conversion of 95,388 shares of series C convertible preferred stock;

•  7,541,177 shares of our common stock issuable upon conversion of 641 shares of series B convertible preferred stock;

•  6,379,636 shares of our common stock issuable upon the exercise of warrants, with exercise prices ranging from $0.085 to $33,000;

•  603,725 shares of common stock issuable upon the exercise of options, with exercise prices ranging from $3.52 to $478,170; and

•  437,880 shares of our common stock reserved for future issuance under our Second Amended and Restated 2003 Stock Incentive Plan.

ITEM  2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Except for the historical information contained herein, the matters discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "could," "intends," "might," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in the "Risk Factors" section included in Item 1A of our Annual Report on Form 10-K filed on April 2, 2018 as updated by those discussed in the “Risk Factors” section included in Part II, Item 1.A of this Quarterly Report on Form 10-Q.

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

On May 22, 2017, we acquired the Gastric Vest System™, which we now refer to as the ReShape Vest, through our acquisition of BarioSurg.  The ReShape Vest System is an investigational, minimally invasive, laparoscopically implanted medical device being studied for weight loss in morbidly obese patients. The device wraps around the stomach, emulating the effect of conventional weight-loss surgery, and is intended to enable gastric volume reduction without permanently changing patient anatomy.  The acquisition was completed under the terms of a merger agreement pursuant to which BarioSurg became a wholly-owned subsidiary of our company.  The aggregate merger consideration we paid for all of the outstanding shares of capital stock and outstanding options of BarioSurg was: (i) 92,000 shares of our common stock, (ii) 1.0 million shares of our newly created conditional convertible preferred stock, which shares converted into 333,333 shares of our common stock upon the post-closing approval of our stockholders in accordance with the Nasdaq Stock Market Rules, and (iii) $2 million in cash.

On October 2, 2017, we acquired ReShape Medical, Inc., a privately-held medical technology company that develops, manufactures and markets the ReShape® Integrated Dual Balloon, which now we refer to as the ReShape Balloon, an FDA-approved, minimally invasive intragastric balloon designed to treat obesity patients with a BMI between 30 and 40, with at least one related comorbidity.  The aggregate merger consideration we paid for all of the outstanding shares of capital stock and securities convertible into shares of capital stock of ReShape Medical was: (i) approximately 160,000 shares of our common stock, (ii) 187,772 shares of newly created series C convertible preferred stock, which shares became convertible into approximately 1.3 million shares of common stock upon the post-closing approval of our stockholders in accordance with the Nasdaq Stock Market Rules, and (iii) approximately $5 million in cash.   The ReShape Balloon provides a new option for individuals who have not succeeded at diet and exercise alone, and do not want or do not qualify for bariatric surgery. Two connected balloons are placed into the stomach during a short, outpatient endoscopic procedure. The balloons remain in the stomach for six months and are then removed endoscopically. During balloon treatment, and for six more months following removal of the balloons, the patient receives access to nutritional counseling and access to exclusive tools to help them achieve their weight loss goals. The ReShape Balloon was approved by the FDA in July of 2015 and has had CE-marking in Europe since 2011.

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

The following financing transactions occurred in 2017 and mid 2018 to fund the Company's operations and acquisitions:

•

On January 23, 2017, we closed an underwritten public offering consisting of units of common stock, convertible preferred stock and warrants to purchase common stock.  Gross proceeds of the offering were $19.0 million, prior to deducting underwriting discounts and commissions and offering expenses of approximately $2.5 million.

•	During 2017, common stock warrants for 37,312 shares of common stock were exercised by warrant holders with proceeds to the Company of $3.3 million.

•

On August 16, 2017, we closed an underwritten public offering consisting of units of Series B Convertible Preferred Stock and warrants to purchase common stock.  Gross proceeds of the offering were $20.0 million, prior to deducting underwriting discounts and commissions and offering expenses of approximately $2.0 million.

•

On April 3, 2018 we closed a registered direct offering of shares of series D convertible preferred stock and warrants to purchase shares of common stock for net proceeds of approximately $5.1 million, after deducting placement agent fees and other offering expenses.

•

On May 24, 2018, we closed a transaction with an institutional investor pursuant to which the investor exercised a portion of its outstanding warrants to purchase common stock in exchange for Company reducing the exercise price of the January 2017 and April 2018 warrants to the closing price of the Company’s common stock on the date of the agreement, raising net proceeds of approximately $0.5 million after deducting placement agent fees and other offering expenses.

•

On June 7, 2018 we closed a registered direct offering of shares of 374,572 shares of common stock and unregistered warrants to purchase shares of common stock for a net proceeds of approximately $1.3 million, after deducting placement agent fees and other offering expenses.

•

On June 19, 2018 we closed a registered direct offering of 469,490 shares of common stock and unregistered warrants to purchase shares of common stock for net proceeds of approximately $800,000, after deducting placement agent fees and other offering expenses, including $500,000 that we used to redeem a portion of our outstanding shares of series D convertible preferred stock.

•

On July 12, 2018 we closed a registered direct offering of 1,241,382 shares common stock and unregistered warrants to purchase shares of common stock for net proceeds of approximately $2.35 million, after deducting placement agent fees and other offering expenses.

•

On August 3, 2018, we closed a registered direct offering of 1,000,000 shares of common stock and unregistered warrants to purchase shares of common stock for net proceeds of approximately $550,000, after deducting placement agent fees and other offering expenses.

We currently are not generating revenue from operations that is significant relative to our level of operating expenses, and we do not anticipate generating revenue sufficient to offset operating costs in the short-term to mid-term. We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. Our history of operating losses, limited cash resources and lack of certainty regarding obtaining significant third-party reimbursement for ReShape vBloc or timing thereof, raise substantial doubt about our ability to continue as a going concern absent a strengthening of our cash position. As of June 30, 2018, we had $1.9 million of cash and cash equivalents to fund our operations. This cash balance was supplemented with approximately $2.9 million from registered direct offerings of securities that closed on July 12, 2018 and August 3, 2018 (see Note 13 – Subsequent Events).

Our anticipated operations include plans to (i) continue development of the ReShape Vest, (ii) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third party sales and licensing opportunities, and (iii) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. We believe that we have the flexibility to manage the growth of our expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.   However, we will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing in addition to the proceeds from this offering to support our operations.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

Sales Revenue.   Sales were $653,000 for the three months ended June 30, 2018 compared with $93,000 for the three months ended June 30, 2017.  The increase in sales revenue was primarily due to $634,000 of ReShape Balloon sales resulting from the acquisition of ReShape Medical in October of 2017.  Partially offsetting this increase, sales of ReShape vBloc decreased from eight units in the second quarter of 2017 to none during the second quarter of 2018.

Cost of Revenue. Cost of revenue was $635,000 for the three months ended June 30, 2018, compared to $54,000 for the three months ended June 30, 2017. The increase was due to the acquisition of the Reshape Balloon business in October 2017 and the related increased sales.    The Company's gross margin percentage was 2.8% for the three months ended June 30, 2018 as compared to 41.5% in the prior year period due to the lower margins earned on balloons than on vBloc unit sales in the prior year.  Low margins in the current year was the result of significant discounting on ReShape Balloon sales during the first six months of 2018.

Selling,  General and Administrative Expenses.  Selling, general and administrative expenses were $6.7 million for the three months ended June 30, 2018 compared with $5.6 million for the three months ended June 30, 2017. The $1.2 million or 20.7% increase was the result of a $595,000 increase in payroll-related expenses due to higher headcount related to the acquisition of Reshape Medical, a $190,000 legal accrual, a $175,000 increase in stock based compensation expense, an increase of $674,000 from amortization of intangible assets recorded with the 2017 acquisitions of BarioSurg, Inc. and ReShape Medical, Inc., an increase of $494,000 for supplies, and an increase of $214,000 in occupancy, communications, and shipping expenses.  Partially offsetting the increases were decreases of $1 million for legal, marketing, accounting, advertising and other professional services, $183,000 in production overhead allocation, and $61,000 in severance costs.

Research and Development Expenses.  Research and development expenses increased to $2.4 million for the three months ended June 30, 2018 from $1.4 million for the three months ended June 30, 2017. The increase of $1.1 million, or 80.4%, was driven by approximately $430,000 of headcount related expenses related to increased staffing related to the 2017 acquisitions, $450,000 in professional fees related to continued product development activities, and $160,000 for supply costs related to product development.

Goodwill Impairment.  Based on an impairment analysis of our goodwill and intangible assets performed during the quarter ended June 30, 2018, we have recorded an impairment loss of $27.2 million for the three and six months ended June 30, 2018, eliminating all goodwill balances related to the two acquisitions completed in 2017.  There was no impairment charge recorded relative to the definite and indefinite lived intangible assets.

Comparison of the Six Months Ended June 30, 2018 and 2017

Sales Revenue.   Sales were $1.6 million for the six months ended June 30, 2018 compared with $133,000 for the six months ended June 30, 2017.  The increase in sales revenue was due to $1.4 million of ReShape Balloon sales resulting from the acquisition of ReShape Medical in October of 2017.  In addition, sales of ReShape vBloc units decreased from fourteen units during the first six months of 2017 to nine units during the first six months of 2018.

Cost of Revenue. Cost of revenue was $1.5 million for the six months ended June 30, 2018, compared to $84,000 for the six months ended June 30, 2017. The increase was due to the acquisition of the Reshape Balloon business in October 2017 and the related increased sales.    The Company's gross margin percentage was 8.7% for the six months ended June 30, 2018 as compared to 36.9% in the prior year period due to the lower margins earned on ReShape Balloon than on vBloc unit sales. Low margins in the current year was the result of significant discounting on ReShape Balloon sales during 2018.

Selling,  General and Administrative Expenses.  Selling, general and administrative expenses were $16.8 million for the six months ended June 30, 2018 compared with $11.5 million and for the six months ended June 30, 2017. The $5.3 million or 45.8% increase included a $2.3 million increase in payroll-related expenses, including approximately $423,000 in severance costs related to the reduction in workforce initiated in March 2018.  These payroll-related increases were partially offset by approximately $1.4 million in non-cash stock compensation expense, and a $300,000 decrease in legal, marketing, accounting, advertising and other professional services.  Other increases during the second quarter of 2018 included (a) a $1.3 million increase related to the recording of a reserve for excess ReShape vBloc inventory components, (b) an increase of $1.4 million from amortization of intangible assets recorded with the 2017 acquisitions of BarioSurg, Inc. and ReShape Medical, Inc., (c) an increase of $770,000 for supplies, (d) an increase of $559,000 in occupancy, communications, and shipping expenses, (e) an accrual for legal expenses of $190,000 and (f) an increase of $301,000 in travel expenses.

Research and Development Expenses.  Research and development expenses increased to $5.1 million for the six months ended June 30, 2018 from $2.5 million for the six months ended June 30, 2017. The increase of $2.6 million, or 107%, was driven by approximately $866,000 of headcount costs related to the acquisitions in 2017 of ReShape Medical, $363,000 of expenses related to the 57 ReShape vBloc units implanted in the first six months of 2018 for the vBloc Now program and $943,000 in professional fees related to continued product development activities, including the ReShape Vest, as well as $765,000 related to the clinical trial activity primarily on the ReShape Vest.

Goodwill Impairment.  Based on an impairment analysis of our goodwill and intangible assets performed during the quarter ended June 30, 2018, we have recorded an impairment loss of $27.2 million for the three and six months ended June 30, 2018, eliminating all goodwill balances related to the two acquisitions completed in 2017.  There was no impairment charge recorded relative to the definite and indefinite lived intangible assets.

Liquidity and Capital Resources

As of June 30, 2018, we had $1.9 million in cash bank deposits.  While we had no short-term money market funds or other investments at June 30, 2018, we periodically invest in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Periodically, we invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.

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

On April 3, 2018, we closed a registered direct offering of shares of series D convertible preferred stock and warrants to purchase shares of common stock with proceeds of approximately $5.1 million, after deducting placement agent fees and other offering expenses.   On May 24, 2018, we closed a transaction with an institutional investor pursuant to which the investor exercised all of its outstanding warrants to purchase common stock in exchange for Company reducing the exercise price of the January 2017 and April 2018 warrants to the closing price of the Company’s common stock on the date of the agreement, raising net proceeds of approximately $0.5 million after deducting placement agent fees and other offering expenses.  On June 7, 2018 we closed a registered direct offering of shares of 374,572 shares of common stock and unregistered warrants to purchase shares of common stock for a net proceeds of approximately $1.3 million, after deducting placement agent fees and other offering expenses. On June 19, 2018 we closed a registered direct offering of 469,490 shares of common stock and unregistered warrants to purchase shares of common stock for net proceeds of approximately $800,000, after deducting placement agent fees and other offering expenses, including $500,000 that we used to redeem a portion of our outstanding shares of series D convertible preferred stock. On July 12, 2018 we closed a registered direct offering of 1,241,385 shares common stock and unregistered warrants to purchase shares of common stock for net proceeds of approximately $2.35 million, after deducting placement agent fees and other offering expenses.

On August 3, 2018, we closed a registered direct offering of 1,000,000 shares of common stock and unregistered warrants to purchase shares of common stock for net proceeds of approximately $550,000, after deducting placement agent fees and other offering expenses.

Our anticipated operations include plans to (i) expand the controlled commercial launch of vBloc Therapy, delivered via the vBloc System, (ii) continue development of the Gastric Vest,  (iii) seek opportunities to leverage the Company's intellectual property portfolio and custom development services to provide third party sales and licensing opportunities, and (iv) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. We believe that we have the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.   However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing to support its operations.

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

Net Cash Used in Operating Activities

Net cash used by operating activities was $15.8 million during the six months ended June 30, 2018 and net cash used by operating activities was $10.1 million for the same period in 2017.  The increase in cash usage of $5.7 million was primarily due higher research and development and SG&A spending.

Net Cash Used in Investing Activities

Net cash used in investing activities was $7,027 and $1.9 million for the six months ended June 30, 2018 and 2017, primarily due to the BarioSurg acquisition last year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $7.5 million and $19.8 million for the six months ended June 30, 2018 and 2017, respectively. Net cash provided by financing activities for the six months ended June 30, 2018 was due to $8.9 million in gross proceeds from the issuance equity securities during the second quarter of 2018 related to proceeds from sales of common stock and warrants, exercises of warrants and conversions of preferred stock, as well as sales of convertible preferred stock, partially offset by financing costs of $1.4 million.  Net cash provided by financing activities for the six months ended June 30, 2017 was due to $19.0 million in gross proceeds from the issuance equity securities on January 23, 2017, along with $3.3 million in proceeds from the exercise of common stock warrants.  Partially offsetting these 2017 amounts were $2.5 million of expenses related to the equity offerings.

Operating Capital and Capital Expenditure Requirements

For the six months ended June 30, 2018 and 2017, we recognized $1.6 million and $133,000 in revenue, respectively. We anticipate that we will continue to incur net losses for the next several years as we develop our products, commercialize our products, develop the corporate infrastructure required to sell our products, operate as a publicly-traded company and pursue additional applications for our technology platform.

We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. On January 23, 2017, we received $19.0 million in gross proceeds, prior to deducting offering expenses of $2.5 million, at the closing of an underwritten public offering of units consisting of common stock, convertible preferred stock and common stock warrants in order to fund our operations.  On August 16, 2017, the Company closed an underwritten public offering consisting of units of Series B Convertible Preferred Stock and warrants to purchase common stock.  Gross proceeds of the offering were $20.0 million, prior to deducting underwriting discounts and commissions and offering expenses of approximately $2.0 million.  During the six months ended June 30, 2018, we received approximately $8.9 million of proceeds through sales of common stock and warrants, sale of convertible preferred stock, and proceeds from exercise of warrants.

As of June 30, 2018, the Company had $1.9 million of cash and cash equivalents to fund its operations. This cash balance included proceeds from the financing transactions detailed herein and approximately $1.6 million of revenue year to date from sales of the ReShape vBloc and Reshape Dual Balloon products.

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

During the six months ended June 30, 2018 there were no material changes to our significant accounting policies which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

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

In February 2016 FASB issued ASU No. 2016-02 Leases (Topic 842) that changes the recognition of lease assets and lease liabilities by lessees for those leases classified as operating lease. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity. Early adoption is permitted. Management is evaluating the standard's impact on the consolidated financial statements.

In March 2016, FASB issued Improvements to Employee Share-Based Payment Accounting, ASU No. 2016-09, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, the estimation of forfeitures, shares withheld for taxes and classification of shares withheld for taxes on the statement of cash flows. As part of the adoption of this guidance the Company has elected to account for forfeitures of share-based awards as they occur.  The Company prospectively adopted ASU 2016-09 as required on January 1, 2017 and the adoption did not have a material effect on its consolidated financial statements.

In January 2017 FASB issued ASU No. 2017-04 Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. Under the amendments in this update an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments in this Update are required for public business entities in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the standard during the second quarter of 2018. Please refer to Note 4 – Goodwill and Other Intangible Assets for further discussion.

In March 2018, FASB issued ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.  The ASU updates the income tax accounting in U.S. GAAP to reflect the SEC interpretive guidance released on December 22, 2017, when the legislation referred to as the Tax Cuts and Jobs Act (the "2017 Tax Act") was signed into law.  We have adopted this ASU, as further discussed in Note 12 – Income Taxes.

There have been no other significant changes in recent accounting pronouncements during the six months ended June 30, 2018 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM  3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash and cash equivalents. As of June 30, 2018, we had $1.9 million in cash and cash equivalents. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

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

Based on their evaluation as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2018 due to the material weakness in internal control over financial reporting related to the design of internal controls over accounting for acquisition-related deferred income taxes.

Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the consolidated financial statements and other financial information included in our annual and quarterly filings fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Material Weakness Remediation Activities

To remediate the material weakness in our internal control over financial reporting described above, we have engaged our external income tax service provider to specifically analyze deferred income tax attributes of acquisitions and other significant transactions and to perform such analysis as promptly as possible after such transactions.  In addition, we have engaged our external income tax service provider to analyze our deferred income tax assets and liabilities as of June 30, 2018.  Once these processes have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated and our internal controls over financial reporting are effective, we will consider this material weakness fully addressed.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 28, 2017, the Company received a class action and derivative complaint filed on February 24, 2017 in U. S. District Court for the District of Delaware by Vinh Du, one of the Company’s shareholders. The complaint names as defendants ReShape Lifesciences, the board of directors and four members of our senior management, namely, Scott Youngstrom, Nick Ansari, Peter DeLange and Paul Hickey, and contains a purported class action claim for breach of fiduciary duty against the board of directors and derivative claims for breach of fiduciary duty against the board of directors and unjust enrichment against our senior management.  The allegations in the complaint relate to the increase in the number of shares authorized for grant under our Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”), which was approved by our shareholders at the Special Meeting of Shareholders held on December 12, 2016 (the “Special Meeting”), and to our subsequent grant of stock options on February 8, 2017, to the Company’s Directors and senior management to purchase an aggregate of 1,093,450 shares of our common stock (the “Option Grants”).  In the complaint, the plaintiff contends that (i) the number of shares authorized for grant under the Plan, as adjusted by the board of directors after the Special Meeting for the subsequent recapitalization of the Company, resulted from an alleged breach of fiduciary duties by the board of directors, and (ii) our senior management was allegedly unjustly enriched by the subsequent Option Grants.  The plaintiff seeks relief in the form of an order rescinding the Plan as approved by the shareholders at the Special Meeting, an order cancelling the Option Grants, and an award to plaintiff for his costs, including fees and disbursements of attorneys, experts and accountants.  On April 17, 2017, we filed a motion to dismiss the complaint based on the plaintiff’s failure to satisfy Delaware’s demand requirement for a derivative action and failure to state a valid claim.  The court denied the motion to dismiss on November 30, 2017.  While the Company continues to believe that the allegations in the complaint are without merit, the parties are currently negotiating the terms of a settlement of this matter.  During the quarter ended June 30, 2018, the Company has recorded an accrued liability and legal expense for $190,000 representing a probable and currently estimable settlement amount for this matter.

On April 20, 2017, Fulfillium, Inc. filed a Complaint against ReShape Medical, Inc. (which the Company acquired in October 2017 and is now a wholly-owned subsidiary of the Company) in the United States District Court for the District of Delaware, which alleged misappropriation of trade secrets and infringement of two United States Patents.  On July 28, 2017, ReShape Medical moved to dismiss both the misappropriation of trade secret claim and the claims of patent infringement, and to transfer the litigation to the United States District Court for the Central District of California.  On October 16, 2017, the Court granted ReShape Medical’s motion to dismiss the trade secret and willful infringement claims, and ordered the case transferred to the United States District Court for the Central District of California.  Fulfillium  twice amended its Complaint, and ReShape Medical filed amended Answers. On June 4, 2018, ReShape Medical filed a motion to dismiss the patent infringement claims for lack of standing, which the Court granted on July 5, 2018.  On August 10, 2018, the Court dismissed without prejudice the trade secret claims for lack of subject matter jurisdiction and terminated the case. On July 20, 2018, Fulfillium filed a new Complaint against ReShape Medical LLC and ReShape Lifesciences, Inc. in the Central District of California asserting infringement of three U.S. patents; a response is due on August 15, 2018.  On April 20, 2018, ReShape Medical filed Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office to have all claims of both of the originally asserted Fulfillium patents canceled as unpatentable over various combinations of prior art. The Company intends to vigorously defend itself against Fulfillium, Inc.’s claims.  We currently are unable to estimate a loss or range of loss for this matter.

On July 12, 2018, Alpha Capital Anstalt (“Alpha”) filed a lawsuit against the Company in the United States District Court for the Southern District of New York.  In August 2017, Alpha acquired shares of the Company’s series B convertible preferred stock and warrants to purchase shares of the Company’s common stock in an underwritten public offering. Pursuant to the terms of the series B convertible preferred stock and warrants, the conversion price of the series B convertible preferred stock and exercise price of the warrants was subject to adjustment in the case of, among other things, dilutive issuances of securities by the Company. The Complaint alleges breach of contract and seeks declaratory relief, damages of not less than approximately $3.6 million (less the proceeds of actual sales of the Company’s common stock made by Alpha) and attorneys’ fees, claiming that the Company should have adjusted the conversion price of the series B convertible preferred stock and exercise price of the warrants to not less than $3.00 per share, rather than the $11.25 per share to which the Company actually adjusted such conversion price and exercise price, in connection with its registered direct offering of series D convertible preferred stock and warrants to purchase common stock that it completed and announced in April 2018. The Company believes the claims alleged are without merit and intends to vigorously protect and defend itself. However, we are currently unable to estimate a loss or range of loss for this matter.

 On July 26, 2018, Iroquois Capital Investment Group, LLC and Iroquois Master Fund, Ltd. filed a lawsuit against the Company in the United States District Court for the Southern District of New York, which Complaint makes substantially the same claims and seeks substantially the same relief as Alpha’s Complaint described above, except that Iroquois claims that the conversion price of the series D convertible preferred stock and exercise price of the warrants should have been adjusted to $1.35 per share, and Iroquois is claiming damages estimated to exceed $5 million. The Company believes the claims alleged are without merit and intends to vigorously protect and defend itself. However, we are currently unable to estimate a loss or range of loss for this matter.

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

We currently are not generating revenue from operations that is significant relative to our level of operating expenses, and we do not anticipate generating revenue sufficient to offset operating costs in the short-term to mid-term. We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. Our history of operating losses, limited cash resources and lack of certainty regarding obtaining significant third-party reimbursement for our products or timing thereof, raise substantial doubt about our ability to continue as a going concern absent a strengthening of our cash position. As of June 30, 2018, we had $1.9 million of cash and cash equivalents.  On April 3, 2018, we completed a registered direct offering of shares of series D convertible preferred stock and a warrant to purchase shares of common stock resulting in net proceeds of approximately $5.1 million. In addition, from June 12, 2018 through August 3, 2018 we completed four registered direct offering of shares of the Company’s common stock and warrants to purchase shares of common stock resulting in net proceeds of approximately $4.6 million. We expect our current cash and cash equivalents to fund our operations through September 2018.

Our anticipated operations include plans to (i) expand the controlled commercial launch of ReShape vBloc Therapy, delivered via ReShape vBloc, (ii) continue development of the ReShape Vest, (iii) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third party sales and licensing opportunities, and (iv) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. We believe that we have the flexibility to manage the growth of our expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.   However, we will ultimately need to achieve

sufficient revenues from product sales and obtain additional debt or equity financing in addition to the proceeds from this offering to support our operations.

During the second quarter of 2018 we were required to record a non-cash goodwill impairment loss, which significantly impacted our results of operations, and we may be exposed to additional impairment losses that could be material.

We conduct our annual goodwill impairment analysis for our businesses during the fourth quarter of each year or when circumstances suggest that an indicator for impairment may be present.  Subsequent to the Company’s registered direct securities offering on April 3, 2018, the price of the Company’s common stock declined significantly and, given the decline which indicated a potential impairment of some or all of the Company’s goodwill, requiring the Company to perform an impairment analysis that included valuing all the tangible and intangible assets of the business.  We performed an impairment analysis during the second quarter of 2018 resulting in a write-off of our goodwill of approximately $27.2 million which had a material adverse effect on our results of operations. In the future, we may have additional indicators of potential impairment requiring us to record an impairment loss, which could also have a material adverse effect on our results of operations.

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

As of August 10, 2018, we had outstanding 33,548,621 shares of common stock. In addition, as of that date we had outstanding warrants to acquire 6,379,636 shares of common stock, options to acquire 603,725 shares of common stock and shares of convertible preferred stock convertible into an aggregate of 45,554,014 shares of common stock. The issuance of shares of common stock upon the exercise of warrants or options or conversion of preferred stock would dilute the percentage ownership interest of all stockholders, might dilute the book value per share of our common stock and would increase the number of our publicly traded shares, which could depress the market price of our common stock.

In addition, a substantial number of our outstanding warrants and shares of convertible preferred stock contain so-called full-ratchet anti-dilution provisions which, subject to limited exceptions, would reduce the exercise price of the warrants (but not increase the number of shares issuable) and reduce the conversion price of the convertible preferred stock (and increase the number of shares issuable) in the event that we in the future issue common stock, or securities convertible into or exercisable to purchase common stock, at a lower price per share, to such lower price. Of our outstanding warrants as of August 10, 2018, warrants exercisable to purchase 3,042,892 shares of common stock contained a full-ratchet anti-dilution provision, and shares of convertible preferred stock convertible into 44,918,094 shares of common stock at a conversion price of $0.085 per share contained a full-ratchet anti-dilution provision. These anti-dilution provisions were triggered in connection several tranches of financings during June, July, and August 2018 with our registered direct offerings and the announcement of our underwritten public offering of shares of common stock on August 7, 2018 at a public offering price of $0.085 that was terminated on August 10, 2018, resulting in the exercise and conversion prices at August 10, 2018 to be adjusted to $0.085. These full ratchet anti-dilution provisions would be further triggered by the future issuances by us of shares of our common stock or common stock equivalents at a price per share below the then-exercise price of the warrants and the then-conversion price of the convertible preferred stock, subject to limited exceptions.

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

The U.S. Food and Drug Administration (FDA) has published an announcement to alert health care providers of unanticipated deaths involving the ReShape Balloon, which may substantially harm our business and our ability to continue to commercialize the ReShape Balloon in the United States.

On August 10, 2017, the FDA published an announcement to alert health care providers of five reports of unanticipated deaths that occurred within one month of the placement of an intragastric balloon, one of which involved the ReShape Balloon. The announcement indicated that the root cause or incidence of patient death in these cases had not been found and the FDA was not able to definitively attribute the deaths to the balloon devices or their respective insertion procedures.  The announcement also indicated that the FDA had received an additional report of a death related to potential complications associated with an esophageal perforation related to the ReShape Balloon. On June 4, 2018, the FDA published an update to that announcement and identified an additional five reports of unanticipated deaths in patients with liquid-filled intragastric balloons since the August 10, 2017 announcement, one of which related to a patient implanted with a ReShape Balloon. Since 2016, the FDA has received reports of a total of 12 deaths that occurred in patients with liquid-filled intragastric balloon systems worldwide. Seven of these 12 deaths were patients in the U.S., three of which were with the ReShape Balloon. Seventy-nine serious adverse events have been reported to the FDA’s MAUDE database.

If these adverse events occur more frequently or other serious adverse effects are detected in liquid-filled intragastric balloons, the ReShape Balloon product may be subject to adverse FDA action or additional communications from the FDA, which could harm our business. The FDA has required labeling changes for ReShape Balloon and in the future, could require additional labeling changes or could change its approval, or, could withdraw its approval or take other actions.  In addition, we believe that the FDA announcement has negatively impacted, and may continue to negatively impact, our sales of the ReShape Balloon, which could have an adverse effect on our business, results of operations, liquidity and financial condition.

The FDA declared our response letter regarding a recently issued Form 483 inadequate to correct the cited deficiencies. If our subsequent response letter is not accepted, we may be subject to a warning letter or other FDA enforcement action.

In December 2017, following an inspection of our St. Paul, Minnesota facility, the FDA issued us a Form 483. The Form 483 identified seven observations in relation to the ReShape vBloc Therapy, many of which related to improper or deficient quality and/or safety procedures, including, but not limited to: (i) failure to adequately validate the silicone over-molding of the lead electrode; (ii) manufacture of printed circuit boards (PCBs) using a non-validated process that resulted in the PCBs being assembled into finished devices, 20 of which were distributed (6 of the 20 were implanted in patients, and 14 were recalled); (iii) failure to properly document root causes, correction, corrective action, and acknowledgement by supplier in connection with a CAPA procedure; (iv) incomplete risk analysis, which was not updated in connection with the PCB malfunctions; and (v) failure to submit MDRs to FDA within the required timeline (MDRs are mandatory when manufacturers and importers become aware of information that reasonably suggests that one of their marketed devices may have caused or contributed to a death or serious injury or has malfunctioned and the malfunction of the device or a similar device that they market would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. Manufacturers must send reports of such deaths, serious injuries and malfunctions to the FDA.).

We submitted a Response Letter to FDA to address and identify a plan of correction for the cited deficiencies. On June 13, 2018, we received a letter from FDA notifying us that our responses in our Response Letter were inadequate and that the vBloc was, as a result, adulterated. FDA provided 30 days for us to correct the remaining violations. Our failure to adequately do so could result in a number of serious enforcement actions, including:

• warning letters, fines, injunctions, consent decrees and civil penalties;

• unanticipated expenditures, repair, replacement, refunds, recall or seizure of our products;

• operating restrictions, partial suspension or total shutdown of production, and prohibition on further sales of our product;

• the FDA’s refusal of our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;

• the FDA’s refusal to issue certificates to foreign governments needed to export products for sale in other countries;

• withdrawing 510(k) clearance or premarket approvals that have already been granted; and

• criminal prosecution.

We may be subject to fines, restrictions or prohibitions on sales, or other penalties for failure to maintain licenses in certain states.

Certain of our licenses in states in which we currently conduct our business (including Arizona, Alabama, South Carolina, Iowa, and Louisiana) are expired, and we may not maintain required licenses in every state in which we conduct business. As a result, we could be subject to fines, restrictions or prohibitions on its sales, or other penalties under applicable state laws, which could adversely affect our business and results of operations.

ITEM  2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Other than as previously reported in our Current Reports on Form 8-K filed on June 8, 2018 and June 21, 2018, during the period covered by this report, we did not sell any securities which were not registered under the Securities Act of 1933, as amended.

Uses of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities

None.

ITEM  3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5.       OTHER INFORMATION

None.

ITEM  6.       EXHIBITS

Exhibit Numbers	Description of Document

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

3.2

Certificate of Amendment to Sixth Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2018)

4.1

Form of Common Stock Purchase Warrant issued by ReShape Lifesciences Inc. on April 3, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2018).

4.2

Form of Common Stock Purchase Warrant issued in connection with Securities Purchase Agreement dated June 7, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018)

4.3

Form of Placement Agent Warrant issued in connection with Securities Purchase Agreement dated June 7, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018)

4.4

Form of Common Stock Purchase Warrant issued in connection with Securities Purchase Agreement dated June 19, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2018)

4.5

Form of Placement Agent Warrant issued in connection with Securities Purchase Agreement dated June 19, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2018)

10.1

Form of Securities Purchase Agreement, dated April 2, 2018, by and between ReShape Lifesciences Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2018).

10.2

Form of letter agreement, dated May 24, 2018, between ReShape Lifesciences Inc. and the holder named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2018)

10.3

Second Amended and Restated 2003 Stock Incentive Plan, as amended on May 23, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2018)

10.4

Form of Securities Purchase Agreement, dated June 7, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018)

Exhibit Numbers	Description of Document
10.5

Form of Securities Purchase Agreement, dated June 19, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2018)

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

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: August 20, 2018