Form 10-Q
period 2018-09-30
ReShape Lifesciences Inc.
filed 2018-11-14
CIK 1371217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 8, 2018, 955,889  shares of the registrant’s Common Stock were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$472,873	$10,163,208
Accounts receivable (net of allowance for bad debts of $228,165 and $155,872 at September 30, 2018 and December 31, 2017)	532,095	488,613
Inventory	1,057,753	2,817,112
Prepaid expenses and other current assets	601,115	467,783
Total current assets	2,663,836	13,936,716
Property and equipment, net	181,192	438,621
Goodwill	—	27,186,620
Other intangible assets, net	44,127,057	46,152,577
Other assets	81,757	990,015
Total assets	$47,053,842	$88,704,549
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,427,824	$1,088,271
Accrued expenses	4,408,655	5,955,518
Total current liabilities	8,836,479	7,043,789

Deferred income taxes	2,168,761	5,292,291
Common stock warrant liability	74	1,600
Total liabilities	11,005,314	12,337,680
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized:
Series B convertible preferred stock, $0.01 par value; 20,000 shares issued and 159 and 6,055 shares outstanding at September 30, 2018 and December 31, 2017, respectively	2	61
Series C convertible preferred stock, $0.01 par value; 187,772 shares issued and 95,388 shares outstanding at September 30, 2018 and December 31, 2017	954	954
Series D convertible preferred stock, $0.01 par value; 6,000 shares issued and 537 and zero shares outstanding at September 30, 2018 and December 31, 2017	5	—
Common stock, $0.01 par value; 275,000,000 shares authorized at September 30, 2018 and December 31, 2017; 599,525 and 14,742 shares issued and outstanding at September 30, 2018 and December 31, 2017	5,995	147
Additional paid-in capital	428,263,550	411,125,061
Accumulated deficit	(392,221,978)	(334,759,354)
Total stockholders’ equity	36,048,528	76,366,869
Total liabilities and stockholders’ equity	$47,053,842	$88,704,549

See accompanying notes to condensed consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product sales	$335,949	$110,020	$1,910,934	$243,120
Service and other revenue	14,287	250,000	42,669	250,000
Total revenue	350,236	360,020	1,953,603	493,120

Cost of revenue	263,928	214,511	1,727,659	298,506
Gross profit	86,308	145,509	225,944	194,614
Operating expenses:
Selling, general and administrative	6,378,056	4,595,538	23,134,131	16,085,311
Research and development	1,252,242	1,109,641	6,379,098	3,586,129
Goodwill impairment	—	—	27,186,620	—
Total operating expenses	7,630,298	5,705,179	56,699,849	19,671,440
Operating loss	(7,543,990)	(5,559,670)	(56,473,905)	(19,476,826)
Other income (expense):
Interest income	217	—	891	100
Interest expense	1,233	—	(1,502)	—
Warrants expense	—	(4,438,149)	—	(4,438,149)
Change in value of warrant liability	—	5,047	1,494	(283,688)
Other, net	7,085	(904)	(137,331)	(2,102)
Loss before income taxes	(7,535,455)	(9,993,676)	(56,610,353)	(24,200,665)

Income tax benefit	531,057	—	3,121,670	—
Net loss	$(7,004,398)	$(9,993,676)	$(53,488,683)	$(24,200,665)
Adjustment for convertible preferred stock and warrants	(132,151)	—	(3,973,941)	—
Net loss attributable to common shareholders	(7,136,549)	(9,993,676)	(57,462,624)	(24,200,665)
Net loss per share—basic and diluted	$(27.46)	$(2,215.89)	$(582.45)	$(6,696.37)
Shares used to compute basic and diluted net loss per share	259,912	4,510	98,657	3,614

See accompanying notes to condensed consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(53,488,683)	$(24,200,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	264,456	113,831
Deferred income taxes	(3,123,530)	—
Stock-based compensation	2,306,853	3,483,451
Warrants issued to former holders of convertible notes	—	4,438,149
Impairment of goodwill	27,186,620	—
Amortization of intangible assets	2,025,521	44,777
Change in value of warrant liability	(1,526)	283,688
Warrant inducement expense	146,245	—
Change in operating assets and liabilities:
Accounts receivable	(43,482)	(189,365)
Inventory	1,759,359	(257,157)
Prepaid expenses and other current assets	(133,332)	224,151
Other assets	908,258	443,033
Accounts payable	3,339,553	(788,186)
Accrued expenses	(1,546,834)	675,829
Net cash used in operating activities	(20,400,522)	(15,728,464)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(1,848,720)
Purchases of property and equipment	(7,027)	(108,625)
Net cash used in investing activities	(7,027)	(1,957,345)
Cash flows from financing activities:
Proceeds from warrants exercised	501,836	3,334,176
Proceeds from sale of common stock and warrants for purchase of common stock	6,735,662	6,468,148
Proceeds from sale of convertible preferred stock	6,000,000	32,531,000
Preferred stock redemption in financing transaction	(500,000)	—
Common and preferred stock financing costs	(2,020,284)	(4,525,005)
Net cash provided by financing activities	10,717,214	37,808,319
Net (decrease) increase in cash and cash equivalents	(9,690,335)	20,122,510
Cash and cash equivalents:
Beginning of period	10,163,208	3,310,787
End of period	$472,873	$23,433,297
Noncash investing and financing activities:
Issuance of convertible preferred shares and common shares for acquisitions	$—	$26,258,963
Conversion of convertible preferred shares to common stock	$10,858,735	$21,528,000

See accompanying notes to condensed consolidated financial statements.

ReShape Lifesciences Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)  Summary of Significant Accounting Policies

Description of Business

ReShape Lifesciences Inc. (the Company) is focused on the design, development and commercialization of transformative technologies to treat obesity and metabolic diseases. Our growing and differentiated product portfolio is utilized by bariatric surgeons, general surgeons, and gastroenterologists. We believe obesity is a global epidemic and that the majority of patients need treatment options that are anatomy friendly and provide for weight loss and comorbidity improvements along with long-term, ongoing obesity support and prevention.

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

After the close of market on June 1, 2018, the Company effected a 1-for-15 reverse split of the Company’s outstanding common stock (the “June Reverse Stock Split”). As a result of the June Reverse Stock Split, each 15 shares of issued and outstanding common stock and equivalents was converted into one share of common stock. Any fractional shares of common stock resulting from the June Reverse Stock Split were rounded up to the nearest whole share. As a result of the June Reverse Stock Split, proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion, and the per share exercise or conversion price, of the Company’s outstanding warrants, stock options and convertible preferred stock, in each case in accordance with their terms. The June Reverse Stock Split did not reduce the number of authorized shares of common stock and preferred stock of the Company. Therefore, the effect of the June Reverse Stock Split was to increase the number of shares of common stock and preferred stock available for issuance relative to the number of shares issued and outstanding. The June Reverse Stock Split did not alter the par value of the common stock or preferred stock or modify any voting rights or other terms of the common stock or any series of preferred stock.

After the close of market on November 7, 2018, the Company effected a 1-for-140 reverse split of the Company’s outstanding common stock (the “November Reverse Stock Split”). As a result of the November Reverse Stock Split, each 140 shares of issued and outstanding common stock and equivalents was converted into one share of common stock. Any fractional shares of common stock resulting from the November Reverse Stock Split were rounded up to the nearest whole share. As a result of the November Reverse Stock Split, proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion, and the per share exercise or conversion price, of the Company’s outstanding warrants, stock options and convertible preferred stock, in each case in accordance with their terms. The November Reverse Stock Split did not reduce the number of authorized shares of common stock and preferred stock of the Company. Therefore, the effect of the November Reverse Stock Split was to increase the number of shares of common stock and preferred stock available for issuance relative to the number of shares issued and outstanding. The November Reverse Stock Split did not alter the par value of the common stock or preferred stock or modify any voting rights or other terms of the common stock or any series of preferred stock.

All share and per-share amounts have been retroactively adjusted to reflect both the June Reverse Stock Split and the November Reverse Stock Split for all periods presented herein.

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

The Company recorded $27.2 million for goodwill impairment losses during the quarter ended June 30, 2018.  See Note 4 for additional information.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance for deferred income tax assets is recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company has provided a full valuation allowance against the net deferred tax assets, excluding indefinite-lived deferred tax assets and liabilities, as of September 30, 2018 and December 31, 2017. The Company’s policy is to classify interest and penalties related to income taxes as income tax expense in the condensed consolidated statements of operations.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. There was no difference from reported net loss for the three and nine months ended September 30, 2018 and 2017.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30,
	2018	2017
Stock options outstanding	4,177	634
Common shares underlying convertible preferred stock	115,061	4,661
Warrants to purchase common stock	94,875	6,814

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

In February 2016 FASB issued ASU No. 2016-02 Leases (Topic 842) that changes the recognition of lease assets and lease liabilities by lessees for those leases classified as operating lease. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity. The Company intends to adopt the standard as required January 1, 2019 using the modified retrospective method and, in so doing, expects to record operating lease right-of-use assets and liabilities on its consolidated balance sheet on the date of adoption.  The Company expects that the impact on its consolidated statement of operations will be immaterial with respect to its current lease obligations.

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

On August 17, 2018, the Securities and Exchange Commission (SEC) issued a final rule 22 that amended certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded.  The final rule was issued as part of the SEC Division of Corporation Finance’s overall effort to improve the effectiveness of the SEC’s financial reporting requirements and to implement certain elements of the Fixing America’s Surface Transportation Act.  The Company believes that the impact of the new rule will be that the Company will be required to include a consolidated statement of shareholder’s equity with its interim financial statements beginning with the quarter ending March 31, 2019.

There have been no other significant changes in recent accounting pronouncements during the nine months ended September 30, 2018 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

During the nine months ended September 30, 2018, the Company completed a number of financing transactions involving issuance of equity instruments.  These financing transactions are summarized below.  See Footnote 10 “Stock Sales” for further information:

•

On April 3, 2018, the Company completed a registered direct offering of 6,000 shares of series D convertible preferred stock and a warrant to purchase shares of common stock for gross proceeds of $6.0 million, prior to deducting underwriting discounts and commissions and offering expenses of $900,000.

•

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

•

On June 9, 2018, the Company completed a registered direct offering of common shares priced at-the-market for gross proceeds of approximately $1.47 million. Additionally, the Company issued to the investors unregistered warrants to purchase shares of common stock for gross proceeds of approximately $30,000. The placement agent fees and other offering expenses were approximately $200,000.

•

On June 21, 2018 the Company completed a registered direct offering of common shares of common stock for gross proceeds of approximately $1.44 million. Additionally, the Company issued to the investors unregistered warrants to purchase shares of common stock for gross proceeds of approximately $60,000. The placement agent fees and other offering expenses were approximately $200,000. We used $500,000 of the proceeds to redeem a portion of the outstanding shares of our series D convertible preferred stock.

•

On July 12, 2018, the Company completed a registered direct offering of common for gross proceeds of approximately $2.55 million. Additionally, the Company issued to the investors unregistered warrants to purchase shares of common stock for gross proceeds of approximately $150,000. The placement agent fees and other offering expenses were approximately $205,000.

•

On August 3, 2018, the Company completed a registered direct offering of common shares for gross proceeds of approximately $600,000. Additionally, the Company issued to the investors unregistered warrants to purchase shares of common stock. The placement agent fees and other offering expenses were approximately $350,000.

•

On September 20, 2018, the Company closed an offering of shares of common stock and unregistered warrants to purchase shares of common stock for gross proceeds of approximately $526,000.  Placement agent fees and other offering expenses were approximately $125,000.

On October 2, 2018, we entered into a sales agreement with H.C. Wainwright & Co., LLC to act as our sales agent with respect to the issuance and sale of up to $15,000,000 of our shares of common stock from time to time in an at-the-market public offering.  Sales of the shares through Wainwright under the sales agreement may be made directly on the Nasdaq Capital Market, on any other existing trading market for the shares, to or through a market maker or through an electronic communications network, or by any other method permitted by law. In addition, if expressly authorized by us, Wainwright may also sell the shares in privately negotiated transactions. Wainwright is not required to sell any specific number or dollar amount of shares, but acts as a sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Wainwright and the Company. The shares in the at-the-market offering are sold and issued pursuant to our shelf registration statement on Form S-3 (File No. 333-225083), which was previously declared effective by the Securities and Exchange Commission, and a related prospectus. We have agreed to pay Wainwright in cash, upon each sale of shares pursuant to the sales agreement, a commission equal to 8.0% of the gross proceeds from each sale of shares and an additional management fee equal to 1.0% of the gross proceeds from the sale of shares pursuant to the sales agreement. Since entering into the sales agreement and through November 13, 2018, we sold an aggregate of 2,453,137 shares of common stock under the sales agreement at an average selling price of approximately $3.58 per share, which resulted in gross proceeds of approximately $8.8 million and net proceeds of approximately $7.8 million after payment of the sales agent commission and fees and other offering costs. For additional details, see Footnote 13 “Subsequent Events.”

As of September 30, 2018, the Company had $473,000 of cash and cash equivalents available to fund its operations.

The Company’s anticipated operations include plans to (i) continue to support clinical trial activities and development of the ReShape Vest, (ii) seek opportunities to leverage the Company’s intellectual property portfolio and custom development services to provide third party sales and licensing opportunities, (iii) continue to support and develop markets and technology related to the ReShape Balloon, (iv) continue to support the combination block/stimulation vBloc technology that can assist with type 2 diabetes, and (v) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.   The Company has additionally committed to reducing its operating spending to conserve resources. However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing to support its operations.

Management is currently pursuing various funding options, including seeking additional equity financing as well as a strategic merger or other transaction to obtain additional funding. As of August 10, 2018, the Company’s public float exceeded $75 million, based on the number of shares of our common stock held by non-affiliates outstanding on August 10, 2018 and the highest closing price of our common stock within the 60 days prior to August 10, 2018. Therefore, the Company is no longer subject to General Instruction I.B.6 of Form S-3, which limits the aggregate market value of the securities sold by or on behalf of the registrant during the 12-month period immediately prior to and including the date of the sale to no more than one-third of all common voting and nonvoting equity held by non-affiliates of the registrant. The Company will reevaluate its public float at the time it files its annual report on Form 10-K for the fiscal year ending December 31, 2018 to determine if it will become subject to General Instruction I.B.6 at that time. While there can be no assurance that the Company will be successful in its efforts, the Company has a long history of raising equity financing to fund its development activities, though such equity financing has been more challenging to obtain in 2018 than it was in 2017.  Should the Company be unable to obtain adequate financing in the near term, the Company’s business, result of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.

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

The consideration paid by the Company for all of the outstanding shares of capital stock and outstanding options of BarioSurg consisted of: (i) 658 shares of common stock, par value $0.01 per share, of the Company ("Company Common Stock"), (ii) 1.0 million shares of newly created conditional convertible preferred stock, par value $0.01 per share, of the Company ("Company Preferred Stock"), which shares were converted into 2,381 shares of Company Common Stock on October 25, 2017 upon the post-closing approval of the Company's stockholders in accordance with the Nasdaq Stock Market Rules, and (iii) $2.0 million in cash.  The total consideration paid by the Company, preliminarily valued at $28.3 million, includes: (a) $2.0 million in cash paid from our existing cash balances and (b) $26.3 million from the issuance of Company Common Stock and Company Preferred Stock.  The preliminary valuation of the Company Common Stock and Company Preferred Stock took into account (i) the conversion ratio of the Company Preferred Stock, (ii) the closing prices of our common stock on the Nasdaq Stock Market on the date the transaction was announced and the three trading days following the announcement, and (iii) a 19% discount for lack of marketability related to the shares issued in the transaction.

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

The consideration paid by the Company for ReShape Medical consisted of: (i)  1,123 shares of Company Common Stock, par value $0.01 per share, (ii) 187,772 shares of series C convertible preferred stock (which became convertible into 8,942 shares of common stock upon the December 19, 2017 approval of the Company's stockholders under Nasdaq rules, of which 3,953 shares of common stock were automatically converted on that date), and (iii) approximately $5.0 million in cash, which amount was immediately used to pay ReShape Medical's outstanding senior secured indebtedness and certain transaction expenses of ReShape Medical.

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

The transaction was accounted for as a business combination and the following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the ReShape Medical acquisition.  The excess of the cost of the acquisition over the fair value of assets acquired was recorded as goodwill.  The assessment of fair value and the determination of deferred tax assets acquired is preliminary and is based on information that was available at the time the condensed consolidated financial statements were prepared.  Accordingly, the allocation of purchase price related to the acquired intangible assets is preliminary and, therefore, subject to adjustment in future periods.

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

The following table summarizes the activity of intangible assets, excluding goodwill, as of September 30, 2018:

	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
In Process Research & Development	indefinite	$20,720,939	$—	$—	$20,720,939
Trademarks/Tradenames	10	3,870,811	(423,426)	—	3,447,385
Covenant not to compete	3	75,884	(33,726)	—	42,158
Developed technology	12	18,451,360	(1,537,611)	—	16,913,749
Customer relationships	5	3,753,533	(750,707)	—	3,002,826
Total		$46,872,527	$(2,745,470)	$—	$44,127,057

The following table summarizes the expected future amortization of intangible assets as of September 30, 2018:

Year ending December 31,
2018 (remaining)	$675,176
2019	2,700,696
2020	2,685,940
2021	2,675,401
2022	2,487,722
Thereafter	12,181,183
$23,406,118

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

If the Company’s future operating results decline significantly, it may be exposed to additional impairment losses that could be material.  During the second quarter of 2018 we were required to record a non-cash goodwill impairment loss.

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

The Company did not hold any short-term investments classified as available for sale or held to maturity as of September 30, 2018 and December 31, 2017.

The fair value of the Company’s common stock warrant liability is calculated using a Black-Scholes valuation model and is classified as Level 2 in the fair value hierarchy. The fair values are presented below along with the valuation assumptions:

	Series A Warrants
	September 30, 2018		December 31, 2017
Risk-free interest rates	2.11%		1.76%
Expected life	3	months	12	months
Expected dividends	—%		—%
Expected volatility	129.68%		193.28%
Fair value	$74		$1,600

(6)  Inventory

The Company accounts for inventory at the lower of cost or market and records any long-term inventory as other assets in the condensed consolidated balance sheets.  As of September 30, 2018 and December 31, 2017, the net book value of long-term inventory was zero and $674,000, respectively.

During the three and nine-months ended September 30, 2018, the Company wrote-down the values of ReShape vBloc inventories by $1.3 million and $2.6 million, respectively, due to excess quantities of ReShape vBloc inventory components.  The Company records inventory write-downs to selling, general and administrative expense.

Current inventory consists of the following as of:

	September 30,	December 31,
	2018	2017
Raw materials	$148,224	$707,919
Work-in-process	428,085	1,494,278
Finished goods	481,444	614,915
Inventory	$1,057,753	$2,817,112

(7)  Commitments and Contingencies

Operating Leases

The Company rents office, warehouse and laboratory facilities in St. Paul, Minnesota, under an operating lease, which was originally set to expire on September 30, 2015. On August 25, 2015, the Company entered into an amendment extending the term of the operating lease for three years until September 30, 2018, with monthly base rent ranging from $18,925 to $20,345.  As of October 1, 2018, the Company has continued to occupy this facility on a month-to-month basis.

With the acquisition of BarioSurg, the Company also leased space in Lake Forest, California under an operating lease with monthly base rent of approximately $2,200 per month through September 30, 2018.  This lease was not renewed.

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

Total rent expense recognized for the three months ended September 30, 2018 and 2017 was $195,000 and $65,000, and for the nine months ended September 30, 2018 was $586,000 and $185,000, respectively. At September 30, 2018, future minimum payments for the Company are as follows:

Year ending December 31,
2018 (remaining)	$108,383
2019	419,082
2020	319,262
2021	327,949
2022	165,061
$1,339,737

Clinical Trials

Regarding the Company’s European clinical trial for the ReShape Vest, eight investigational sites have been selected and the Company has submitted documentation to all required regulatory authorities seeking approval to commence enrollment.  Full enrollment is targeted for late in the first quarter of 2019 and the trial is expected to run through 2021 and will include approximately 100 participants.  The Company anticipates that it will have enough data to support its CE-marking application in 2021, following a one-year follow-up.  The U.S. ReShape Vest clinical trial is anticipated to commence in the mid-2019 timeframe.

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

The Company recognizes expense when incurred with respect to clinical trials.

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

Litigation

Du.  On February 28, 2017, the Company received a class action and derivative complaint filed on February 24, 2017 in U. S. District Court for the District of Delaware by Vinh Du, one of the Company’s shareholders. The complaint named as defendants ReShape Lifesciences, the board of directors and four members of our senior management, namely, Scott Youngstrom, Nick Ansari, Peter DeLange and Paul Hickey, and contained a purported class action claim for breach of fiduciary duty against the board of directors and derivative claims for breach of fiduciary duty against the board of directors and unjust enrichment against our senior management.  The allegations in the complaint related to the increase in the number of shares authorized for grant under our Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”), which was approved by our shareholders at the Special Meeting of Shareholders held on December 12, 2016 (the “Special Meeting”), and to our subsequent grant of stock options on February 8, 2017, to the Company’s Directors and senior management to purchase an aggregate of 521 shares of our common stock (the “Option Grants”).  In the complaint, the plaintiff contended that (i) the number of shares authorized for grant under the Plan, as adjusted by the board of directors after the Special Meeting for the subsequent recapitalization of the Company, resulted from an alleged breach of fiduciary duties by the board of directors, and (ii) our senior management was allegedly unjustly enriched by the subsequent Option Grants.  The plaintiff sought relief in the form of an order rescinding the Plan as approved by the shareholders at the Special Meeting, an order cancelling the Option Grants, and an award to plaintiff for his costs, including fees and disbursements of attorneys, experts and accountants.  The parties have reached an agreement-in-principle concerning the proposed settlement of this matter, which was filed with the court on August 13, 2018. The court has scheduled a hearing for December 17, 2018 to decide if the settlement will be approved. The terms of the settlement require us to (i) rescind and cancel the Option Grants, with the exception of options that were already rescinded when certain individuals left the company in the last fiscal quarter of 2017, (ii) amend the Plan to add a provision establishing the maximum total annual equity compensation for non-employee directors and to seek stockholder approval of this amendment at the Company’s next annual meeting of stockholders, and (iii) proportionally adjust all share reserves and limitations in the Plan (and any other equity compensation plan for the company) in connection with any future split of the company’s stock during the next five years unless otherwise brought to and approved by stockholder vote.  During the quarter ended June 30, 2018, the Company recorded an accrued liability and legal expense for $190,000 representing a probable and currently estimable settlement amount for this matter.

Fulfillium. On April 20, 2017, Fulfillium, Inc. filed a complaint against ReShape Medical, Inc. (which the Company acquired in October 2017 and which is now a wholly owned subsidiary of the Company) in the U.S. District Court for the District of Delaware, which alleged misappropriation of trade secrets and infringement of two U.S. Patents (“Fulfillium I”).  On July 28, 2017, ReShape Medical moved to dismiss both the trade secret claim and certain aspects of the patent infringement claim, and to transfer the litigation to the U.S. District Court for the Central District of California.  On October 16, 2017, the Court granted ReShape Medical’s motion to dismiss the trade secret and willful infringement claims, and ordered the case transferred to the U.S. District Court for the Central District of California.  Fulfillium twice amended its complaint, narrowing its original trade secret claim and adding further patent infringement claims and additional parties. On June 4, 2018, ReShape Medical filed a motion to dismiss the patent infringement claims for lack of standing, which the Court granted on July 5, 2018.  On August 10, 2018, the Court dismissed without prejudice the trade secret claim for lack of subject matter jurisdiction and terminated the case.  Fulfillium has appealed these dismissals and ReShape Medical has appealed the grant and denial of certain attorney fee awards.  On July 20, 2018, Fulfillium filed a new complaint against ReShape Lifesciences, Inc. (and its wholly owned subsidiary ReShape Medical LLC) in the U.S. District Court for the Central District of California (“Fulfillium II”) reasserting the patent infringement claims asserted in Fulfillium I.  On August 15, 2018, Fulfillium amended its complaint in Fulfillium II to reassert the trade secret misappropriation claim asserted in Fulfillium I against ReShape Medical LLC and others.  On September 7, 2018, Fulfillium filed a complaint in California state court alleging the same trade secret misappropriation claim asserted in both Fulfillium I and Fulfillium II.  On November 7, 2018, the Court dismissed the non-Company parties from Fulfillium II.  On April 20, 2018, ReShape Medical filed Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (the “PTAB”) to have all claims of both of the originally asserted Fulfillium patents canceled as unpatentable over various combinations of prior art.  On November 6, 2018, the PTAB denied those petitions.  The Company intends to continue to vigorously defend itself against Fulfillium’s claims.  We currently are unable to estimate a loss or range of loss for this matter.

Alpha and Iroquois.  On July 12, 2018, Alpha Capital Anstalt (“Alpha”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York.  In August 2017, Alpha acquired shares of the Company’s series B convertible preferred stock and warrants to purchase shares of the Company’s common stock in an underwritten public offering. Pursuant to the terms of the series B convertible preferred stock and warrants, the conversion price of the series B convertible preferred stock and exercise price of the warrants was subject to adjustment in the case of, among other things, dilutive issuances of securities by the Company. The complaint alleges breach of contract, claiming that the Company should have adjusted the conversion price of the series B convertible preferred stock and exercise price of the warrants to not less than $420.00 per share, rather than the $1,575.00 per share to which the Company actually adjusted such conversion price and exercise price, in connection with its registered direct offering of series D convertible preferred stock and warrants to purchase common stock that it completed and announced in April 2018.  Alpha seeks declaratory relief, damages of not less than approximately $3.6 million (less the proceeds of actual sales of the Company’s common stock made by Alpha) and attorneys’ fees.  The Company believes the claims alleged are without merit and intends to vigorously protect and defend itself.  However, we are currently unable to estimate a loss or range of loss for this matter.

On July 26, 2018, Iroquois Capital Investment Group, LLC and Iroquois Master Fund, Ltd. filed a complaint against the Company in the U.S. District Court for the Southern District of New York, with substantially the same claims and seeking substantially the same relief as Alpha’s complaint described above, except that Iroquois claims that the conversion price of the series D convertible preferred stock and exercise price of the warrants should have been adjusted to $189.00 per share, and Iroquois is claiming damages estimated to exceed $5 million. The Company believes the claims alleged are without merit and intends to vigorously protect and defend itself.  However, we are currently unable to estimate a loss or range of loss for this matter.

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

(8) Revenue Recognition

Revenue from Product Sales

The following table presents the Company’s revenue disaggregated by product and geography, based on management’s assessment of available data:

	Three Months September 30, 2018				Three Months Ended September 30, 2017
	U.S.	OUS *	Total Revenues	% of Total Revenues	U.S.	OUS *	Total Revenues	% of Total Revenues
ReShape vBloc product	$7,925	$—	$7,925	2.3%	$110,020	$—	$110,020	30.6%
ReShape Balloon product	215,084	112,940	328,024	93.7%	—	—	—	0.0%
Other	14,287	—	14,287	4.1%	250,000	—	250,000	69.4%
Total	$237,296	$112,940	$350,236	100.0%	$360,020	$—	$360,020	100.0%

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	U.S.	OUS *	Total Revenues	% of Total Revenues	U.S.	OUS *	Total Revenues	% of Total Revenues
ReShape vBloc product	$156,345	$—	$156,345	8.0%	$243,120	$—	$243,120	49.3%
ReShape Balloon product	1,232,708	521,881	1,754,589	89.8%	—	—	—	0.0%
Other	42,669	—	42,669	2.2%	250,000	—	250,000	69.4%
Total	$1,431,722	$521,881	$1,953,603	100.0%	$493,120	$—	$493,120	118.7%

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of September 30, 2018, and December 31, 2017, accounts receivable totaled $532,000 and $489,000, respectively.  For the three and nine months ended September 30, 2018, the Company did not incur material impairment losses with respect to its receivables.

The Company defers revenue from product sales subject to the rebate incentives described under Variable Consideration unless it is probable the rebate will not be earned by the patient, which is based upon historical weight loss metrics gathered in clinical and commercial settings. As of September 30, 2018 and December 31, 2017, the Company deferred $185,000 and $0, respectively, of revenue related to rebate incentives, which is reported in accrued expenses.

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

Based on the application of these standards, stock-based compensation expense for stock-based awards for nonemployees for the three and nine months ended September 30, 2018 was $0 and $3,000 and for the three and nine months ended September 30, 2017, was $138,000. These amounts were allocated to operating expenses follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Selling, general and administrative	$726,212	$599,767	$2,178,475	$3,412,820
Research and development	30,281	17,584	128,378	70,631
Total	$756,493	$617,351	$2,306,853	$3,483,451

As of September 30, 2018 there was approximately $7.2 million of total unrecognized compensation costs, related to employee unvested stock option awards, which are expected to be recognized over a weighted-average period of 2.7 years.

The estimated grant-date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Risk-free interest rates	N/A	1.88%-1.99%	2.85%	1.88%-2.34%
Expected life	N/A	6.25 years	6.25 years	6.00 years-10.00 years
Expected dividends	N/A	0%	0%	0%
Expected volatility	N/A	90.93%	121.52%	90.93%-131.24%

Option activity under the Plan for the nine months ended September 30, 2018 was as follows:

		Outstanding Options

	Shares			Aggregate
	Available For	Number of	Weighted-Average	Intrinsic
	Grant	Shares	Exercise Price	Value
Balance, December 31, 2017	2,841	1,206	$18,228.00	$—
Options granted	(2,846)	2,846	1,346.80
Options exercised	—	—	—
Options cancelled	123	(123)	3,619.00

Balance, September 30, 2018	118	3,929	$6,937.00	$—

In addition to the stock options granted pursuant to the Plan, the Company from time to time grants options to individuals as an inducement to accepting positions as employees (Inducement Grants).  These Inducement Grants are made at the discretion of the board of directors and are issued outside of the Plan.  Inducement Grant activity is summarized below:

		Outstanding Options

	Shares			Aggregate
	Available For	Number of	Weighted-Average	Intrinsic
	Grant	Shares	Exercise Price	Value
Balance, December 31, 2017	—	619	$7,875.00	$—
Shares reserved	—	—	—
Options granted	—	—	—
Options exercised	—	—	—
Options cancelled	—	(371)	4,305.00

Balance, September 30, 2018	—	248	$13,234.20	$—

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

The offering was comprised of Class A Units, priced at a public offering price of $5.31 per unit, with each unit consisting of one share of common stock and one five-year warrant (each, a "2017 Warrant") to purchase one share of common stock with an exercise price of $5.84 per share, and Class B Units, priced at a public offering price of $1,000 per unit, with each unit comprised of one share of Series A  Preferred Stock (the Preferred Stock), which was convertible into 0.0896 shares of common stock, and 2017 Warrants to purchase 0.0896 shares of common stock. The conversion price of the Preferred Stock issued in the transaction as well as the exercise price of the 2017 Warrants are fixed priced and do not contain any variable pricing features nor any price based anti-dilutive features apart from customary adjustments for splits and reverse splits of common stock and both have been recorded within Shareholders’ Equity in the condensed consolidated balance sheet.  The Preferred Stock included a beneficial ownership limitation of 4.99%, but had no dividend preference (except to extent dividends are also paid on the common stock), liquidation preference or other preferences over common stock. The securities comprising the units were issued separately in the offering.

On January 23 and January 24, 2017 all shares of Preferred Stock issued in conjunction with the offering were converted by their holders into 1,124 shares of common stock.

August 2017 Issuance of Convertible Preferred Stock and Warrants

On  August 16, 2017, the Company closed a firm commitment underwritten public offering (the “Offering”) of 20,000 units consisting of one share of Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), which were initially convertible into 0.2071 shares of common stock at a conversion price of $4,830.00 per share, and one seven-year warrant to purchase 0.2071 shares of common stock at an initial exercise price of $4,830.00 per share, at a public offering price of $1,000 per unit.

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

As of September 30, 2018, 159 shares of the Series B Preferred Stock remained outstanding.

On August 16, 2017, the Company also issued warrants to purchase an aggregate of 1,227 shares of common stock to certain parties (each, a “Holder”) to the Securities Purchase Agreement (as amended, the “Purchase Agreement”), dated November 4, 2015, between the Company and the other parties named therein, as consideration for the waiver by each of the Holders of their right to participate in future securities offerings by the Company, which rights were granted pursuant to the Purchase Agreement. These warrants are in substantially the same form, and on the same terms as, the warrants issued to the purchasers of the Series B Preferred Stock.

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

The shares of series D convertible preferred stock were initially convertible into an aggregate of 3,810 shares of common stock at an initial conversion price of $1,575.00 per share and the warrants have a one-year term and are exercisable for 16,667 shares of common stock at an initial exercise price of $1,575.00 per share. At the April 3, 2018 closing, the Company received net proceeds of approximately $5.1 million after deducting placement agent fees and other offering expenses.

June 9, 2018 Issuance of Common Stock and Warrants

On June 7, 2018, the Company entered into securities purchase agreements with certain institutional and accredited investors for the sale by the Company of 2,676 shares of the Company’s common stock, at a purchase price of $548.80 per share. Concurrently with the offering, the Company also sold unregistered warrants exercisable for an aggregate of 2,007 shares of common stock, which represents 75% of the shares of common stock sold in the registered direct offering, for a purchase price of $17.50 per warrant and with an exercise price of $550.20 per share. Subject to certain ownership limitations, the warrants were exercisable upon issuance. The warrants will expire on the 5.5 year anniversary of the date of issuance.

The offering closed on June 9, 2018. The net proceeds from the transactions received by the Company were approximately $1.3 million after deducting placement agent fees and other transaction expenses.

June 21, 2018 Issuance of Common Stock and Warrants

On June 19, 2018, the Company entered into securities purchase agreements with certain institutional and accredited investors for the sale by the Company of 3,354 shares of the Company’s common stock at a purchase price of $429.80 per share. Concurrently with the offering the Company also sold unregistered warrants exercisable for an aggregate of 3,354 shares of common stock, which represents 100% of the shares of common stock sold in the registered direct offering, for a purchase price of $17.50 per warrant and with an exercise price of $431.20 per share. Subject to certain ownership limitations, the warrants were exercisable upon issuance. The warrants will expire on the 5.5 year anniversary of the date of issuance.

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

July 2018 Issuance of Common Stock and Warrants

On July 10, 2018, the Company entered into securities purchase agreements with institutional and accredited investors for the sale by the Company of  8,868 shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $287.00 per share in a registered direct offering. Concurrently with the registered direct offering, and pursuant to the securities purchase agreements, the Company also sold unregistered warrants exercisable for an aggregate of 8,868 shares of common stock, which represents 100% of the shares of common stock sold in the registered direct offering, for a purchase price of $17.50 per warrant and with an exercise price of $288.40 per share. Subject to certain ownership limitations, the warrants are exercisable upon issuance. The warrants will expire on the 5.5-year anniversary of the date of issuance.

The offering closed on July 12, 2018. The net proceeds from the transactions were approximately $2.0 million after deducting placement agent fees and other transaction expenses.

August 2018 Issuance of Common Stock and Warrants

On August 2, 2018, the Company entered into securities purchase agreements with institutional and accredited investors for the sale by the Company of 7,143 shares of the Company’s common stock at a purchase price of $84.00 per share in a registered direct offering. Concurrently with the registered direct offering, and pursuant to the securities purchase agreements, the Company also issued unregistered warrants exercisable for an aggregate of 7,143 shares of common stock, which represents 100% of the shares of common stock sold in the registered direct offering with an exercise price of $154.00 per share. Subject to certain ownership limitations, the warrants are exercisable beginning six months after issuance. The warrants will expire on the 5.5-year anniversary of the date of issuance.

The offering closed on August 3, 2018. The net proceeds from the transactions were approximately $500,000 after deducting placement agent fees and other transaction expenses.

August 2018 Terminated Underwritten Public Offering

On August 10, 2018, the Company announced that the underwriting agreement, dated August 7, 2018 (the “Underwriting Agreement”), between the Company and H.C. Wainwright & Co., LLC (the “Underwriter”), relating to the Company’s previously announced underwritten public offering of shares of the Company’s common stock, was terminated by the Underwriter in accordance with its terms due to Nasdaq’s determination that the offering was not a public offering under the Nasdaq rules, and therefore could not be completed without shareholder approval. As a result of the termination of the Underwriting Agreement, no shares of common stock were issued in the underwritten public offering. As a result of the Company’s announcement of the offering, the conversion price of the Company’s outstanding shares of series B convertible preferred stock and series D convertible preferred stock, and the exercise price of the warrants to purchase common stock issued in connection therewith, was reduced to $11.90 in accordance with their terms.

September 2018 Issuance of Common Stock and Warrants

On September 17, 2018, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with H.C. Wainwright & Co., LLC (the “Placement Agent”), relating to a public offering of 83,493 units at a purchase price of $6.30 per unit, with each unit consisting of one share of the Company’s common stock, par value $0.01 per share (the “Common Stock”), and one warrant to purchase 0.5 of a share of Common Stock (the “Warrants”). In connection with the offering, the Company issued an aggregate of 83,493 shares of Common Stock (the “Shares”) and warrants to purchase 41,747 shares of Common Stock. Subject to certain beneficial ownership limitations, each Warrant entitles the holder to purchase 0.5 of a share of Common Stock at an exercise price of $6.30 per whole share, was immediately exercisable and expires on the fifth anniversary of the original issuance date. The offering is closed on September 20, 2018. After placement agent fees and estimated offering expenses payable by the Company, the Company received net proceeds from the offering of approximately $370,000. The Company intends to use the net proceeds of this offering to continue its commercialization efforts, for clinical and product development activities and for other working capital and general corporate purposes.

Pursuant to the Placement Agency Agreement, the Company, in connection with the offering, the Company issued to the Placement Agent warrants to purchase up to 5,802 shares of common stock (the “Placement Agent Warrants”) The Placement Agent Warrants were immediately exercisable upon issuance and expire September 17, 2023, at a price per share equal to $7.875.

September 2018 Exchange Agreement

On September 20, 2018, the Company issued an aggregate of 28,393 shares of common stock, par value $0.01 per share (the “Common Stock”), and warrants to purchase an aggregate of 14,197 shares of Common Stock at an exercise price of $6.30 per whole share, to the purchasers under the securities purchase agreement, dated April 2, 2018, as amended (the “Securities Purchase Agreement”), between the Company and the purchasers. The purchasers exchanged an aggregate of 178.875 shares of series D convertible preferred stock, which would have been convertible into 28,393 shares of Common Stock, for the newly issued shares of Common Stock and warrants. Under the terms of the Securities Purchase Agreement, the purchasers had the right to exchange their shares of series D convertible preferred stock into the securities offered by the Company in certain future securities offerings and the purchasers exercised that right in connection with the offering of 83,493 units at a purchase price of $6.30 per unit, with each unit consisting of one share of Common Stock and one warrant to purchase 0.5 of a share of Common Stock. The warrants issued to the purchasers have the same terms as the warrants included in the units offered by the Company, will be immediately exercisable and will expire on the fifth anniversary of the original issuance date. The net proceeds from the transactions were approximately $400,000 after deducting placement agent fees and other transaction expenses.

In connection with the offering, the Company also issued to the placement agent warrants to purchase up to 5,802 shares of Common Stock, or 7% of the number of shares of Common Stock sold in the offering (the “Placement Agent Warrants” and together with the shares of Common Stock issuable upon exercise of the Placement Agent Warrants, the Shares, the Warrants, and the shares of Common Stock issuable upon exercise of the Warrants, the “Securities”). The Placement Agent Warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five years from the date of the execution of the Placement Agreement, at a price per share equal to $7.875  (125% of the purchase price per unit).

See also Footnote 11 “Warrants” regarding amendments to certain warrants and Securities Purchase Agreements related to issuances of common stock and warrants issued June 8, 2018, June 21, 2018, July 12, 2018 and August 3, 2018 that, among other things, reduced the exercise prices of these warrants to $6.30 per share on September 17, 2018 and amended the warrants to include a full-ratchet anti-dilution provision.  In addition, the Company also agreed with the purchasers under the Company’s securities purchase agreement, dated April 2, 2018, to extend the purchasers’ right to exchange their shares of series D convertible preferred stock of the Company acquired under such agreement for shares of common stock, or securities convertible into shares of common stock, issued by the Company in subsequent financings until such purchasers no longer hold any shares of series D convertible preferred stock.

(11)  Warrants

Stock warrant activity for the nine months ended September 30, 2018 is as follows:

		Weighted
		Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2017	6,814	$7,371.00
Granted	89,956	12.60
Exercised	(1,892)	264.60
Cancelled	(3)	2,513,700.00
Balance, September 30, 2018	94,875	148.40

Amendment to Outstanding Warrants and Securities Purchase Agreements

At a special meeting of the Company’s stockholders held on September 13, 2018, the stockholders authorized the Company’s Board of Directors to amend, and on September 17, 2018 the Company’s Board of Directors approved amendments to, the Company’s outstanding warrants to purchase shares of Common Stock that were issued to investors in connection with its registered direct offerings completed in June, July and August 2018 to include full-ratchet anti-dilution provisions that would cause the exercise price of such warrants to be reduced in the event the Company in the future issues Common Stock, or securities convertible into or exercisable to purchase Common Stock, at a lower price per share than the exercise price of the warrants, subject to certain exceptions. The amendments apply to warrants to purchase 2,007 shares of Common Stock issued on June 8, 2018 at an original exercise price of $550.20 per share, warrants to purchase 3,354 shares of Common Stock issued on June 21, 2018 at an original exercise price of $431.20 per share, warrants to purchase 8,868 shares of Common Stock issued on July 12, 2018 at an original exercise price of $288.40 per share, and warrants to purchase 7,143 shares of Common Stock issued on August 3, 2018 at an original exercise price of $84.00 per share. In addition, the requisite purchasers under the Company’s securities purchase agreements, dated July 10, 2018 and August 2, 2018, agreed to amend such agreements to provide for certain exceptions to the prohibition on transactions by the Company that would constitute variable rate transactions, as defined in such agreements. The Company also agreed with the purchasers under the Company’s securities purchase agreement, dated April 2, 2018, to extend the purchasers’ right to exchange their shares of series D convertible preferred stock of the Company acquired under such agreement for shares of common stock, or securities convertible into shares of common stock, issued by the Company in subsequent financings until such purchasers no longer hold any shares of series D convertible preferred stock.

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

We recorded an income tax benefit of $531,000 and $3.1 million in the three and nine months ended September 30, 2018, respectively.  This amount reflects the tax impact of net operating losses generated in first nine months of 2018 which have an indefinite carryover period.  A portion of these net operating losses are supported by expected taxable income from the reversal of indefinite life intangibles, such that they are more likely than not to be realized.

(13)  Subsequent Events

At-the-Market Offering

On October 2, 2018, the Company entered into a Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) to act as the Company’s sales agent with respect to the issuance and sale of up to $15,000,000 of the Company’s shares of common stock, par value $0.01 per share (the “Shares”), from time to time in an at-the-market public offering (the “Offering”).

Sales of the Shares, if any, through Wainwright, will be made directly on the Nasdaq Capital Market, on any other existing trading market for the Shares, to or through a market maker or through an electronic communications network, or by any other method permitted by law. In addition, if expressly authorized by the Company, Wainwright may also sell the Shares in privately negotiated transactions. Wainwright is not required to sell any specific number or dollar amount of Shares, but will act as a sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Wainwright and the Company.

The Company will pay Wainwright in cash, upon each sale of Shares pursuant to the Sales Agreement, a commission equal to 8.0% of the gross proceeds from each sale of Shares and an additional management fee equal to 1.0% of the gross proceeds from the sale of Shares pursuant to the Sales Agreement. Pursuant to the terms of the Sales Agreement, the Company agreed to reimburse Wainwright for the documented fees and costs of its legal counsel reasonably incurred in connection with entering into the transactions contemplated by the Sales Agreement in an amount not to exceed $100,000 in the aggregate and non-accountable expense allowance of $35,000. In addition, the Company has agreed to issue to Wainwright, on each settlement date of the Shares sold under the Sales Agreement, warrants to purchase up to 7.0% of the aggregate number of Shares sold under the Sales Agreement. The sales agent warrants will have an exercise price per share equal to 125% of the closing price of the Company’s common stock on the date the Shares are sold pursuant to the Sales Agreement, and such sales agent warrants will be exercisable for five years from the date of issuance of such warrants. Notwithstanding the foregoing, the sales agent warrants shall only be exercisable upon the earlier of either (i) the effectiveness of a reverse stock split of the Company’s common stock, or (ii) the effectiveness of an increase in the Company’s authorized shares of common stock, following the date of the Sales Agreement. The sales agent warrants may be exercised in whole or in part, shall provide for “cashless” exercise, and shall provide for customary anti-dilution protection, but shall not contain any ratchet type price protection clauses (such as full ratchet or weighted average ratchet clauses).

As of November 13, 2018, 2,453,137 shares of common stock and warrants to issue 171,720 shares of common stock had been issued under the Sales Agreement with proceeds of approximately  $7.8 million, net of underwriter fees, commissions and other expenses.

1-for-140 Reverse Stock Split

After the close of market on November 7, 2018, the Company effected a 1-for-140 reverse split of the Company’s outstanding common stock (the “November Reverse Stock Split”). As a result of the November Reverse Stock Split, each 140 shares of issued and outstanding common stock and equivalents was converted into one share of common stock. Any fractional shares of common stock resulting from the November Reverse Stock Split were rounded up to the nearest whole share. As a result of the November Reverse Stock Split, proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion, and the per share exercise or conversion price, of the Company’s outstanding warrants, stock options and convertible preferred stock, in each case in accordance with their terms. The November Reverse Stock Split did not reduce the number of authorized shares of common stock and preferred stock of the Company. Therefore, the effect of the November Reverse Stock Split was to increase the number of shares of common stock and preferred stock available for issuance relative to the number of shares issued and outstanding. The November Reverse Stock Split did not alter the par value of the common stock or preferred stock or modify any voting rights or other terms of the common stock or any series of preferred stock.

ITEM  2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Except for the historical information contained herein, the matters discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "could," "intends," "might," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in the "Risk Factors" section included in Item 1A of our Annual Report on Form 10-K filed on April 2, 2018 as updated by those discussed in the “Risk Factors” section included in Part II, Item 1.A our Quarterly Report on Form 10-Q filed with the SEC on August 20, 2018 and in this Quarterly Report on Form 10-Q.

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

On May 22, 2017, we acquired the Gastric Vest System™, which we now refer to as the ReShape Vest, through our acquisition of BarioSurg.  The ReShape Vest System is an investigational, minimally invasive, laparoscopically implanted medical device being studied for weight loss in morbidly obese patients. The device wraps around the stomach, emulating the effect of conventional weight-loss surgery, and is intended to enable gastric volume reduction without permanently changing patient anatomy.  The acquisition was completed under the terms of a merger agreement pursuant to which BarioSurg became a wholly-owned subsidiary of our company.  The aggregate merger consideration we paid for all of the outstanding shares of capital stock and outstanding options of BarioSurg was: (i) 658 shares of our common stock, (ii) 1.0 million shares of our newly created conditional convertible preferred stock, which shares converted into 2,381 shares of our common stock upon the post-closing approval of our stockholders in accordance with the Nasdaq Stock Market Rules, and (iii) $2 million in cash.

Regarding the Company’s European clinical trial for the ReShape Vest, eight investigational sites have been selected and the Company has submitted documentation to all required regulatory authorities seeking approval to commence enrollment.  Full enrollment is targeted for late in the first quarter of 2019 and the trial is expected to run through 2021 and will include approximately 100 participants.  The Company anticipates that it will have enough data to support its CE-marking application in 2021, following a one-year follow-up.  The U.S. ReShape Vest clinical trial is anticipated to commence in the mid-2019 timeframe.

On October 2, 2017, we acquired ReShape Medical, Inc., a privately-held medical technology company that develops, manufactures and markets the ReShape® Integrated Dual Balloon, which now we refer to as the ReShape Balloon, an FDA-approved, minimally invasive intragastric balloon designed to treat obesity patients with a BMI between 30 and 40, with at least one related comorbidity.  The aggregate merger consideration we paid for all of the outstanding shares of capital stock and securities convertible into shares of capital stock of ReShape Medical was: (i) approximately 1,143 shares of our common stock, (ii) 187,772 shares of newly created series C convertible preferred stock, which shares became convertible into approximately 8,942 shares of common stock upon the post-closing approval of our stockholders in accordance with the Nasdaq Stock Market Rules, and (iii) approximately $5 million in cash.   The ReShape Balloon provides a new option for individuals who have not succeeded at diet and exercise alone, and do not want or do not qualify for bariatric surgery. Two connected balloons are placed into the stomach during a short, outpatient endoscopic procedure. The balloons remain in the stomach for six months and are then removed endoscopically. During balloon treatment, and for six more months following removal of the balloons, the patient receives access to nutritional counseling and access to exclusive tools to help them achieve their weight loss goals. The ReShape Balloon was approved by the FDA in July of 2015 and has had CE-marking in Europe since 2011.

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

The following financing transactions occurred in 2017 and through  November 13, 2018 to fund the Company's operations and acquisitions:

•

On January 23, 2017, we closed an underwritten public offering consisting of units of common stock, convertible preferred stock and warrants to purchase common stock.  Gross proceeds of the offering were $19.0 million, prior to deducting underwriting discounts and commissions and offering expenses of approximately $2.5 million.

•	During 2017, common stock warrants for 267 shares of common stock were exercised by warrant holders with proceeds to the Company of $3.3 million.
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

•

On June 7, 2018 we closed a registered direct offering of shares of 2,676 shares of common stock and unregistered warrants to purchase shares of common stock for net proceeds of approximately $1.3 million, after deducting placement agent fees and other offering expenses.

•

On June 19, 2018 we closed a registered direct offering of 3,354 shares of common stock and unregistered warrants to purchase shares of common stock for net proceeds of approximately $800,000, after deducting placement agent fees and other offering expenses, including $500,000 that we used to redeem a portion of our outstanding shares of series D convertible preferred stock.

•

On July 12, 2018 we closed a registered direct offering of 8,868 shares common stock and unregistered warrants to purchase shares of common stock for net proceeds of approximately $2.3 million, after deducting placement agent fees and other offering expenses.

•

On August 3, 2018, we closed a registered direct offering of  7,143 shares of common stock and unregistered warrants to purchase shares of common stock for net proceeds of approximately $500,000, after deducting placement agent fees and other offering expenses.

•

On September 20, 2018, we closed an offering of 28,393 shares of common stock and unregistered warrants to purchase shares of common stock for net proceeds of approximately $400,000 after deducting placement agent fees and other offering expenses.

•

On October 2, 2018, we entered into a sales agreement with H.C. Wainwright & Co., LLC to act as our sales agent with respect to the issuance and sale of up to $15,000,000 of our shares of common stock from time to time in an at-the-market public offering.  Sales of the shares through Wainwright under the sales agreement may be made directly on the Nasdaq Capital Market, on any other existing trading market for the shares, to or through a market maker or through an electronic communications network, or by any other method permitted by law. In addition, if expressly authorized by us, Wainwright may also sell the shares in privately negotiated transactions. Wainwright is not required to sell any specific number or dollar amount of shares, but acts as a sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Wainwright and the Company. The shares in the at-the-market offering are sold and issued pursuant to our shelf registration statement on Form S-3 (File No. 333-225083), which was previously declared effective by the Securities and Exchange Commission, and a related prospectus. We have agreed to pay Wainwright in cash, upon each sale of shares pursuant to the sales agreement, a commission equal to 8.0% of the gross proceeds from each sale of shares and an additional management fee equal to 1.0% of the gross proceeds from the sale of shares pursuant to the sales agreement. Since entering into the sales agreement and through November 13, 2018, we sold an aggregate of 2,453,137 shares of common stock under the sales agreement at an average selling price of approximately $3.58 per share, which resulted in gross proceeds of approximately $8.8 million and net proceeds of approximately $7.8 million after payment of the sales agent commission and fees and other offering costs.

We currently are not generating revenue from operations that is significant relative to our level of operating expenses, and we do not anticipate generating revenue sufficient to offset operating costs in the short-term to mid-term. We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. Our history of operating losses, limited cash resources and lack of certainty regarding obtaining significant third-party reimbursement for ReShape vBloc or timing thereof, raise substantial doubt about our ability to continue as a going concern absent a strengthening of our cash position. As of September 30, 2018, we had $473,000 of cash and cash equivalents to fund our operations. This cash balance was supplemented with approximately $7.8 million in net proceeds under the sales agreement through November 13, 2018.

Our anticipated operations include plans to (i) continue to support clinical trial activities and development of the ReShape Vest, (ii) seek opportunities to leverage the Company’s intellectual property portfolio and custom development services to provide third party sales and licensing opportunities, (iii) continue to support and develop markets and technology related to the ReShape Balloon, (iv) continue to support the combination block/stimulation vBloc technology that can assist with type 2 diabetes, and (v) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. We believe that we have the flexibility to manage the growth of our expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.   However, we will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing in addition to the proceeds from this offering to support our operations.

Financial Overview

Revenue

We received FDA approval on January 14, 2015 for vBloc Therapy, delivered via the vBloc System, and began a controlled commercial launch at select surgical centers in the United States. We had our first commercial sales within the United States in 2015 and we recognized $292,000 in revenue.  During the year ended December 31, 2016, we recognized $787,000 in revenue.  During 2017 we recognized $1.3 million in revenue, which included $692,000 from fourth quarter ReShape Balloon sales as a result of the October 2, 2017 acquisition of ReShape Medical.   During 2018 we have noted that the market for products such as the ReShape Balloon have grown increasingly competitive.

Service revenue recognized in 2017 was comprised of custom development services provided to third parties based on our intellectual property portfolio.  Other revenue includes amounts billed to customers for shipping.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

Product Sales Revenue.   Product sales were $336,000 for the three months ended September 30, 2018 compared with $110,000 for the three months ended September 30, 2017.  The increase in sales revenue was primarily due to $328,000 of ReShape Balloon revenues resulting from the acquisition of ReShape Medical in October of 2017.  Partially offsetting this increase were decreases in sales of ReShape vBloc product of $102,000 during the three months ended September 30, 2018 compared with the three months ended September 30, 2017 due to the Company focusing its resources on products other than vBloc.

Service and Other Revenue.   During the 2017 third quarter, the Company provided certain custom development services totaling $250,000 based on its intellectual property portfolio that had been requested and contracted for by a third party.  Other revenue includes amounts billed customers for shipping ReShape Balloon product during the quarter ended September 30, 2018.

Cost of Revenue. Cost of revenue was $264,000 for the three months ended September 30, 2018, compared to $215,000 for the three months ended September 30, 2017. The increase was due to the acquisition of the Reshape Balloon business in October 2017 and the related increased sales.    The Company's gross margin percentage was 24.6% for the

three months ended September 30, 2018 as compared to 40.4% in the prior year period due to the lower margins earned on ReShape balloon sales than on either custom development services or vBloc unit sales in the prior year.  Low margins in the current year was the result of significant discounting on sales of the ReShape Balloon, much of which related to initial introduction of the product into markets outside the U.S. during 2018.

Selling,  General and Administrative Expenses.  Selling, general and administrative expenses were $6.4 million for the three months ended September 30, 2018 compared with $4.6 million for the three months ended September 30, 2017. The $1.8 million or 39% increase was the result of a $1.3 million increase related to write-downs for excess ReShape vBloc inventory components, a $632,000 increase from amortization of intangible assets recorded with the 2017 acquisitions of BarioSurg, Inc. and ReShape Medical, Inc., a $304,000 increase in occupancy, communications and shipping expenses and a $226,000 increase in stock based compensation expense.  Partially offsetting these increases were decreases of $492,000 of acquisition-related expenses and $163,000 of payroll-related expenses.

Research and Development Expenses.  Research and development expenses increased to $1.3 million for the three months ended September 30, 2018 from $1.1 million for the three months ended September 30, 2017. The increase of $143,000 or 13%, was driven by approximately $81,000 of headcount related expenses related to increased staffing related to the 2017 acquisitions and $57,000 of supplies expenses.  During the quarter increases in professional services expenses associated with the continued development of the ReShape Vest were approximately offset by decreases professional services related to other product development activities.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Product Sales Revenue.  Product sales were $1.9 million for the nine months ended September 30, 2018 compared with $243,000 for the nine months ended September 30, 2017.  The increase in sales revenue was due to $1.8 million of ReShape Balloon sales resulting from the acquisition of ReShape Medical in October of 2017.  Partially offsetting this increase were decreases in sales of ReShape vBloc product of $87,000 during the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 due to the Company focusing its resources on products other than vBloc.

Service and Other Revenue.   During the 2017 third quarter, the Company provided certain custom development services totaling $250,000 based on its intellectual property portfolio that had been requested and contracted for by a third party.  Other revenue includes amounts billed customers for shipping ReShape Balloon product during the nine months ended September 30, 2018.

Cost of Revenue. Cost of revenue was $1.7 million for the nine months ended September 30, 2018, compared to $299,000 for the nine months ended September 30, 2017. The increase was due to the acquisition of the Reshape Balloon business in October 2017 and the related increased sales.  The Company's gross margin percentage was 11.6% for the nine months ended September 30, 2018 as compared to 39.5% in the prior year period due to the lower margins earned on ReShape Balloon sales compared with either custom development services or vBloc unit sales. Low margins in the current year was the result of significant discounting on sales of the ReShape Balloon, much of which related to initial introduction of the product into markets outside the U.S. during 2018.

Selling,  General and Administrative Expenses.  Selling, general and administrative expenses were $23.1 million for the nine months ended September 30, 2018 compared with $16.1 million and for the nine months ended September 30, 2017. The $7.0 million or 44% increase included a $2.1 million increase in payroll-related expenses, including approximately $423,000 in severance costs related to the reduction in workforce initiated in March 2018.  These payroll-related increases were partially offset by reductions of approximately $1.1 million in non-cash stock compensation expense, and a decrease of $611,000 related to acquisition-related expenses incurred during the first nine months of 2017.  Other increases during the first nine months of 2018 included:   (a) a $2.6 million increase related to write-downs for excess ReShape vBloc inventory components, (b) an increase of $2.0 million from amortization of intangible assets recorded with the 2017 acquisitions of BarioSurg, Inc. and ReShape Medical, Inc., (c) an increase of $717,000 for supplies, (d) an increase of $862,000 in occupancy, communications, and shipping expenses, (e) an accrual for legal expenses of $190,000 and (f) an increase of $233,000 in travel expenses.

Research and Development Expenses.  Research and development expenses increased to $6.4 million for the nine months ended September 30, 2018 from $3.6 million for the nine months ended September 30, 2017. The increase of $2.8 million, or 78%, was driven by approximately $934,000 of headcount costs related to the acquisitions in 2017 of ReShape Medical, $809,000 of expenses related to the 57 ReShape vBloc units implanted in the first nine months of 2018 for the vBloc Now program and $1.0 million in professional fees related to continued product development activities, including a $1.4 million increase related to clinical trial and other activity related to the ReShape Vest.

Goodwill Impairment.  Based on an impairment analysis of our goodwill and intangible assets performed during the quarter ended June 30, 2018, we recorded an impairment loss of $27.2 million during the three months ended June 30, 2018, eliminating all goodwill balances related to the two acquisitions completed in 2017.  There was no impairment charge recorded relative to the definite and indefinite lived intangible assets.

Liquidity and Capital Resources

As of September 30, 2018, we had $473,000 in cash bank deposits.  While we had no short-term money market funds or other investments at September 30, 2018, we periodically invest in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Periodically, we invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.

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

During the nine months ended September 30, 2018, the Company completed a number of financing transactions involving issuance of equity instruments.  These financing transactions are summarized below.  See Footnote 10 “Stock Sales” for further information.

•

On April 3, 2018, the Company completed a registered direct offering of 6,000 shares of series D convertible preferred stock and a warrant to purchase shares of common stock for gross proceeds of $6.0 million, prior to deducting underwriting discounts and commissions and offering expenses of $900,000.

•

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

•

On June 9, 2018, the Company completed a registered direct offering of common shares priced at-the-market for gross proceeds of approximately $1.47 million. Additionally, the Company issued to the investors unregistered warrants to purchase shares of common stock for gross proceeds of approximately $30,000. The placement agent fees and other offering expenses were approximately $200,000.

•

On June 21, 2018 the Company completed a registered direct offering of common shares of common stock for gross proceeds of approximately $1.44 million. Additionally, the Company issued to the investors unregistered warrants to purchase shares of common stock for gross proceeds of approximately $60,000. The placement agent fees and other offering expenses were approximately $200,000. We used $500,000 of the proceeds to redeem a portion of the outstanding shares of our series D convertible preferred stock.

•

On July 12, 2018, the Company completed a registered direct offering of common for gross proceeds of approximately $2.55 million. Additionally, the Company issued to the investors unregistered warrants to purchase shares of common stock for gross proceeds of approximately $150,000. The placement agent fees and other offering expenses were approximately $205,000.

•

On August 3, 2018, the Company completed a registered direct offering of common shares for gross proceeds of approximately $600,000. Additionally, the Company issued to the investors unregistered warrants to purchase shares of common stock. The placement agent fees and other offering expenses were approximately $350,000.  .

•

On September 20, 2018, we closed an offering of shares of common stock and unregistered warrants to purchase shares of common stock for gross proceeds of approximately $526,000.  Placement agent fees  and other offering expenses were approximately $125,000.

In summary, during the nine months ended September 30, 2018, we received approximately $10.7 million of net proceeds through sales of common stock and warrants, sale of convertible preferred stock, and proceeds from exercise of warrants.

On October 2, 2018, we entered into a sales agreement with H.C. Wainwright & Co., LLC to act as our sales agent with respect to the issuance and sale of up to $15,000,000 of our shares of common stock from time to time in an at-the-market public offering.  Sales of the shares through Wainwright under the sales agreement may be made directly on the Nasdaq Capital Market, on any other existing trading market for the shares, to or through a market maker or through an electronic communications network, or by any other method permitted by law. In addition, if expressly authorized by us, Wainwright may also sell the shares in privately negotiated transactions. Wainwright is not required to sell any specific number or dollar amount of shares, but acts as a sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Wainwright and the Company. The shares in the at-the-market offering are sold and issued pursuant to our shelf registration statement on Form S-3 (File No. 333-225083), which was previously declared effective by the Securities and Exchange Commission, and a related prospectus. We have agreed to pay Wainwright in cash, upon each sale of shares pursuant to the sales agreement, a commission equal to 8.0% of the gross proceeds from each sale of shares and an additional management fee equal to 1.0% of the gross proceeds from the sale of shares pursuant to the sales agreement.  See Note 13-Subsequent Events.

We currently are not generating revenue from operations that is significant relative to our level of operating expenses, and we do not anticipate generating revenue sufficient to offset operating costs in the short-term to mid-term. We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. Our history of operating losses, limited cash resources and lack of certainty regarding obtaining significant third-party reimbursement for our products or timing thereof, raise substantial doubt about our ability to continue as a going concern absent a strengthening of our cash position. As of September 30, 2018, we had $473,000 of cash and cash equivalents.  On April 3, 2018, we completed a registered direct offering of shares of series D convertible preferred stock and a warrant to purchase shares of common stock resulting in net proceeds of approximately $5.1 million. Since entering into the sales agreement for our at-the-market offering on October 2, 2018 and through November 13, 2018, we sold an aggregate of 2,453,171 shares of common stock under the sales agreement at an average selling price of approximately $3.58 per share, which resulted in gross proceeds of approximately $8.8 million and net proceeds of approximately $7.8 million after payment of the sales agent commission and fees and other offering costs. We expect our current cash and cash equivalents to fund our operations through mid-first quarter of 2019.

Management is currently pursuing various funding options, including seeking additional equity financing as well as a strategic merger or other transactions to obtain additional funding or expand its product line to continue the development of, and to successfully commercialize, the ReShape Balloon and the ReShape Vest.  While the acquisition of ReShape Medical does provide incremental revenues to the Company, the cost to further develop and commercialize the ReShape Balloon is expected to significantly exceed revenues for the foreseeable future. While there can be no assurance that the Company will be successful in its efforts, the Company has a long history of raising equity financing to fund its development activities, though such equity financing has been more challenging to obtain in 2018 than it was in 2017. Should the Company be unable to obtain adequate financing in the near term, the Company's business, result of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.

Net Cash Used in Operating Activities

Net cash used in operating activities was $20.4 million during the nine months ended September 30, 2018 and net cash used in operating activities was $15.7 million for the same period in 2017.  The increase in cash usage of $4.7 million was primarily due higher research and development and SG&A spending, partially offset by increases in cash from changes in working capital.

Net Cash Used in Investing Activities

Net cash used in investing activities was $7,027 and $2.0 million for the nine months ended September 30, 2018 and 2017, primarily due to the BarioSurg acquisition in the second quarter of 2017.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $10.7 million and $37.8 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash provided by financing activities for the nine months ended September 30, 2018 was due to $12.7 million in gross proceeds from the issuance equity securities during the second quarter of 2018 related to proceeds from sales of common stock and warrants, exercises of warrants and conversions of preferred stock, as well as sales of convertible preferred stock, partially offset by financing costs of $2.0 million.  Net cash provided by financing activities for the nine months ended September 30, 2017 was due to $39.0 million in gross proceeds from the issuance equity securities on January 23, 2017 and August 16, 2017, along with $3.3 million in proceeds from the exercise of common stock warrants.  Partially offsetting these 2017 amounts were $4.5 million of expenses related to the equity offerings.

Operating Capital and Capital Expenditure Requirements

For the nine months ended September 30, 2018 and 2017, we recognized $1.9 million and $493,000 in revenue, respectively. We anticipate that we will continue to incur net losses for the next several years as we develop our products, commercialize our products, develop the corporate infrastructure required to sell our products, operate as a publicly-traded company and pursue additional applications for our technology platform.

We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. On January 23, 2017, we received $19.0 million in gross proceeds, prior to deducting offering expenses of $2.5 million, at the closing of an underwritten public offering of units consisting of common stock, convertible preferred stock and common stock warrants in order to fund our operations.  On August 16, 2017, the Company closed an underwritten public offering consisting of units of Series B Convertible Preferred Stock and warrants to purchase common stock.  Gross proceeds of the offering were $20.0 million, prior to deducting underwriting discounts and commissions and offering expenses of approximately $2.0 million.  During the nine months ended September 30, 2018, we received approximately $10.7 million of net proceeds through sales of common stock and warrants, sale of convertible preferred stock, and proceeds from exercise of warrants.

As of September 30, 2018, the Company had $473,000 of cash and cash equivalents to fund its operations. This cash balance included proceeds from the financing transactions detailed herein and approximately $1.9 million of revenue year-to-date from sales of the ReShape vBloc and Reshape Dual Balloon products.

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

During the nine months ended September 30, 2018 there were no material changes to our significant accounting policies which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

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

In February 2016 FASB issued ASU No. 2016-02 Leases (Topic 842) that changes the recognition of lease assets and lease liabilities by lessees for those leases classified as operating lease. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity. The Company intends to adopt the standard as required January 1, 2019 using the modified retrospective method and, in so doing, expects to record operating lease right-of-use assets and liabilities on its consolidated balance sheet on the date of adoption.  The Company expects that the impact on its consolidated statement of operations will be immaterial with respect to its current lease obligations.

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

On August 17, 2018, the Securities and Exchange Commission (SEC) issued a final rule 22 that amended certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded.  The final rule was issued as part of the SEC Division  of Corporation Finance’s overall effort to improve the effectiveness of the SEC’s financial reporting requirements and to implement certain elements of the Fixing America’s Surface Transportation Act.  The Company believes that the impact of the new rule will be that the Company will be required to include a consolidated statement of shareholder’s equity with its interim financial statements beginning with the quarter ending March 31, 2019.

There have been no other significant changes in recent accounting pronouncements during the nine months ended September 30, 2018 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM  3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash and cash equivalents. As of September 30, 2018, we had $473,000 in cash and cash equivalents. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio, if any, are not leveraged, are classified as either available for sale or held-to-maturity and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

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

Based on their evaluation as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2018 due to the material weakness in internal control over financial reporting related to the design of internal controls over accounting for acquisition-related deferred income taxes.

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

Material Weakness Remediation Activities

To remediate the material weakness in our internal control over financial reporting described above, we have engaged our external income tax service provider to specifically analyze deferred income tax attributes of acquisitions and other significant transactions and to perform such analysis as promptly as possible after such transactions.  In addition, we have engaged our external income tax service provider to analyze our deferred income tax assets and liabilities as of September 30, 2018.  Once these processes have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated and our internal controls over financial reporting are effective, we will consider this material weakness fully addressed.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Du.  On February 28, 2017, the Company received a class action and derivative complaint filed on February 24, 2017 in U. S. District Court for the District of Delaware by Vinh Du, one of the Company’s shareholders. The complaint named as defendants ReShape Lifesciences, the board of directors and four members of our senior management, namely, Scott Youngstrom, Nick Ansari, Peter DeLange and Paul Hickey, and contained a purported class action claim for breach of fiduciary duty against the board of directors and derivative claims for breach of fiduciary duty against the board of directors and unjust enrichment against our senior management.  The allegations in the complaint related to the increase in the number of shares authorized for grant under our Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”), which was approved by our shareholders at the Special Meeting of Shareholders held on December 12, 2016 (the “Special Meeting”), and to our subsequent grant of stock options on February 8, 2017, to the Company’s Directors and senior management to purchase an aggregate of 521 shares of our common stock (the “Option Grants”).  In the complaint, the plaintiff contended that (i) the number of shares authorized for grant under the Plan, as adjusted by the board of directors after the Special Meeting for the subsequent recapitalization of the Company, resulted from an alleged breach of fiduciary duties by the board of directors, and (ii) our senior management was allegedly unjustly enriched by the subsequent Option Grants.  The plaintiff sought relief in the form of an order rescinding the Plan as approved by the shareholders at the Special Meeting, an order cancelling the Option Grants, and an award to plaintiff for his costs, including fees and disbursements of attorneys, experts and accountants.  The parties have reached an agreement-in-principle concerning the proposed settlement of this matter, which was filed with the court on August 13, 2018. The court has scheduled a hearing for December 17, 2018 to decide if the settlement will be approved. The terms of the settlement require us to (i) rescind and cancel the Option Grants, with the exception of options that were already rescinded when certain individuals left the company in the last fiscal quarter of 2017, (ii) amend the Plan to add a provision establishing the maximum total annual equity compensation for non-employee directors and to seek stockholder approval of this amendment at the Company’s next annual meeting of stockholders, and (iii) proportionally adjust all share reserves and limitations in the Plan (and any other equity compensation plan for the company) in connection with any future split of the company’s stock during the next five years unless otherwise brought to and approved by stockholder vote.  During the quarter ended June 30, 2018, the Company recorded an accrued liability and legal expense for $190,000 representing a probable and currently estimable settlement amount for this matter.

Fulfillium. On April 20, 2017, Fulfillium, Inc. filed a complaint against ReShape Medical, Inc. (which the Company acquired in October 2017 and which is now a wholly owned subsidiary of the Company) in the U.S. District Court for the District of Delaware, which alleged misappropriation of trade secrets and infringement of two U.S. Patents (“Fulfillium I”).  On July 28, 2017, ReShape Medical moved to dismiss both the trade secret claim and certain aspects of the patent infringement claim, and to transfer the litigation to the U.S. District Court for the Central District of California.  On October 16, 2017, the Court granted ReShape Medical’s motion to dismiss the trade secret and willful infringement claims, and ordered the case transferred to the U.S. District Court for the Central District of California.  Fulfillium twice amended its complaint, narrowing its original trade secret claim and adding further patent infringement claims and additional parties. On June 4, 2018, ReShape Medical filed a motion to dismiss the patent infringement claims for lack of standing, which the Court granted on July 5, 2018.  On August 10, 2018, the Court dismissed without prejudice the trade secret claim for lack of subject matter jurisdiction and terminated the case.  Fulfillium has appealed these dismissals and ReShape Medical has appealed the grant and denial of certain attorney fee awards.  On July 20, 2018, Fulfillium filed a new complaint against ReShape Lifesciences, Inc. (and its wholly owned subsidiary ReShape Medical LLC) in the U.S. District Court for the Central District of California (“Fulfillium II”) reasserting the patent infringement claims asserted in Fulfillium I.  On August 15, 2018, Fulfillium amended its complaint in Fulfillium II to reassert the trade secret misappropriation claim asserted in Fulfillium I against ReShape Medical LLC and others.  On September 7, 2018, Fulfillium filed a complaint in California state court alleging the same trade secret misappropriation claim asserted in both Fulfillium I and Fulfillium II.  On November 7, 2018, the Court dismissed the non-Company parties from Fulfillium II.  On April 20, 2018, ReShape Medical filed Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (the “PTAB”) to have all claims of both of the originally asserted Fulfillium patents canceled as unpatentable over various combinations of prior art.  On November 6, 2018, the PTAB denied those petitions.  The Company intends to continue to vigorously defend itself against Fulfillium’s claims.  We currently are unable to estimate a loss or range of loss for this matter.

Alpha and Iroquois.  On July 12, 2018, Alpha Capital Anstalt (“Alpha”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York.  In August 2017, Alpha acquired shares of the Company’s series B convertible preferred stock and warrants to purchase shares of the Company’s common stock in an underwritten public offering. Pursuant to the terms of the series B convertible preferred stock and warrants, the conversion price of the series B convertible preferred stock and exercise price of the warrants was subject to adjustment in the case of, among other things, dilutive issuances of securities by the Company. The complaint alleges breach of contract, claiming that the Company should have adjusted the conversion price of the series B convertible preferred stock and exercise price of the warrants to not less than $420.00 per share, rather than the $1,575.00 per share to which the Company actually adjusted such conversion price and exercise price, in connection with its registered direct offering of series D convertible preferred stock and warrants to purchase common stock that it completed and announced in April 2018.  Alpha seeks declaratory relief, damages of not less than approximately $3.6 million (less the proceeds of actual sales of the Company’s common stock made by Alpha) and attorneys’ fees.  The Company believes the claims alleged are without merit and intends to vigorously protect and defend itself. However, we are currently unable to estimate a loss or range of loss for this matter.

On July 26, 2018, Iroquois Capital Investment Group, LLC and Iroquois Master Fund, Ltd. filed a complaint against the Company in the U.S. District Court for the Southern District of New York, with substantially the same claims and seeking substantially the same relief as Alpha’s complaint described above, except that Iroquois claims that the conversion price of the series D convertible preferred stock and exercise price of the warrants should have been adjusted to $189.00 per share, and Iroquois is claiming damages estimated to exceed $5 million. The Company believes the claims alleged are without merit and intends to vigorously protect and defend itself.  However, we are currently unable to estimate a loss or range of loss for this matter.

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

ITEM  1A.    RISK FACTORS

Except for the addition of the risk factors shown below or as set forth in the “Risk Factors” section included in Part II, Item 1.A. of our Quarterly Report on Form 10-Q filed with the SEC August 20, 2018, there have been no material changes to the risk factors set forth in Item 1.A Risk Factors our Annual Report on Form 10-K filed on April 2, 2018.

We received a written notice from Nasdaq that it has determined to delist our common stock from the Nasdaq Stock Market.

On October 29, 2018, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market notifying the Company that Nasdaq has determined to delist the Company’s securities pursuant to Nasdaq’s discretionary authority under Listing Rule 5101 and the Company’s failure to maintain compliance with the minimum bid price requirement under Listing Rule 5550(a)(2) (the “Bid Price Rule”). Ordinarily, under the Nasdaq rules, the Company would be provided a compliance period of 180 days in which to regain compliance. However, Nasdaq has determined to apply additional or more stringent criteria and delist the Company’s securities pursuant to Listing Rule 5101. Nasdaq’s determination is based on public interest concerns raised by the Company’s issuances of common stock from the exercise and conversion of convertible preferred stock and warrants resulting in substantial dilution for its common stockholders, non-compliance with the Bid Price Rule and numerous reverse stock splits. In addition, Nasdaq considered the low current price of the Company’s common stock.

In addition, as previously disclosed by the Company, on August 22, 2018, Nasdaq notified the Company that it failed to comply with Listing Rule 5250(e) on four separate occasions during the period June through August 2018. Listing Rule 5250(e) requires a company to file a Notification Form Listing of Additional Shares at least 15 days prior to the issuance or potential issuance of common stock greater than 10% of the total shares outstanding. In each case, the Company either filed the notification shortly before or after the transaction in violation of Listing Rule 5250(e). As a result, these violations each serve as an additional basis for delisting.

The Company intends to appeal Nasdaq’s decision to a hearings panel pursuant to the procedures set forth in the Nasdaq rules, which would stay the suspension of the Company’s securities pending the hearing panel’s decision.  The Company can provide no assurance that, following the hearing, the hearings panel will grant the

Company’s request for continued listing or that the Company can maintain compliance with the other Nasdaq Listing Rules.

 If we are delisted from Nasdaq, our common stock may be eligible for trading on an over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our common stock, it may be extremely difficult or impossible for stockholders to sell their shares of common stock. Moreover, if we are delisted from Nasdaq, but obtain a substitute listing for our common stock, it will likely be on a market with less liquidity, and therefore experience potentially more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their shares of common stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our common stock is delisted from Nasdaq, the price of our common stock is likely to decline. A delisting of our common stock from Nasdaq could also adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors or employees.

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

We currently are not generating revenue from operations that is significant relative to our level of operating expenses, and we do not anticipate generating revenue sufficient to offset operating costs in the short-term to mid-term. We have financed our operations to date principally through the sale of equity securities, debt financing and interest earned on investments. Our history of operating losses, limited cash resources and lack of certainty regarding obtaining significant third-party reimbursement for our products or timing thereof, raise substantial doubt about our ability to continue as a going concern absent a strengthening of our cash position. As of September 30, 2018, we had $473,000 of cash and cash equivalents.  On April 3, 2018, we completed a registered direct offering of shares of series D convertible preferred stock and a warrant to purchase shares of common stock resulting in net proceeds of approximately $5.1 million. Since entering into the sales agreement for our at-the-market offering on October 2, 2018 and through November 13, 2018, we sold an aggregate of 2,543,171 shares of common stock under the sales agreement at an average selling price of approximately $3.58 per share, which resulted in gross proceeds of approximately $8.8 million and net proceeds of approximately $7.7 million after payment of the sales agent commission and fees and other offering costs. We expect our current cash and cash equivalents to fund our operations through mid-first quarter 2019.

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

As of November 8, 2018 following our 1-for-140 reverse stock split, we had outstanding 955,889 shares of common stock. In addition, as of that date we had outstanding warrants to acquire 126,380 shares of common stock, options to acquire 4,177 shares of common stock and shares of convertible preferred stock convertible into an aggregate of 61,328 shares of common stock. The issuance of shares of common stock upon the exercise of warrants or options or conversion of preferred stock would dilute the percentage ownership interest of all stockholders, might dilute the book value per share of our common stock and would increase the number of our publicly traded shares, which could depress the market price of our common stock.

In addition, a substantial number of our outstanding warrants and shares of convertible preferred stock contain so-called full-ratchet anti-dilution provisions which, subject to limited exceptions, would reduce the exercise price of the warrants (but not increase the number of shares issuable) and reduce the conversion price of the convertible preferred stock (and increase the number of shares issuable) in the event that we in the future issue common stock, or securities convertible into or exercisable to purchase common stock, at a lower price per share, to such lower price. Of our outstanding warrants as of November 8, 2018, warrants exercisable to purchase 86,567 shares of common stock with an exercise price of $2.80 per share contained a full-ratchet anti-dilution provision, and shares of convertible preferred stock convertible into 56,786 shares of common stock at a conversion price of $2.80 per share contained a full-ratchet anti-dilution provision.. These full ratchet anti-dilution provisions would be triggered by the future issuances by us of shares of our common stock or common stock equivalents at a price per share below the then-exercise price of the warrants and the then-conversion price of the convertible preferred stock, subject to limited exceptions. In the event of a liquidation, the holders of shares of series C convertible preferred stock are entitled to be paid, before any payments are to be made to the holders of common stock or any other series of preferred stock, an amount per share equal to the greater of (i) $5,772.4254 per share (on an as-converted-to-common stock basis), or an aggregate of approximately $26.2 million, plus any dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of series C convertible preferred stock been converted to common stock immediately prior to such liquidation.

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

Unregistered Sales of Equity Securities

Other than as previously reported in our Current Reports on Form 8-K filed on July 12, 2018, August 2, 2018 and September 26, 2018, during the period covered by this report, we did not sell any securities which were not registered under the Securities Act of 1933, as amended.

Uses of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities

None.

ITEM  3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5.       OTHER INFORMATION

None.

ITEM  6.       EXHIBITS

Exhibit Numbers	Description of Document

1.1

Placement Agency Agreement dated as of September 17, 2018 between ReShape Lifesciences Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2018).

4.1

 Form of Common Stock Purchase Warrant issued in connection with Securities Purchase Agreement dated July 10, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2018).

4.2

 Form of Placement Agent Warrant issued in connection with Securities Purchase Agreement dated July 10, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2018).

4.3

 Form of Common Stock Purchase Warrant issued in connection with Securities Purchase Agreement dated August 2, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018.

4.4

Form of Placement Agent Warrant issued in connection with Securities Purchase Agreement dated August 2, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018.

4.5

 Form of Common Stock Purchase Warrant issued in connection with Placement Agency Agreement dated September 17, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2018.

4.6

Form of Placement Agent Warrant issued in connection with Placement Agency Agreement dated September 17, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2018).

10.1

 Form of Securities Purchase Agreement, dated July 10, 2018, by and between ReShape Lifesciences Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2018).

10.2

 Form of Securities Purchase Agreement, dated August 2, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Numbers	Description of Document
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: November 14, 2018