Form 10-Q
period 2019-03-31
ReShape Lifesciences Inc.
filed 2019-05-20
CIK 1371217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Exchange on which Registered
Common stock, $0.01 par value per share	RSLS	OTCQB Market

As of May 9, 2019,  11,055,233  shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share amounts; unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,828	$5,548
Accounts and other receivables (net of allowance for bad debts of $345 at March 31, 2019 and $236 at December 31, 2018)	3,919	917
Finished goods inventory	1,025	985
Prepaid expenses and other current assets	2,460	1,269
Total current assets	9,232	8,719
Property and equipment, net	47	64
Operating lease right-of-use assets (Note 6)	1,070	—
Other intangible assets, net	36,511	36,927
Other assets	563	563
Total assets	$47,423	$46,273
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,554	$6,456
Embedded derivative liability (Note 5)	481	—
Subordinated convertible debentures (Note 5)	1,504	—
Asset purchase consideration payable, current (Note 5)	1,931	1,907
Operating lease liabilities, current (Note 6)	374	—
Total current liabilities	11,844	8,363
Asset purchase consideration payable, noncurrent (Note 5)	4,462	4,403
Operating lease liabilities, noncurrent (Note 6)	700	—
Deferred income taxes	1,844	1,844
Total liabilities	18,850	14,610
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized:
Series B convertible preferred stock, $0.01 par value; 3 and 159 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Series C convertible preferred stock, $0.01 par value; 95,388 shares issued and outstanding at March 31, 2019 and December 31, 2018	1	1
Series E convertible preferred stock, $0.01 par value; 1,192,000 and zero shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	12	—
Common stock, $0.01 par value; 275,000,000 shares authorized at March 31, 2019 and December 31, 2018; 7,703,233 and 8,770,433 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	77	88
Additional paid-in capital	451,949	450,564
Accumulated deficit	(423,466)	(418,990)
Total stockholders’ equity	28,573	31,663
Total liabilities and stockholders’ equity	$47,423	$46,273

See accompanying notes to condensed consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Operations

(dollars in thousands, except per share amounts; unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$3,074	$139
Cost of revenue	843	60
Gross profit	2,231	79
Operating expenses:
Selling, general and administrative	5,421	6,336
Research and development	1,056	2,500
Total operating expenses	6,477	8,836
Operating loss	(4,246)	(8,757)
Other expense (income), net:
Interest expense, net	103	1
Warrant expense	130	—
Other, net	(3)	1
Loss from continuing operations before income taxes	(4,476)	(8,759)
Income tax benefit	—	1,382
Loss from continuing operations	(4,476)	(7,377)
Loss from discontinued operations, net of tax	—	(3,856)
Net loss attributable to common shareholders	(4,476)	(11,233)
Net loss per share - basic and diluted:
Continuing operations	$(0.54)	$(500.40)
Discontinued operations	—	(261.57)
Net loss per share - basic and diluted	$(0.54)	$(761.97)
Shares used to compute basic and diluted net loss per share	8,242,451	14,742

See accompanying notes to condensed consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity

(dollars in thousands; unaudited)

	Three Months Ended March 31, 2019
	Series B Convertible		Series C Convertible		Series E Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2018	159	$—	95,388	$1	—	$—	8,770,433	$88	$450,564	$(418,990)	$31,663
Net loss	—	—	—	—	—	—	—	—	—	(4,476)	(4,476)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,256	—	1,256
Warrant expense	—	—	—	—	—	—	—	—	130	—	130
Conversion of common stock into convertible preferred stock	—	—	—	—	1,192,000	12	(1,192,000)	(12)	—	—	—
Conversion of convertible preferred stock into common stock	(156)	—	—	—	—	—	124,800	1	(1)	—	—
Balance March 31, 2019	3	$—	95,388	$1	1,192,000	$12	7,703,233	$77	$451,949	$(423,466)	$28,573

	Three Months Ended March 31, 2018
	Series B Convertible		Series C Convertible		Series E Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2017	6,055	$—	95,388	$1	—	$—	14,742	$—	$411,125	$(334,759)	$76,367
Net loss	—	—	—	—	—	—	—	—	—	(11,233)	(11,233)
Stock-based compensation expense	—	—	—	—	—	—	—	—	740	—	740
Balance March 31, 2018	6,055	$—	95,388	$1	—	$—	14,742	$—	$411,865	$(345,992)	$65,874

See accompanying notes to condensed consolidated financial statements

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands; unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,476)	$(11,233)
Loss from discontinued operations, net of tax		3,856
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	17	74
Amortization of intangible assets	416	34
Noncash interest expense	104	—
Stock-based compensation	1,256	740
Warrant expense	130	—
Deferred income tax benefit	—	(1,382)
Other noncash items	4	(1)
Change in operating assets and liabilities:
Accounts and other receivables	(3,002)	(474)
Inventory	(40)	(67)
Prepaid expenses and other current assets	(1,191)	(255)
Other assets	—	758
Accounts payable and accrued liabilities	1,083	1,739
Net cash used in operating activities - continuing operations	(5,699)	(6,211)
Net cash used in operating activities - discontinued operations	—	(3,110)
Net cash used in operating activities	(5,699)	(9,321)
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of subordinated convertible debentures	2,000	—
Payments of financing costs	(21)	—
Net cash provided by financing activities - continuing operations	1,979	—
Net cash provided by financing activities	1,979	—
Net decrease in cash and cash equivalents	(3,720)	(9,321)
Cash and cash equivalents at beginning of period	5,548	10,163
Cash and cash equivalents at end of period	$1,828	$842
Noncash investing and financing activities:
Conversion of common stock to convertible preferred stock	$12	$—
Conversion of convertible preferred shares to common stock	1	—
Embedded derivative liability recorded as discount on subordinated convertible debentures	481	—

See accompanying notes to condensed consolidated financial statements.

ReShape Lifesciences Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts; unaudited)

(1)  Basis of Presentation

The accompanying interim condensed consolidated financial statements and related disclosures of Reshape Lifesciences Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

In the opinion of management, the interim consolidated condensed financial statements reflect all adjustments considered necessary for a fair statement of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable, accounts payable and certain accrued and other liabilities approximate fair value due to their short-term maturities. Refer to Note 5 regarding the fair value of debt instruments.

Net Loss Per Share

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,
	2019	2018
Stock options outstanding	4,206	1,634
Common shares underlying subordinated convertible debentures	11,827,957	—
Common shares underlying convertible preferred stock	131,743	5,797
Warrants to purchase common stock	15,304,721	6,811

Recent Accounting Pronouncements

New accounting standards adopted by the Company in 2019 are discussed below or in the related notes, where appropriate.

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02 Leases (Topic 842) that amended the guidance on leases. The amendment improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. The guidance was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Reporting entities could elect to adjust comparative periods and record the cumulative effect adjustment at the beginning of the earliest comparative period, or to not adjust comparative periods and record the cumulative effect adjustment at the effective date.

The Company adopted the new guidance as of the effective date of January 1, 2019 using the modified retrospective approach with no adjustments to the comparative period presented in the financial statements. In addition, the Company elected the package of practical expedients permitted under the transition guidance to not reassess (1) whether any expired or existing contracts are, or contain, leases, (2) the lease classification for expired or existing leases, and (3) initial direct costs for existing leases.

The adoption of the guidance resulted in the recognition of right-of-use ("ROU") assets and lease liabilities for operating leases of $1,176 as of January 1, 2019. The guidance did not have an impact on the Company's Condensed Consolidated Statements of Operations or Cash Flows. See Note 6 for disclosures related to the Company's leases.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which is intended to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance effective January 1, 2019. The adoption of this guidance had no effect on the Company’s consolidated financial statements as there were no share-based payment transactions with nonemployees in 2018 and such transactions in prior years, all of which had an established measurement date, were not material.

New accounting standards not yet adopted are discussed below.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU is effective for the Company on January 1, 2020. Early adoption of the ASU is permitted. The Company is evaluating the effects of ASU 2018-15 on its consolidated financial statements.

(2)  Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company currently is not generating revenue from operations that is significant relative to its level of operating expenses, and does not anticipate generating revenue sufficient to offset operating costs in the short-term to mid-term. The Company’s history of operating losses, limited cash resources and lack of certainty regarding obtaining significant third-party reimbursement for its products, raise substantial doubt about its ability to continue as a going concern. As of March 31, 2019, the Company had $1,828 of cash and cash equivalents.

The Company’s anticipated operations include plans to (i) continue to integrate the sales and operations of the Company with the Lap-Band product line acquired in December 2018; (ii) continue development of the ReShape Vest, (iii) seek opportunities to leverage the Company’s intellectual property portfolio and custom development services to provide third party sales and licensing opportunities, and (iv) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.  However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional equity or debt financing to support its operations.

Management is currently pursuing various funding options, including seeking additional equity or debt financing as well as a strategic merger or other transaction to obtain additional funding to support the expansion of Lap-Band product sales and to continue the development of, and to successfully commercialize, the ReShape Vest. While the acquisition of the Lap-Band product line does provide incremental revenues to the Company, the cost to support the European clinical trial of the ReShape Vest is expected to exceed revenues for the foreseeable future. While there can be no assurance that the Company will be successful in its efforts, the Company has a long history of raising equity financing to fund its development activities. Should the Company be unable to obtain adequate financing in the near term, the Company’s business, result of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.

(3)     Discontinued Operations

During the fourth quarter of 2018, the Company sold substantially all of the assets exclusively related to its ReShape Balloon product line, which consisted of inventory, property and equipment and the related intellectual property underlying the intangible assets. The operating results of the ReShape Balloon product line have been reflected as discontinued operations in the Condensed Consolidated Financial Statements. In addition, the cash flows associated with discontinued operations are presented separately in the accompanying Condensed Consolidated Statements of Cash Flows.

There were no assets associated with the ReShape Balloon product line at March 31, 2019 and December 31, 2018. The components of loss from discontinued operations for the three months ended March 31, 2018 consisted of the following:

Three Months Ended March 31, 2018
Total revenue	$811
Loss from discontinued operations before income taxes	(3,856)
Income tax benefit	—
Loss from discontinued operations, net of tax	$(3,856)

(4)  Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following:

Accounts and other receivables, net:

	March 31,	December 31,
	2019	2018
Accounts receivable	$233	$510
Receivables, Apollo	3,686	407
Total accounts and other receivables	$3,919	$917

Prepaid expenses and other current assets:

	March 31,	December 31,
	2019	2018
Prepaid contract research organization expenses	$1,627	$1,064
Prepaid insurance	659	58
Other current assets	174	147
Total prepaid expenses and other current assets	$2,460	$1,269

Accounts payable and accrued liabilities:

	March 31,	December 31,
	2019	2018
Accounts payable	$2,622	$1,558
Payables, Apollo	1,266	69
Professional service related expenses	2,561	3,095
Payroll related expenses	685	1,146
Other accrued liabilities	420	588
Total accounts payable and accrued liabilities	$7,554	$6,456

In connection with the Company’s December 2018 acquisition of the Lap-Band product line from Apollo Endosurgery, Inc. (“Apollo”), the Company entered into transition services, supply and distribution agreements with Apollo. The receivables from, and payables to, Apollo are primarily related to services performed by Apollo under these agreements. For a period of up to six months, Apollo takes and fills the Company’s Lap-Band product orders and collects invoices for such orders on the Company’s behalf. In addition, for a period of up to 24 months, Apollo issues purchase orders and procures certain accessory Lap-Band products from third-party suppliers on the Company’s behalf. Remittances from and to Apollo are subject to a reconciliation of the credits/charges for services performed under the agreements.

(5)  Debt

Asset Purchase Consideration Payable

The asset purchase consideration payable related to the Company’s December 2018 acquisition of the Lap-Band product line from Apollo was initially recorded at net present value using a discount rate of 5.1%. The asset purchase consideration payable is secured by a first security interest in substantially all of the Company’s assets. At March 31, 2019, the aggregate carrying value of the current and noncurrent asset purchase consideration payable of $6,393, as adjusted for accretion of interest, and due to the first security interest held by Apollo, approximates fair value.

Convertible Subordinated Debentures

On March 29, 2019, the Company completed a private placement with certain healthcare focused institutional investors for the sale of secured subordinated original issue discount convertible debentures (“debentures”) for a purchase price of $2,000. The debentures are due June 28, 2019 and have a face amount of $2,200, reflecting a 10% original issue discount. At any time after June 28, 2019, if the debentures have not been repaid, subject to certain investor ownership limitations, the debentures will be convertible into shares of common stock at a conversion price equal to the lesser of $0.33 and 80% of the average of the lowest two volume weighted average prices of the Company’s common stock during the 20 trading days prior to conversion.

The Company analyzed the conversion features embedded in the debentures and determined that bifurcation and liability classification was required under ASC 815 due to the variable number of shares issuable upon conversion. The fair value of the bifurcated embedded conversion features was determined to be $481 as of the issuance date using a Monte Carlo model and primarily Level 3 inputs and was recorded as additional debt discount and an embedded derivative liability. As the Company did not elect the fair value option for the debentures, the initial carrying amount of the debentures, net of discounts and deferred financing costs of $1,483, will be accreted to the face amount over the term to maturity. The embedded derivative liability will be recorded at fair value at each reporting date.

As collateral for the Company’s obligations under the debentures, the Company has granted the debenture holders a security interest in all of the assets of the Company and its subsidiary, which is subordinated to the Company’s obligation to Apollo for the remaining asset purchase consideration. In connection with the financing, the Company amended the exercise price of warrants to purchase up to 8 million shares of common stock held by the investors that were issued on November 28, 2018 from $1.50 per share to $0.01 per share. The value attributable to the exercise price reduction of $130 was recorded in Warrant Expense and was estimated using the Black Scholes option pricing model using a risk-free interest rate of 2.2%, an expected term of 4.7 years, expected dividends of zero and expected volatility of 204.4%.

(6)  Leases

On the date of adoption of Topic 842, the Company had noncancelable operating leases for office and warehouse space in San Clemente, California and noncancelable operating leases for certain office equipment that expire at various dates through 2022. The Company does not have any short-term leases or financing lease arrangements and there have been no lease modifications. Certain of the Company’s equipment leases include variable lease payments that are adjusted periodically based on actual usage. Lease and non-lease components are accounted for separately.

Operating lease costs for the three months ended March 31, 2019 were $120.  Variable lease costs were not material for the three months ended March 31, 2019.

Supplemental information related to operating leases was as follows:

Balance Sheet Information at March 31, 2019
Operating lease ROU assets	$1,070

Operating lease liabilities, current portion	$374
Operating lease liabilities, long-term portion	700
Total operating lease liabilities	$1,074

Cash Flow Information for the Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of operating leases liabilities	$116

Maturities of operating lease liabilities at March 31, 2019 were as follows:

Twelve months ending March 31,
2020	$419
2021	328
2022	333
2023	83
Total lease payments	1,163
Less: imputed interest	89
Total lease liabilities	$1,074

Weighted-average remaining lease term at end of period (in years)	3.0
Weighted-average discount rate at end of period	5.1%

Disclosures related to periods prior to adopting the new lease guidance

Future minimum lease commitments under noncancelable operating leases as of December 31, 2018 were as follows:

Year ending December 31,
2019	$449
2020	332
2021	331
2022	166
Total	$1,278

(7)  Equity

February 2019 Conversion of Common Stock into New Series of Convertible Preferred Stock

On February 1, 2019, pursuant to an exchange agreement with Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”) 1,192,000 shares of the Company’s common stock were exchanged for an aggregate of 1,192,000 shares of series E convertible preferred stock, par value $0.01 per share (“Series E Preferred Stock”) in a noncash transaction. Each share of Series E Preferred Stock was convertible into one share of common stock at Sabby’s election. In April 2019, all shares of Series E Preferred Stock were converted into an equal number of shares of common stock.

Conversion of Series B Convertible Preferred Stock into Common Stock

During the three months ended March 31, 2019, 156 shares of Series B convertible preferred stock (“Series B Preferred Stock”) were converted into 124,800 shares of common stock. At March 31, 2019, the remaining 3 shares of Series B Preferred stock are convertible into 2,400 shares of common stock.

(8) Revenue Disaggregation and Operating Segments

The following table presents the Company’s revenue disaggregated by product and geography:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	U.S.	OUS *	Total	U.S.	OUS	Total
Lap-Band product	$3,066	$8	$3,074	$—	$—	$—
ReShape vBloc product	—	—	—	139	—	139
Total	$3,066	$8	$3,074	$139	$—	$139

*All revenues outside the United States for the three months ended March 31, 2019 were in Canada.

As described in Note 4 of the Company's Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2018, the Company acquired the Lap-Band product line in December 2018.  As a result of the acquisition of the Lap-Band product line, the Company is longer actively marketing the ReShape vBloc product.

Operating Segments

As described in Note 2 of the Company's Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2018, the Company’s operating segments consist of the Lap-Band segment, the ReShape Vest segment and the ReShape vBloc segment. These operating segments are reported based on the financial information provided to the Chief Operating Decision Maker (the Chief Executive Officer, or “CODM”).

The Company’s CODM evaluates segment performance based on gross profit. Gross profit for the Lap-Band segment was $2,231 and $0 for the three months ended March 31, 2019 and 2018, respectively. Gross profit for the ReShape vBloc product was $0 and $79, the three months ended March 31, 2019 and 2018, respectively. There were no revenues or gross profit recorded for the ReShape Vest operating segment for the three months ended March 31, 2019 and 2018 because the ReShape Vest is still in the development stage. The Company’s CODM does not use operating segment assets information to allocate resources or to assess performance of the operating segments and thus total segment assets have not been disclosed.

(9) Income Taxes

No income tax expense or benefit was recorded for the three months ended March 31, 2019 due to the valuation allowance on deferred tax assets. The income tax benefit of $1,382 recorded for the three months ended March 31, 2018 reflects the tax impact of the net operating loss in the period which have an indefinite carryover period.  A portion of these net operating losses were supported by expected taxable income from the reversal of indefinite life intangibles, such that they are more likely than not to be realized.

(10)  Stock-based Compensation

Stock-based compensation expense related to stock options issued under the ReShape Lifesciences Inc. Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”) and as inducement grants for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended
	March 31,
	2019	2018
Selling, general and administrative	$1,223	$682
Research and development	33	58
Total	$1,256	$740

As of March 31, 2019, there was approximately $5,103 of total unrecognized compensation costs related to unvested stock option awards, which are expected to be recognized over a weighted-average period of 2.5 years.

There were no stock options granted or exercised during the three months ended March 31, 2019 and 2018.

(11)  Commitments and Contingencies

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

Litigation

Fulfillium. On April 20, 2017, Fulfillium, Inc. filed a complaint against ReShape Medical, Inc. (which the Company acquired in October 2017 and which is now a wholly owned subsidiary of the Company) in the U.S. District Court for the District of Delaware, which alleged misappropriation of trade secrets and infringement of two U.S. Patents (“Fulfillium I”). On July 28, 2017, ReShape Medical moved to dismiss both the trade secret claim and certain aspects of the patent infringement claim, and to transfer the litigation to the U.S. District Court for the Central District of California. On October 16, 2017, the Court granted ReShape Medical’s motion to dismiss the trade secret and willful infringement claims, and ordered the case transferred to the U.S. District Court for the Central District of California. Fulfillium twice amended its complaint, narrowing its original trade secret claim and adding further patent infringement claims and additional parties. On June 4, 2018, ReShape Medical filed a motion to dismiss the patent infringement claims for lack of standing, which the Court granted on July 5, 2018. On August 10, 2018, the Court dismissed without prejudice the trade secret claim for lack of subject matter jurisdiction and terminated the case. Fulfillium has appealed these dismissals and ReShape Medical has appealed the grant and denial of certain attorney fee awards. On July 20, 2018, Fulfillium filed a new complaint against ReShape Lifesciences, Inc. (and its wholly owned subsidiary ReShape Medical LLC) in the U.S. District Court for the Central District of California (“Fulfillium II”) reasserting the patent infringement claims asserted in Fulfillium I. On August 15, 2018, Fulfillium amended its complaint in Fulfillium II to reassert the trade secret misappropriation claim asserted in Fulfillium I against ReShape Medical LLC and others. On September 7, 2018, Fulfillium filed a complaint in California state court alleging the same trade secret misappropriation claim asserted in both Fulfillium I and Fulfillium II. On November 7, 2018, the Court dismissed the non-Company parties from Fulfillium II. On April 20, 2018, ReShape Medical filed Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (the “PTAB”) to have all claims of both of the originally asserted Fulfillium patents canceled as unpatentable over various combinations of prior art. On November 6,

2018, the PTAB denied those petitions. The parties held a mediation on April 9, 2019, but were unable to resolve the matter. The Company intends to continue to vigorously defend itself against Fulfillium’s claims. We currently are unable to estimate the losses or range of loss for these two matters.

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

Except as disclosed in the foregoing paragraphs, the Company is not currently a party to any litigation and the Company is not aware of any pending or threatened litigation against it that is reasonably possible to have a material adverse effect on the Company’s business, operating results or financial condition. The medical device industry in which the Company operates is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, the Company may be involved in various legal proceedings from time to time.

Product Liability Claims

The Company is exposed to product liability claims that are inherent in the testing, production, marketing and sale of medical devices. Management believes any losses that may occur from these matters are adequately covered by insurance, and the ultimate outcome of these matters will not have a material effect on the Company’s financial position or results of operations. The Company is not currently a party to any product liability litigation and is not aware of any pending or threatened product liability litigation that is reasonably possible to have a material adverse effect on the Company’s business, operating results or financial condition.

ITEM  2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Except for the historical information contained herein, the matters discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "could," "intends," "might," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in the "Risk Factors" section included in Item 1A of our Annual Report on Form 10-K filed on May 16, 2019.

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

 Financial Overview

Results of Operations – Continuing Operations

Revenue. Revenue for the three months ended March 31, 2019 of  $3.1 million consisted of sales of our Lap-Band product which we acquired in December 2018. For the three months ended March 31, 2018, revenue was comprised of $0.1 million of sales of our ReShape vBloc product. Following our acquisition of the Lap-Band product line in December 2018,  we  are no longer actively marketing the ReShape vBloc product. There has been no revenue recorded for the ReShape Vest as the product is still in the development stage.

Gross profit. Gross profit was  $2.2 million for the three months ended March 31, 2019 compared to $0.1 million for the three months ended March 31, 2018.  Gross profit in the first quarter of 2019 reflects cost of sales associated with the established Lap-Band product line, as compared with cost of sales for the ReShape vBloc product in the first quarter of 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.9 million to $5.4 million during three months ended March 31, 2019 from $6.3 million for the three months ended March 31 2018. The decrease was primarily due to a provision of $1.0 million recorded in the first quarter of 2018 to write down excess ReShape vBloc inventory components.

Research and Development Expenses. Research and development expenses were $1.1 million for the three months ended March 31, 2019 compared with $2.5 million for the three months ended March 31, 2018.  The higher level of expenses in the prior year period were due to $0.7 million of expenses related to the 49 ReShape vBloc units implanted during the period for the ReShape vBloc Now program and $0.7 million in professional fees related to other product development activities, primarily the ReShape Vest.

Warrants Expense. Warrant expense of $0.1 million for the three months ended March 31, 2019 is primarily related to the change in fair value of certain warrants held by certain institutional investors for which the exercise price was reduced in connection with the sale of convertible subordinated debentures to those investors.

 Net Interest Expense. We had noncash interest expense of $0.1 million for the three months ended March 31, 2019, which consisted of $0.08 million of accretion of interest expense on the net present value of the asset purchase consideration payable for our acquisition of the Lap-Band product line and $0.02 million of accretion of discount on the convertible subordinated debentures issued in March 2019.

Income tax benefit. No income tax expense or benefit was recorded for the three months ended March 31, 2019 due to the net operating loss. The income tax benefit of $1.4 million recorded for the three months ended March 31, 2018 reflects the tax impact of the net operating loss in the period which have an indefinite carryover period.  A portion of these net operating losses were supported by expected taxable income from the reversal of indefinite-lived intangibles, such that they are more likely than not to be realized.

Results of Operations – Discontinued Operations

Loss from discontinued operations for the three months ended March 31, 2018 of $3.9 million reflects the activities of our Reshape Balloon product line, which we sold in December 2018 in connection with our acquisition of the Lap-Band product line assets. There was no income tax expense or benefit for discontinued operations.

Liquidity and Capital Resources

As of March 31, 2018, we had $1.8 million of cash and cash equivalents to fund operations. We have financed our operations to date principally through the sale of equity securities and debt financing. Our anticipated operations include plans to (i) continue to integrate the sales and operations of the Company with the newly acquired Lap-Band product line in order to expand sales domestically and internationally as well as to obtain cost savings synergies, (ii) continue development of the ReShape Vest, (iii) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third party sales and licensing opportunities, and (iv) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities. However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing to support its operations.

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

Net Cash Used in Operating Activities - Continuing Operations

Net cash used in operating activities from continuing operations was $5.7 million and $6.2 million for the three months ended March 31, 2019 and 2018, respectively. Net cash used in operating activities from continuing operations was primarily the result of the loss from continuing operations in each year net of noncash items and changes in operating assets and liabilities.

Net Cash Provided by Financing Activities from Continuing Operations

Net cash provided by financing activities of $2.0 million for the three months ended March 31, 2019 was related to the cash we received in connection with the issuance of convertible subordinated debentures, net of original issuance discount and issuance costs. The debentures are due June 28, 2019 and have a face amount of $2.2 million, reflecting a 10% original issue discount. At any time after June 28, 2019, if the debentures have not been repaid, subject to certain investor ownership limitations, the debentures will be convertible into shares of common stock at a conversion price equal to the lesser of $0.33 and 80% of the average of the lowest two volume weighted average prices of the Company’s common stock during the 20 trading days prior to conversion. Refer to Note 5 of Condensed Consolidated Financial Statements for additional information about the debentures.

Discontinued Operations

Net cash used in operating activities of discontinued operations of $3.1 million for the three months ended March 31, 2018, reflects activities of the ReShape Balloon product line. There were no investing or financing activities related to discontinued operations for the three months ended March 31, 2018.

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

The Company’s acquisition of the Lap-Band product line provides incremental revenues and does not require further product development. In order to continue the development of, and to successfully commercialize the ReShape Vest, the Company’s management is currently pursuing various funding options, including seeking additional equity or debt financing as well as a strategic merger or other transaction to obtain additional funding. The Company has a long history of raising equity financing to fund its development activities; however, there can be no assurance that the Company will continue to be successful in its efforts. Should the Company be unable to obtain adequate financing in the near term, the Company’s business, result of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the three months ended March 31, 2019 there were no material changes to our significant accounting policies which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 1 to our Condensed Consolidated Financial statements for a discussion of recent accounting pronouncements.

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

Based on their evaluation as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2019 for the reasons described below:

Management has determined that the Company has not maintained adequate accounting resources with a sufficient understanding of accounting principles generally accepted in the United States of America (“GAAP”) to allow the Company to identify and properly account for new complex transactions. Management has determined that this represents a material weakness in the Company’s internal control over financial reporting. As a result of this material weakness, management has identified the following additional material weakness in the Company’s internal control over financial reporting:

•

The Company did not design and implement internal controls around research and development expenses paid to a Contract Resource Organization (“CRO”). This material weakness resulted in the Company not identifying that certain research and development expenses paid to the CRO in connection with the clinical trial of the ReShape Vest are required to be capitalized under GAAP and recognized into expense as the value of the capitalized asset is realized.

Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the consolidated financial statements and other financial information included in our annual and quarterly filings fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Material Weaknesses Remediation Activities

To remediate the material weaknesses in our internal control over financial reporting described above, we established transactional level controls to evaluate and monitor the accounting treatment for research and development-related costs. Remediation efforts relating to the adequacy of accounting resources with a sufficient understanding of GAAP are in process, which involve a re-evaluation of our overall staffing levels within the accounting department, evaluating the extent to which additional resources are required and what qualifications such resources must possess, and attracting and hiring those resources. We also plan to re-evaluate the trainings and ongoing professional education that is provided to, and required of, our accounting personnel. Once these processes have been in operation for a sufficient period of time for our management to conclude that the material weaknesses have been fully remediated and our internal controls over financial reporting are effective, we will consider these material weaknesses fully addressed.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting other than as it pertains to our efforts to remediate material weaknesses (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended  March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Fulfillium. On April 20, 2017, Fulfillium, Inc. filed a complaint against ReShape Medical, Inc. (which the Company acquired in October 2017 and which is now a wholly owned subsidiary of the Company) in the U.S. District Court for the District of Delaware, which alleged misappropriation of trade secrets and infringement of two U.S. Patents (“Fulfillium I”). On July 28, 2017, ReShape Medical moved to dismiss both the trade secret claim and certain aspects of the patent infringement claim, and to transfer the litigation to the U.S. District Court for the Central District of California. On October 16, 2017, the Court granted ReShape Medical’s motion to dismiss the trade secret and willful infringement claims, and ordered the case transferred to the U.S. District Court for the Central District of California. Fulfillium twice amended its complaint, narrowing its original trade secret claim and adding further patent infringement claims and additional parties. On June 4, 2018, ReShape Medical filed a motion to dismiss the patent infringement claims for lack of standing, which the Court granted on July 5, 2018. On August 10, 2018, the Court dismissed without prejudice the trade secret claim for lack of subject matter jurisdiction and terminated the case. Fulfillium has appealed these dismissals and ReShape Medical has appealed the grant and denial of certain attorney fee awards. On July 20, 2018, Fulfillium filed a new complaint against ReShape Lifesciences, Inc. (and its wholly owned subsidiary ReShape Medical LLC) in the U.S. District Court for the Central District of California (“Fulfillium II”) reasserting the patent infringement claims asserted in Fulfillium I. On August 15, 2018, Fulfillium amended its complaint in Fulfillium II to reassert the trade secret misappropriation claim asserted in Fulfillium I against ReShape Medical LLC and others. On September 7, 2018, Fulfillium filed a complaint in California state court alleging the same trade secret misappropriation claim asserted in both Fulfillium I and Fulfillium II. On November 7, 2018, the Court dismissed the non-Company parties from Fulfillium II. On April 20, 2018, ReShape Medical filed Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (the “PTAB”) to have all claims of both of the originally asserted Fulfillium patents canceled as unpatentable over various combinations of prior art. On November 6, 2018, the PTAB denied those petitions. The parties held a mediation on April 9, 2019, but were unable to resolve the matter. The Company intends to continue to vigorously defend itself against Fulfillium’s claims. We currently are unable to estimate the losses or range of loss for these two matters.

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

Except as disclosed in the foregoing paragraphs, the Company is not currently a party to any litigation and the Company is not aware of any pending or threatened litigation against it that is reasonably possible to have a material adverse effect on the Company’s business, operating results or financial condition. The medical device industry in which the Company operates is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, the Company may be involved in various legal proceedings from time to time. Except as disclosed in the foregoing paragraphs, the Company is not currently a party to any litigation and the Company is not aware of any pending or threatened litigation against it that could have a material adverse effect on the Company’s business, operating results or financial condition. The medical device industry in which the Company operates is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, the Company may be involved in various legal proceedings from time to time.

ITEM  1A.    RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1.A Risk Factors of our 2018 Annual Report on Form 10-K filed on May 16, 2019.

ITEM  2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Uses of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities

None.

ITEM  3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5.       OTHER INFORMATION

None.

ITEM  6.       EXHIBITS

Exhibit No.	Description

10.1

Retention bonus agreement, dated April 12, 2019, by and between ReShape Lifesciences Inc. and Scott P. Youngstrom (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2019).

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

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: May 20, 2019