Form 10-K/A
period 2018-12-31
ReShape Lifesciences Inc.
filed 2019-06-28
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ◻    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Documents Incorporated by Reference:  None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of ReShape Lifesciences Inc. for the fiscal year ended December 31, 2018 as originally filed with the Securities and Exchange Commission (“SEC”) on May 16, 2019 (the “Original Filing”).  This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing because ReShape Lifescieces Inc. did not file a definitive proxy statement within 120 days after the end of its 2018 fiscal year. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the foregoing, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not modify or update the disclosures in the Original Filing to reflect subsequent events, results or developments or facts that have become known to us after the date of the Original Filing.  Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed.  Therefore, this Form 10-K/A should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the Original Filing.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Dan W. Gladney, age 66, served as our President and Chief Executive Officer from November 16, 2015 until March 31, 2019 and has served as Chairman of our Board of Directors since October 14, 2016. Mr. Gladney currently serves as the President and Chief Executive Officer of Aria CV, Inc., a privately-held company developing a medical device designed to treat pulmonary hypertension. Mr. Gladney joined the Company on November 2, 2015 as President-Elect and a member of the Board of Directors. Prior to joining us, Mr. Gladney served as Chairman and Chief Executive Officer of Lanx, Inc., a medical device company focused on developing and commercializing innovative devices for spinal surgery. Prior to his time at Lanx, Inc., Mr. Gladney was a Healthcare Operating Partner at Norwest Equity Partners (NEP) from 2008 until 2010, where he was responsible for strategic planning, business growth and corporate governance for NEP portfolio companies and executing new investment opportunities for the firm. Prior to joining NEP, Mr. Gladney served as President and Chief Executive Officer of several medical device companies including Heart Leaflet Technologies and ACIST Medical Systems, both of which were acquired by The Bracco Group. He also served as Chairman, Chief Executive Officer and President of Compex Technologies, a publicly traded orthopedic and health and wellness electro therapy company, from 2002 until 2006. Mr. Gladney currently serves on the board of directors of Aria CV, Inc. and has been a member of a number of other private and public company boards. After the sale of Lanx, he acted as a private investor and small business consultant.

Areas of Relevant Experience: Mr. Gladney’s significant experience leading medical device companies and his experience with commercialization of medical device companies makes him well-suited to serve as a member of the Board of Directors.

Lori C. McDougal, age 58, has served as one of our directors since July 2015. Ms. McDougal has served in an executive capacity in the healthcare industry for more than eighteen years. She served as an Executive Vice President at Optum, Inc., a part of UnitedHealth Group, Inc., from 2013 until 2014. Prior to her time at Optum, she served as Chief Executive Officer of UnitedHealth Group’s subsidiary UnitedHealth Military & Veterans Services, LLC from 2008 until 2013, and previously served as the Chief Operating Officer of UnitedHealth Military & Veterans Services from 2007 until 2008. Before joining UnitedHealth Military & Veterans Services, she served as a Vice President of UnitedHealthcare Medicare & Retirement starting in 2002. Additionally, she served as President of UnitedHealth International from 1998 until 2002 and Vice President of OptumInsight from 1996 to 1998.

Areas of Relevant Experience: Ms. McDougal’s significant executive leadership experience and her experience working with private and government insurers, both domestic and foreign, make her well-suited to serve as a member of the Board of Directors.

Gary D. Blackford, age 62, has served as one of our directors since August 2016. Mr. Blackford has over 30 years of executive experience in the healthcare industry, having most recently served as President, Chief Executive Officer and member of the Board of Directors of Universal Hospital Services Inc., a nationwide provider of medical equipment management, technology and service solutions for the healthcare industry, from 2002 to 2015.  From 2001 to 2002, Mr. Blackford was Chief Executive Officer of Curative Health Services, Inc., a specialty healthcare services and pharmacy distribution company. From 1994 to 1998, Mr. Blackford served in executive roles at pharmacy benefit management companies including Medintell Systems Corporation and ValueRx (acquired by Express Scripts). He currently serves as a member of the board of directors for Wright Medical Group N.V., Halyard Health, Inc. and Minnesota’s Children’s Hospitals of Minnesota.  He received his BBA (accounting) from the University of Iowa, and his law degree from Creighton University.

Areas of Relevant Experience:  Mr. Blackford’s executive leadership and director experience in health care services, health benefits, medical devices, medical equipment and medical technology makes him well-suited to serve as a member of the Board of Directors.

Arda Minocherhomjee, age 65, has served as one of our directors since August 2018. Dr. Minocherhomjee has been a partner of Chicago Growth Partners since he co-founded the firm in 2004. Prior to founding Chicago Growth Partners, Dr. Minocherhomjee was a Managing Director at William Blair Capital Partners. Prior to that, Dr.

Minocherhomjee was a Senior Healthcare Analyst at William Blair & Company. As head of the firm’s Healthcare Research Group, Dr. Minocherhomjee covered several sectors, including drugs/drug delivery, medical devices and selected healthcare services. Dr. Minocherhomjee received a MS (Pharmacology) from the University of Toronto, a Ph.D. and a M.B.A. from the University of British Columbia, and was a post-doctoral fellow in Pharmacology at the University of Washington Medical School.

Areas of Relevant Experience:  Dr. Minocherhomjee’s extensive experience in investments in the medical device and healthcare industries make him well-suited to serve as a member of the Board of Directors.

Executive Officers

Name	Age	Position
Barton P. Bandy	58	Director, President and Chief Executive Officer
Scott P. Youngstrom	59	Chief Financial Officer and Senior Vice President, Finance

Barton P. Bandy has served as our President and Chief Executive Officer since April 1, 2019 and as a member of our Board of Directors since May 8, 2019. Mr. Bandy has extensive leadership experience in health care and specifically in the obesity and bariatric space. Most recently, Mr. Bandy was President and Chief Executive Officer of BroadSpot Imaging Corporation, a developer of medical devices for eye care, since April 2017. From April 2013 to August 2016, Mr. Bandy was President of Wellness at Alphaeon Corporation, where he was responsible for business development, commercial activities, strategy and acquisition integration. He previously spent 10 years at Inamed, including during its acquisition by Allergan.

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

Audit Committee

The current members of the Audit Committee of the Board are Ms. McDougal (Chair) and Messrs. Blackford and Minocherhomjee.  Our Board of Directors has determined that Ms. McDougal is a financial expert under the rules of the SEC.

Code of Ethics

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers during our fiscal years ended December 31, 2018 and 2017.

Summary Compensation Table

					Non-
					equity
					Incentive
				Option	Plan	All Other
Name and			Bonus	Awards	Compensation	Compensation
Principal Position	Year	Salary ($)	($)(1)	($)(2)	($)(3)	($)	Total ($)
Dan W. Gladney(4)	2018	488,250	120,000	2,397,069	—	—	3,005,319
Former President and Chief Executive Officer	2017	470,700	105,000	4,060,365	75,330	—	4,711,395
Scott P. Youngstrom	2018	315,000	80,000	670,551	33,075	62,655(5)	1,161,281
Chief Financial Officer	2017	298,750	69,500	1,384,527	42,525	—	1,795,302

(1)Under current reporting rules, only discretionary or guaranteed bonuses are disclosed in this column. The amounts for Mr. Gladney and Mr. Youngstrom include a one-time bonus of $120,000 and $80,000, respectively, in recognition of their efforts in connection with the company’s completed equity financings during 2018 and the transactions with Apollo Endosurgery, Inc.

(2)The amount in this column represents the grant date fair value based on the Black-Scholes model of option valuation, as prescribed by GAAP. The assumptions used to arrive at the Black-Scholes value are disclosed in Note 16 to our Consolidated Financial Statements for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K as originally filed with the Securities and Exchange Commission on May 16, 2019.

(3)Represents bonuses earned under our Management Incentive Plan. All of our executive officers participate in the Management Incentive Plan.

(4)Mr. Gladney resigned as President and Chief Executive Officer effective March 31, 2019.

(5)Represents moving and relocation expenses.

Employment Agreements

Executive Employment Agreement with Dan W. Gladney

On November 2, 2015, we entered into an executive employment agreement with Mr. Gladney, our President and Chief Executive Officer. The agreement has an initial term of two years and automatically renews for successive one year terms unless either party delivers written notice 90 days prior to the expiration of the current term or unless it is earlier terminated as described below. Pursuant to the agreement, Mr. Gladney is entitled to a base salary of not less than $475,000, or a higher annual rate if approved by the Board of Directors, and to cash and equity awards pursuant to our incentive compensation plan, contingent on Mr. Gladney meeting certain annual objectives determined by the Compensation Committee. The agreement establishes that Mr. Gladney is eligible for an annual incentive compensation of up to 50% of his base salary for that year. Mr. Gladney’s executive employment agreement also provides for the receipt of certain benefits upon the occurrence of particular termination events or a change in control. See the section entitled “Potential Payments Upon Termination or Change in Control” for a more detailed discussion of these benefits. In addition, Mr. Gladney’s agreement includes a non-disclosure and assignment provision and non-competition, non-solicitation and no recruitment commitments each lasting for a period of one year following termination.

Executive Employment Agreement with Scott P. Youngstrom

On October 2, 2016, we entered into employment agreement with Mr. Youngstrom, our Chief Financial Officer.    This agreement has an initial term of one year and automatically renews for successive one-year terms unless either party delivers written notice 90 days prior to the expiration of the current term or unless it is earlier terminated as described below. Pursuant to this agreement, Mr. Youngstrom is entitled to a base salary and to cash and equity awards pursuant to our incentive compensation plan, contingent on the executive officers meeting certain annual objectives agreed to by them and the Chief Executive Officer.

The agreement for Mr. Youngstrom establishes that the target amount of his annual incentive compensation may not exceed 45% of his respective base salary for that year.

The agreement also provides for the receipt of certain benefits upon the occurrence of particular termination events or a change in control. See the section entitled “Potential Payments Upon Termination or Change in Control” for a more detailed discussion of these benefits. In addition, the agreement includes non-disclosure and assignment provisions and non-competition, non-solicitation and no recruitment commitments each lasting for a period of one year following termination.

Management Incentive Plan

Our Management Incentive Plan is designed to provide executive officers with annual incentive compensation based on the achievement of certain pre-established performance objectives. By utilizing a combination of objective and subjective performance factors critical to our success, this program incentivizes our executive officers to achieve results that benefit them and the Company.

At the beginning of each year, the Compensation Committee approves, subject to review by the Board of Directors, new corporate objectives for the Management Incentive Plan. The objectives are established and measured on an annual basis to better align personal objectives with the direction and objectives of the Company. When these objectives are established and approved, each objective, and, if applicable, the subparts to each objective, is weighted and assigned a percentage value relative to the corporate objectives taken as a whole. At that time, the Compensation Committee also establishes the maximum bonus amount for each of our executive officers, based on a set percentage of each executive officer’s base salary, that the corporate objectives are worth. The Compensation Committee may modify or re-weight the objectives during the course of the fiscal year, if necessary, to reflect changes in our business plan.

Long-Term Incentives

Our 2003 Plan allows us the opportunity to grant stock options, restricted stock and other equity-based awards. In general, we view equity awards as incentives for future performance and not as compensation for past accomplishments. We also believe that equity awards reward continued employment by an executive officer, with an associated benefit to us of employee continuity and retention. Since our initial public offering and the commencement of the trading of our common stock on the Nasdaq Stock Market on November 15, 2007, the exercise price of stock options awarded by the Compensation Committee has been and will continue to be the closing sales price of our common stock on the date of grant.

The Compensation Committee and the Board of Directors do not grant equity awards according to a prescribed formula or target, although they review equity data from comparable companies to inform their decisions. In determining the number of equity awards granted to executive officers, individual responsibilities and experience, as well as contributions and achievements are considered, and, in appropriate circumstances, the Compensation Committee considers the recommendations of the Chief Executive Officer. The objectives utilized to assess individual contributions and achievements vary depending on the individual executive, but relate generally to strategic factors such as clinical and regulatory progress, commercialization, research and development, continued establishment of intellectual property and implementation of appropriate financing strategies. While the Chief Executive Officer may provide recommendations to the Compensation Committee regarding the number of equity awards granted to other executive officers from time to time, he does not make a recommendation as to his equity awards.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity award holdings held by our named executive officers at December 31, 2018

Outstanding Equity Awards at 2018 Fiscal Year-End

	Option awards
	Number of Securities	Number of Securities		Option
	Underlying Unexercised	Underlying Unexercised		Exercise	Option
	Options (#)	Options (#)		Price	Expiration
Name	Exercisable	Unexercisable		($)	Date
Dan W. Gladney	3	1	(1)	484,312.50	10/28/25
	158	65	(2)	14,895.00	2/8/27
	93	224	(1)	4,287.43	10/6/27
	—	1,984	(1)	1,371.300	4/18/28
Scott P. Youngstrom	49	19	(2)	14,890.74	2/8/27
	40	96	(1)	4,283.06	10/6/27
	—	555	(1)	1,371.300	4/18/28

(1)	Stock options vest 25% on the first anniversary of the date of grant or hire and 1/36th per month for 36 months thereafter.
(2)	Stock options vest 25% immediately upon grant and 1/36th per month for 36 months thereafter.

Option Exercises and Stock Vested

There were no option exercises or restricted stock awards that vested during our fiscal year ended December 31, 2018.

Pension Benefits

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Non-Qualified Deferred Compensation

We currently do not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments and Benefits Upon Termination or Change in Control

We are a party to executive employment agreements with Messrs. Gladney and Youngstrom that provide for the receipt of certain payments and benefits upon particular termination events or change in control.

The agreements the Company has with Messrs. Gladney and Youngstrom may be terminated prior to the expiration of the term by mutual written agreement of the parties, in the event of death or disability, by us for cause (i.e., for uncured willful breach of duties or this agreement, conviction of any felony or crime involving fraud, dishonesty or moral turpitude or participation in any fraud against or affecting us or any of our subsidiaries, affiliates, suppliers, clients, agents or employees or an act of personal dishonesty intended to result in personal enrichment at our expense or any other act we determine constitutes gross or willful misconduct) or by these executive officers for good reason (i.e., a significant change and substantial reduction in their responsibilities or a relocation to more than 25 miles from our current facility). In addition, either party may terminate the executive officer’s employment at any time for any reason or no reason, including after a change in control, with 30 days written notice. For purposes of these agreements, a change in control includes: (1) a change in beneficial ownership of our securities after the date of the agreement resulting in a new beneficial owner holding 50% or more of the combined voting power of our securities; (2) a majority of the Board ceases to be composed of continuing directors (as defined in the agreement); (3) any consolidation or merger involving the Company where the Company is not the surviving corporation or the shares of the Company’s capital stock are converted into cash, securities or other property, except if the Company is the surviving corporation and its stockholders immediately prior to the transaction maintain a proportionate ownership in the Company’s stock following the transaction; (4) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company; (5) any liquidation or dissolution of the Company; or (6) a majority of the continuing directors determine, in their sole and absolute discretion, that there has been a change in control.

Payments Made Upon Termination at End of Term

In the event that Mr. Gladney is terminated at the end of the term of his agreement (as defined in the agreement), he is entitled to (1) receive his base salary at the rate then currently in effect for a period of 18 months following the termination date, (2) exercise all vested options as of the termination date for a period of five years following his termination, and (3) receive continued health benefits for a period of 18 months following the termination date.

In the event that Mr. Youngstrom is terminated at the end of the term of his agreement (as defined in the agreement), he is entitled to (1) receive his base salary at the rate then currently in effect for a period of 12 months following the termination date, (2) exercise all vested options as of the termination date for a period of five years following his termination, and (3) receive continued health benefits for a period of 12 months following the termination date.

On April 12, 2019, we entered into a retention bonus agreement with Mr. Youngstrom pursuant to which we agreed to pay Mr. Youngstrom a one-time retention bonus of $90,000 and 100% of his maximum payout under our management incentive plan for 2019 if Mr. Youngstrom (i) remains continuously and actively employed through October 1, 2019, (ii) provides notice of his resignation no later than August 1, 2019, to be effective on October 1, 2019, (iii) resigns effective as of October 1, 2019, and (iv) effective upon his resignation, enters into a release agreement in a customary form.

Payments Made Upon Termination Due to Death or Disability

In the event that Mr. Gladney’s employment is terminated due to death or disability (as defined in the employment agreement), he, or in the event of his death, his then spouse, is entitled to 18 months of continued health benefits. In the event that Mr. Youngstrom’s employment is terminated due to death or disability (as defined in the employment agreement), he, or in the event of his death, his then spouse, is entitled to 12 months of continued health benefits.

Payments Made Upon Termination Without Cause or Resignation for Good Reason

In the event that Mr. Gladney resigns for good reason or his employment is terminated without cause prior to the end of the term of his agreement, he is entitled to (1) receive his base salary at the rate then currently in effect for a period of 18 months following the termination date, (2) exercise all vested options as of the termination date for a period of five years following his termination, and (3) receive continued health benefits for a period of 18 months following the termination date.  In the event that Mr. Youngstrom resigns for good reason or is terminated without cause prior to the end of the term of their agreements, each is entitled to (1) receive his or her base salary at the rate then currently in effect for a period of 12 months following the termination date, (2) exercise all vested options and those that would have vested within one year of the termination date for a period of five years following their termination, and (3) receive continued health benefits for a period of 12 months following the termination date. Messrs. Gladney and Youngstrom’s severance pay is subject to signing, and not rescinding, a general release of all claims against the Company.

Benefits Upon Change in Control

In the event of a change in control, Mr. Gladney’s employment agreement provides that 100% of the remaining unvested portion of his stock options will automatically vest and be exercisable for a period of five years following the change in control regardless of whether his employment is terminated in connection therewith. In addition, should Mr. Gladney resign for good reason or if his employment is terminated without cause in connection with or within the first two years after a change in control, (1) he is entitled to receive his base salary at the rate then currently in effect for a period of 18 months following the termination date and (2) the vesting schedule of any options issued to Mr. Gladney after the change of control will accelerate such that 100% of any unvested shares under the options will immediately vest and be exercisable for a period of five years following the termination of employment.

For Mr. Youngstrom, in the event of a change in control in which their employment is not terminated, each executive’s agreement provides that 100% of the remaining unvested portion of his stock options will automatically vest and be exercisable for a period of five years following termination of employment. In the event of a change in control in which the employment of these executive officers is terminated, 100% of the remaining unvested portion of their options will immediately vest and be exercisable for a period of five years following termination of employment. However, with respect to any of these provisions, if these executive officers receive a cash payment for their options in connection with the change in control equal to the difference between the per share amount paid to the common stockholders in the transaction and the exercise price of the option, their options will be cancelled in exchange for the cash payment.

Director Compensation

Compensation for our directors is designed to result in compensation that is competitive with that provided by comparably-sized, publicly-traded, medical device companies. For 2018 (i) each non-employee director received an annual retainer of $35,000 for serving on the Board, (ii) each non-employee director who served on the Audit Committee, the Compensation Committee or the Nominating and Governance Committee, other than the chairperson of each of the committees, received an additional annual retainer of $8,000, $5,000 and $3,000, respectively, (iii) each of the chairpersons of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee received an additional annual retainer of $17,500, $10,000 and $6,000, respectively, and (iv) our Lead Director received a $15,000 annual retainer in that role.

We reimburse all of our non-employee directors for reasonable travel and other expenses incurred in attending Board and committee meetings. Directors who also serve as employees of the Company receive no additional compensation for serving as a director.  Mr. Gladney is the only director who was also an employee of the Company during 2018.

The following table shows the compensation of the non-employee members of our Board during fiscal year 2018:

Name(1)	Fees Earned or Paid in Cash ($)(2)	Total ($)
Gary D. Blackford	89,833	89,833
Bobby I. Griffin(3)	—	—
Michael Y. Mashaal(4)	—	—
Lori C. McDougal	69,725	69,725
Arda Minocherhomjee(5)	36,000	36,000
Jon T. Tremmel(6)	23,000	23,000

(1)Dan W. Gladney, who served as President and Chief Executive Officer of the Company until March 31, 2019, is not included in this table because he was an employee of the Company during 2018 and thus received no compensation for his services as a director. The compensation he received as an employee of ReShape Lifesciences is shown in the “Summary Compensation Table.”

(2)The amounts in this table consist of the annual Board of Director and committee retainer amounts for 2018 described above under the heading “Director Compensation.”

(3)Mr. Griffin resigned from the Board of Directors on May 23, 2018.

(4) Mr. Mashaal resigned from the Board of Directors on June 8, 2018.

(5)Mr. Minocherhomjee was elected to the Board of Directors effective August 13, 2018.

(6)Mr. Tremmel resigned from the Board of Directors on September 5, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of our common stock by each of our directors and each of the executive officers named in the Summary Compensation Table, and our directors and executive officers as a group, as of May 1, 2019. Based upon information in Schedules 13D and 13G filed with the Securities and Exchange Commission (“SEC”), there are no beneficial owners of more than 5% of our common stock as of May 1, 2019. Percentage ownership calculations for beneficial ownership are based on 11,055,233 shares outstanding as of May 1, 2019. Unless otherwise noted, the stockholders listed in the table have sole voting and investment power with respect to the shares of common stock owned by them and their address is c/o ReShape Lifesciences Inc., 1001 Calle Amanecer, San Clemente, California 92673.

Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)(2)	Percent of Outstanding Common Stock
Directors and Executive Officers
Barton P. Bandy	—	*
Scott P. Youngstrom	277	*
Dan W. Gladney(3)	903	*
Gary D. Blackford(3)	13	*
Arda Minocherhomjee	—	*
Lori C. McDougal(3)	14	*
All directors and executive officers as a group (6 persons)(4)	1,207	*

 *The percentage of shares of common stock beneficially owned does not exceed one percent of the outstanding shares of common stock.

(1)For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock which that person has the right to acquire within 60 days following May 1, 2019.  For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which that person or persons has or have the right to acquire within 60 days following May 1, 2019, is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. are not included in this table because securities they hold include a beneficial ownership limitation that currently prevents such parties from collectively owning more than 4.99% of our outstanding common stock.

(3)Includes the following shares subject to options exercisable currently or within 60 days of May 1, 2019: Mr. Youngstrom, 277 shares; Mr. Gladney, 902 shares; Mr. Blackford, 13 shares; and Ms. McDougal, 14 shares.

(4)Includes 1,206 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of May 1, 2019, inclusive of options exercisable as described in footnote (3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Person Transactions

In accordance with its written charter, our Audit Committee is responsible for reviewing all related party transactions as they are presented, and the approval of the Audit Committee is required for all such transactions. The term “related party transactions” refers to transactions required to be disclosed in our filings with the SEC pursuant to Item 404 of Regulation S-K. In considering related party transactions, our Audit Committee is guided by its fiduciary duty to our stockholders. Our Audit Committee does not have any written or oral policies or procedures regarding the review, approval and ratification of transactions with related parties. Additionally, each of our directors and executive officers are required to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions. Our Nominating and Governance Committee and Board of Directors annually review all transactions and relationships disclosed in the director and officer questionnaires, and the Board makes a formal determination regarding each director’s independence.

Director Independence

Our Board of Directors reviews at least annually the independence of each director. During these reviews, our Board of Directors considers transactions and relationships between each director (and his or her immediate family and affiliates), ReShape Lifesciences and our management to determine whether any such transactions or relationships are inconsistent with a determination that the director was independent. This review is based primarily on responses of the directors to questions in a directors’ and officers’ questionnaire regarding employment, business, familial, compensation and other relationships with ReShape Lifesciences and our management. Our Board of Directors has determined that no transactions or relationships existed that would disqualify any of our directors under Nasdaq Stock Market rules or require disclosure under SEC rules, with the exception of  Bart Bandy, our President and Chief Executive Officer, and Dan W. Gladney, our former President and Chief Executive Officer, because of their current or former employment relationship with ReShape Lifesciences. Based upon that finding, the Board of Directors determined that Ms. McDougal and Messrs. Blackford and Minocherhomjee are “independent” and the composition of our Board of Directors meets the requirements for independence under the Nasdaq Stock Market. Each of our board committees is composed only of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2018 and 2017, by Deloitte & Touche LLP, the Company’s principal accountant.

	Fiscal Year Ended
	2018	2017
Audit Fees(1)	$1,046,000	$736,000
Audit-Related Fees(2)	—	10,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,046,000	$746,000

(1)

Includes fees billed, or estimates of fees to be billed, for professional services rendered in connection with the audit of our consolidated financial statements for the referenced fiscal year ended, review of interim consolidated financial statements and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings and engagements and registration statements.

(2)	Includes fees billed for due diligence services.

Administration of Engagement of Independent Auditor

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of our independent registered public accounting firm. The Audit Committee has established a policy for pre-approving the services provided by our independent registered public accounting firm in accordance with the auditor independence rules of the SEC. This policy requires the review and pre-approval by the Audit Committee of all audit and permissible non-audit services provided by our independent registered public accounting firm and an annual review of the financial plan for audit fees. To ensure that auditor independence is maintained, the Audit Committee annually pre-approves the audit services to be provided by our independent registered public accounting firm and the related estimated fees for such services, as well as the nature and extent of specific types of audit-related, tax and other non-audit services to be provided by the independent registered public accounting firm during the year.

As the need arises, other specific permitted services are pre-approved on a case-by-case basis during the year. A request for pre-approval of services on a case-by-case basis must be submitted by our Chief Financial Officer, providing information as to the nature of the particular service to be provided, estimated related fees and management’s assessment of the impact of the service on the auditor’s independence. The Audit Committee has delegated to its Chair pre-approval authority between meetings of the Audit Committee. Any pre-approvals made by the Chair must be reported to the Audit Committee. The Audit Committee will not delegate to management the pre-approval of services to be performed by our independent registered public accounting firm.

All of the services provided by our independent registered public accounting firm in 2018 were approved by the Audit Committee under its pre-approval policies.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

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

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESHAPE LIFESCIENCES INC.

By:	/S/ BARTON B. BANDY
Barton B. Bandy
President and Chief Executive Officer (principal executive officer)

By:	/S/ SCOTT P. YOUNGSTROM
Scott P. Youngstrom
Chief Financial Officer (principal financial and accounting officer)

Dated:  June 28, 2019