Form 10-Q
period 2019-06-30
ReShape Lifesciences Inc.
filed 2019-08-19
CIK 1371217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 12, 2019,  30,605,233 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share amounts; unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$4,355	$5,548
Accounts and other receivables (net of allowance for bad debts of $387 at June 30, 2019 and $236 at December 31, 2018) (Note 4)	4,625	917
Finished goods inventory	1,348	985
Prepaid expenses and other current assets (Note 4)	2,303	1,269
Total current assets	12,631	8,719
Property and equipment, net	27	64
Operating lease right-of-use assets (Note 7)	963	—
Other intangible assets, net (Note 5)	29,506	36,927
Other assets	563	563
Total assets	$43,690	$46,273
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 4)	$9,853	$6,456
Asset purchase consideration payable, current (Note 6)	1,955	1,907
Operating lease liabilities, current (Note 7)	343	—
Total current liabilities	12,151	8,363
Asset purchase consideration payable, noncurrent (Note 6)	4,520	4,403
Operating lease liabilities, noncurrent (Note 7)	626	—
Deferred income taxes	1,258	1,844
Common stock warrant liability (Note 8)	11,743	—
Total liabilities	30,298	14,610
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized:
Series B convertible preferred stock, $0.01 par value; 3 and 159 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Series C convertible preferred stock, $0.01 par value; 95,388 shares issued and outstanding at June 30, 2019 and December 31, 2018	1	1
Common stock, $0.01 par value; 275,000,000 shares authorized at June 30, 2019 and December 31, 2018; 28,505,233 and 8,770,433 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	285	88
Additional paid-in capital	452,492	450,564
Accumulated deficit	(439,386)	(418,990)
Total stockholders’ equity	13,392	31,663
Total liabilities and stockholders’ equity	$43,690	$46,273

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Operations

(dollars in thousands, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$4,450	$10	$7,524	$149
Cost of revenue	1,593	3	2,436	63
Gross profit	2,857	7	5,088	86
Operating expenses:
Selling, general and administrative	6,792	4,327	12,213	10,663
Research and development	960	2,053	2,016	4,553
Impairment of intangible assets (Note 5)	6,588	14,005	6,588	14,005
Total operating expenses	14,340	20,385	20,817	29,221
Operating loss	(11,483)	(20,378)	(15,729)	(29,135)
Other expense (income), net:
Interest expense, net	213	1	316	2
Loss on extinguishment of debt (Note 6)	71	—	71	—
Warrant expense (Note 8)	4,127	145	4,257	145
Other, net	612	(3)	609	(2)
Loss from continuing operations before income taxes	(16,506)	(20,521)	(20,982)	(29,280)
Income tax benefit	586	1,209	586	2,591
Loss from continuing operations	(15,920)	(19,312)	(20,396)	(26,689)
Loss from discontinued operations, net of tax	—	(15,939)	—	(19,795)
Net loss	$(15,920)	$(35,251)	$(20,396)	$(46,484)
Less: Down round adjustments for convertible preferred stock and warrants	—	(3,842)	—	(3,842)
Net loss attributable to common shareholders	(15,920)	(39,093)	(20,396)	(50,326)
Net loss per share - basic and diluted:
Continuing operations	(1.25)	(1,307.98)	$(1.94)	$(1,881.15)
Discontinued operations	—	(900.41)	—	(1,219.65)
Net loss per share - basic and diluted	$(1.25)	$(2,208.39)	$(1.94)	$(3,100.80)
Shares used to compute basic and diluted net loss per share	12,715,277	17,702	10,491,220	16,230

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity

(dollars in thousands; unaudited)

	Three Months Ended June 30, 2019
	Series B Convertible		Series C Convertible		Series E Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance March 31, 2019	3	$—	95,388	$1	1,192,000	$12	7,703,233	$77	$451,949	$(423,466)	$28,573
Net loss	—	—	—	—	—	—	—	—	—	(15,920)	(15,920)
Stock-based compensation expense	—	—	—	—	—	—	—	—	728	—	728
Down round adjustments for convertible preferred stock and warrants	—	—	—	—	—	—	—	—	—	—	—
Institutional sales of common stock and warrants, net of issuance costs	—	—	—	—	—	—	15,600,000	156	127	—	283
Warrant adjustment	—	—	—	—	—	—	—	—	(312)	—	(312)
Conversion of convertible preferred stock into common stock	—	—	—	—	(1,192,000)	(12)	1,192,000	12	—	—	—
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	4,010,000	40	—	—	40
Balance June 30, 2019	3	$—	95,388	$1	—	$—	28,505,233	$285	$452,492	$(439,386)	$13,392

	Six Months Ended June 30, 2019
	Series B Convertible		Series C Convertible		Series E Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2018	159	$—	95,388	$1	—	$—	8,770,433	$88	$450,564	$(418,990)	$31,663
Net loss	—	—	—	—	—	—	—	—	—	(20,396)	(20,396)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,984	—	1,984
Warrant expense	—	—	—	—	—	—	—	—	130	—	130
Down round adjustments for convertible preferred stock and warrants	—	—	—	—	—	—	—	—	—	—	—
Institutional sales of common stock and warrants, net of issuance and other costs	—	—	—	—	—	—	15,600,000	156	127	—	283
Warrant adjustment	—	—	—	—	—	—	—	—	(312)	—	(312)
Conversion of common stock into convertible preferred stock	—	—	—	—	1,192,000	12	(1,192,000)	(12)	—	—	—
Conversion of convertible preferred stock into common stock	(156)	—	—	—	(1,192,000)	(12)	1,316,800	13	(1)	—	—
Issuance of common stock upon exercise of warrants, net of transaction costs	—	—	—	—	—	—	4,010,000	40	—	—	40
Balance June 30, 2019	3	$—	95,388	$1	—	$—	28,505,233	$285	$452,492	$(439,386)	$13,392

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity (Continued)

(dollars in thousands; unaudited)

	Three Months Ended June 30, 2018
	Series B Convertible		Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance March 31, 2018	6,055	—	95,388	1	—	—	14,742	—	411,865	(345,992)	65,874
Net loss	—	—	—	—	—	—	—	—	—	(35,251)	(35,251)
Stock-based compensation expense	—	—	—	—	—	—	—	—	810	—	810
Down round adjustments for convertible preferred stock and warrants	—	—	—	—	—	—	—	—	3,842	(3,842)	—
Institutional sale of convertible preferred stock and warrants in April 2018, net of issuance costs	—	—	—	—	6,000	—	—	—	5,081	—	5,081
Institutional sales of common stock and warrants, net of issuance costs	—	—	—	—	—	—	6,030	—	2,501	—	2,501
Redemption of convertible preferred stock	—	—	—	—	(500)	—	—	—	(500)	—	(500)
Conversions of convertible preferred stock into common stock	(3,098)	—	—	—	(750)	—	4,267	—	—	—	—
Issuance of common stock upon exercise of warrants, net of transaction costs	—	—	—	—	—	—	750	—	595	—	595
Balance June 30, 2018	2,957	$—	95,388	$1	4,750	$—	25,789	$—	$424,194	$(385,085)	$39,110

	Six Months Ended June 30, 2018
	Series B Convertible		Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2017	6,055	$—	95,388	$1	—	$—	14,742	$—	$411,125	$(334,759)	$76,367
Net loss	—	—	—	—	—	—	—	—	—	(46,484)	(46,484)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,550	—	1,550
Down round adjustments for convertible preferred stock and warrants	—	—	—	—	—	—	—	—	3,842	(3,842)	—
Institutional sale of convertible preferred stock and warrants in April 2018, net of issuance costs	—	—	—	—	6,000	—	—	—	5,081	—	5,081
Institutional sales of common stock and warrants, net of issuance costs	—	—	—	—	—	—	6,030	—	2,501	—	2,501
Redemption of convertible preferred stock	—	—	—	—	(500)	—	—	—	(500)	—	(500)
Conversions of convertible preferred stock into common stock	(3,098)	—	—	—	(750)	—	4,267	—	—	—	—
Issuance of common stock upon exercise of warrants, net of transaction costs	—	—	—	—	—	—	750	—	595	—	595
Balance June 30, 2018	2,957	$—	95,388	$1	4,750	$—	25,789	$—	$424,194	$(385,085)	$39,110

See accompanying Notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands; unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(20,396)	$(46,484)
Loss from discontinued operations, net of tax	—	19,795
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	30	145
Amortization of intangible assets	833	67
Impairment of intangible assets	6,588	14,005
Noncash interest expense	797	—
Fair value adjustment to embedded derivative	(481)	—
Loss on extinguishment of debt	71	—
Stock-based compensation	1,983	1,550
Warrant expense	4,257	145
Deferred income tax benefit	(586)	(2,591)
Other noncash items	14	—
Change in operating assets and liabilities:	—
Accounts and other receivables	(3,709)	43
Inventory	(363)	348
Prepaid expenses and other current assets	(1,034)	(452)
Other assets	—	880
Accounts payable and accrued liabilities	3,397	1,656
Net cash used in operating activities - continuing operations	(8,599)	(10,893)
Net cash used in operating activities - discontinued operations	—	(4,931)
Net cash used in operating activities	(8,599)	(15,824)
Cash flows from investing activities:
Purchases of property and equipment	—	(7)
Net cash used in investing activities - continuing operations	—	(7)
Net cash used in investing activities	—	(7)
Cash flows from financing activities:
Proceeds from issuance of subordinated convertible debentures	2,000	—
Payments of debt financing costs	(21)	—
Repayment of subordinated convertible debentures	(2,200)	—
Proceeds from warrants exercised	40	488
Proceeds from sale and issuance of equity securities	7,616	9,004
Payments of equity issuance costs	(29)	(1,461)
Preferred stock redemption	—	(500)
Net cash provided by financing activities - continuing operations	7,406	7,531
Net cash provided by financing activities	7,406	7,531
Net decrease in cash and cash equivalents	(1,193)	(8,300)
Cash and cash equivalents at beginning of period	5,548	10,163
Cash and cash equivalents at end of period	4,355	1,863
Noncash investing and financing activities:
Down round adjustment for convertible preferred stock and warrants	$—	$3,842
Conversion of common stock to convertible preferred stock	(1)	—
Conversion of convertible preferred shares to common stock	—	—

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

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable, accounts payable and certain accrued and other liabilities approximate fair value due to their short-term maturities. Refer to Note 5 regarding the fair value of debt instruments and Note 8 regarding fair value measurements and inputs.

Net Loss Per Share

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,
	2019	2018
Stock options	4,103	4,365
Convertible preferred stock	154,543	22,474
Warrants	242,709,036	28,438

The potential shares of common stock at June 30, 2019 exclude 980,969,318 of warrants issued in June 2019 that, pursuant to the terms of the warrant agreements, are not exercisable until the Company effects a reverse stock split.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,  which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. In May 2019, the FASB issued ASU No. 2019-05, which amended the new standard by providing targeted transition relief. The new guidance replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. This guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2019 and early adoption is permitted for fiscal years and interim periods within those years beginning after December 15, 2018.The Company is currently evaluating the effects of ASU 2016-13 on its consolidated financial statements.

(2)  Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue in the short-term to mid-term. The Company’s history of operating losses and limited cash resources raise substantial doubt about its ability to continue as a going concern. As of June 30, 2019, the Company had $4,355 of cash and cash equivalents.

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

Management is currently pursuing various funding options, including seeking additional equity or debt financing as well as a strategic merger or other transaction to obtain additional funding to support the expansion of Lap-Band product sales and to continue the development of, and to successfully commercialize, the ReShape Vest. While the acquisition of the Lap-Band product line does provide incremental revenues and cash flows to the Company, the cost to support the clinical trials of the ReShape Vest is expected to exceed internally generated cash flows for the foreseeable future. While there can be no assurance that the Company will be successful in its efforts, the Company has a long history of raising equity financing to fund its development activities. Should the Company be unable to obtain adequate financing in the near term, the Company’s business, result of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.

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

There were no assets associated with the ReShape Balloon product line at June 30, 2019 and December 31, 2018.  As described in Note 4 of the Company's Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2018, the Company recorded an impairment charge of $13,182 in the second quarter of 2018 for the full write-down of the goodwill that had been recorded in connection with its acquisition in October 2017 of ReShape Medical, Inc. (“ReShape Medical”).  The ReShape Balloon product line was the primary operating activity of ReShape Medical.  The components of loss from discontinued operations for the three and six months ended June 30, 2018 consisted of the following:

	Three Months Ended	Six Months Ended
	June 30, 2018
Revenue	$644	$1,455
Loss from discontinued operations before income taxes	(15,939)	(19,795)
Income tax benefit	—	—
Loss from discontinued operations, net of tax	$(15,939)	$(19,795)

(4)  Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following:

Accounts and other receivables, net:

	June 30,	December 31,
	2019	2018
Accounts receivable	$2,209	$510
Receivables, Apollo	2,416	407
Total accounts and other receivables	$4,625	$917

Prepaid expenses and other current assets:

	June 30,	December 31,
	2019	2018
Prepaid contract research organization expenses	$1,454	$1,064
Prepaid insurance	659	58
Other current assets	190	147
Total prepaid expenses and other current assets	$2,303	$1,269

Accounts payable and accrued liabilities:

	June 30,	December 31,
	2019	2018
Accounts payable	$3,309	$1,558
Payables, Apollo	928	69
Professional service related expenses	3,380	3,095
Payroll related expenses	1,490	1,146
Other accrued liabilities	746	588
Total accounts payable and accrued liabilities	$9,853	$6,456

In connection with the Company’s December 2018 acquisition of the Lap-Band product line from Apollo Endosurgery, Inc. (“Apollo”), the Company entered into transition services, supply and distribution agreements with Apollo. The receivables from, and payables to, Apollo are primarily related to services performed under these agreements. During the second quarter of 2019, the invoicing and collection of Lap-Band orders from customers in the United States and Canada were transitioned to the Company. Apollo will continue to serve as the Company’s distributor of Lap-Band product in certain other geographical areas outside the United States for up to one year from the acquisition date. In addition, for a period of up to 24 months from the acquisition date, Apollo issues purchase orders and procures certain accessory Lap-Band products from third-party suppliers on the Company’s behalf. Remittances from and to Apollo are subject to a reconciliation of the credits/charges for services performed under the agreements.

(5)  Impairment of Intangible Assets

Second Quarter 2019

Indefinite-lived intangible assets consist of in-process research and development (“IPR&D”) for the ReShape Vest recorded in connection with the Company’s acquisition of BarioSurg, Inc. (“BarioSurg”) in May 2017. The Company has completed the feasibility study for the ReShape Vest and began clinical trials in Europe in 2018. During the second quarter of 2019, the Company performed a qualitative impairment analysis of the IPR&D. Due to delays in the clinical trials experienced during the first six months of 2019, the Company revised its expectations of when revenues would commence for the ReShape Vest, thus reducing the projected near-term future net cash flows related to the ReShape Vest.  As a result, the Company performed a quantitative impairment analysis of the IPR&D and recorded an impairment charge of $6,588 for the excess of the carrying value over the estimated fair value. The fair value of the IPR&D was estimated using an income approach which included discounting the revised projected future net cash flows to their present value.

The Company also assessed the recoverability of finite-lived intangible assets and did not identify any impairment as a result the performance of this analysis.

Second Quarter 2018

As described in Note 8 of the Company's Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2018, subsequent to the Company’s registered direct securities offering on

April 3, 2018, the price of the Company’s common stock declined significantly. Management determined that this event was an indicator of potential impairment as the magnitude of the decline indicated that the net equity of the Company may be in excess of its fair market value and conducted an impairment analysis during the second quarter of 2018. As a result, the Company recorded an impairment charge of $14,005 for the full write-down of the goodwill recorded in connection with its acquisition of BarioSurg. In addition, as described in Note 3,  discontinued operations for the three and six months ended June 30, 2018 include a goodwill impairment charge for the full write-down of the goodwill recorded in connection with the Company’s acquisition of ReShape Medical.

In conjunction with the Company’s evaluation of goodwill for impairment in the second quarter of 2018, the Company performed a qualitative impairment analysis on indefinite-lived intangible assets other than goodwill, and assessed the recoverability of finite-lived intangible assets. The Company did not identify any impairments of such indefinite-lived or finite-lived intangible assets as a result the performance of these analyses.

(6)  Debt

Asset Purchase Consideration Payable

The asset purchase consideration payable related to the Company’s December 2018 acquisition of the Lap-Band product line from Apollo was initially recorded at net present value using a discount rate of 5.1%. The asset purchase consideration payable is secured by a first security interest in substantially all of the Company’s assets. At June 30, 2019, the aggregate carrying value of the current and noncurrent asset purchase consideration payable of $6,475, as adjusted for accretion of interest, and due to the first security interest held by Apollo, approximates fair value.

Convertible Subordinated Debentures

On March 29, 2019, the Company completed a private placement with certain healthcare focused institutional investors for the sale of secured subordinated original issue discount convertible debentures (“debentures”) for a purchase price of $2,000. The debentures had a maturity of June 28, 2019 and a face amount of $2,200, reflecting a 10% original issue discount. The Company recorded an additional debt discount and a derivative liability for the fair value of the bifurcated embedded conversion features discussed below. The initial carrying amount of the debentures was recorded net of discounts and deferred financing costs of $1,498. The Company repaid the debentures on June 20, 2019 at their face amount of $2,200 with proceeds from an equity financing which closed on June 18, 2019. In connection with the early repayment of the debentures, the Company recorded a loss on extinguishment of debt of $71, which consisted of the unamortized debt discount and deferred financing costs.

The debentures contained a conversion feature that provided that, at any time after June 28, 2019, if the debentures had not been repaid, but subject to certain investor ownership limitations, the debentures were convertible into shares of common stock at a conversion price equal to the lesser of $0.33 and 80% of the average of the lowest two volume weighted average prices of the Company’s common stock during the 20 trading days prior to conversion. The Company analyzed the conversion features embedded in the debentures and determined that bifurcation and liability classification was required under ASC 815 due to the variable number of shares issuable upon conversion. The fair value of the bifurcated embedded conversion features was determined to be $481 as of the issuance date using a Monte Carlo model and primarily Level 3 inputs. Upon the closing of the Company’s equity financing and the Company’s planned use of a portion of the proceeds to repay the debentures, the fair value of the embedded derivative liability was reduced to zero as the conversion feature was no longer available. The fair value adjustment to the embedded derivative liability of $481 was recorded as a reduction to Interest Expense for the three and six months ended June 30, 2019.

In connection with the financing, the Company amended the exercise price of warrants to purchase up to 8 million shares of common stock held by the investors that were issued on November 28, 2018 from $1.50 per share to $0.01 per share. The value attributable to the exercise price reduction of $130 was recorded in Warrant Expense for the six months ended June 30, 2019 and was estimated using the Black Scholes option pricing model using a risk-free interest rate of 2.2%, an expected term of 4.7 years, expected dividends of zero and expected volatility of 204.4%.

(7)  Leases

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

Operating lease costs for the three and six months ended June 30, 2019 were $121 and $241, respectively.  Variable lease costs were not material.

Supplemental information related to operating leases was as follows:

Balance Sheet Information at June 30, 2019
Operating lease ROU assets	$963

Operating lease liabilities, current portion	$343
Operating lease liabilities, long-term portion	626
Total operating lease liabilities	$969

Cash Flow Information for the Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of operating leases liabilities	$234

Maturities of operating lease liabilities at June 30, 2019 were as follows:

Twelve months ending June 30,
2020	$384
2021	328
2022	332
Total lease payments	1,044
Less: imputed interest	75
Total lease liabilities	$969

Weighted-average remaining lease term at end of period (in years)	2.8
Weighted-average discount rate at end of period	5.1%

Disclosures related to periods prior to adopting the new lease guidance

Future minimum lease commitments under noncancelable operating leases as of December 31, 2018 were as follows:

Year ending December 31,
2019	$449
2020	332
2021	331
2022	166
Total	$1,278

(8)  Equity

As described in Note 12 of the Company's Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2018, certain of the Company’s issuances of convertible preferred stock and warrants contain non-standard down round features which result in adjustments to the conversion price of the preferred stock and exercise price of the warrants in the event of future stock sales at a lower unit price. As of June 30, 2019, warrants issued to investors in connection with the sale of convertible preferred stock in August 2017 and warrants issued to investors in connection with the sale of common stock in June, July and August 2018, as amended, contain such down round features. At June 30, 2019, the exercise price of warrants with these down round features was $0.02 per share, as last reset effective with a direct financing completed on June 18, 2019.

Down round adjustments were not material during the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018, the Company recorded a total of $3,842 of down round adjustments attributable to changes in the conversion price of convertible preferred stock and reductions in the exercise price of warrants. The value attributable to the warrant exercise price reductions in the three and six months ended June 30, 2018 was estimated using the Black Scholes model using risk-free interest rates ranging from 2.13% to 2.81%; expected lives ranging from less than one year to 6.2 years; expected dividends of zero and expected volatility ranging from 111.63% to 126.38%.

The Company had the following equity transactions during the six months ended June 30, 2019 and 2018:

June 2019 Issuance of Common Stock and Warrants

On June 18, 2019, the Company completed a private placement with certain healthcare focused institutional investors for the sale of 15,600,000 shares of common stock at a purchase price of $0.02 per share and series C prefunded warrants to purchase 384,400,000 shares of common stock at a purchase price of $0.019 per share. The exercise price of each pre-funded warrant is $0.001 per share. The Company also issued series A warrants to purchase 400,000,000 shares of common stock at an exercise price of $0.020 per share and series B warrants to purchase 400,000,000 shares of common stock at an exercise price of $0.022 per share. Net proceeds from the private placement were $6,873 after deducting placement agent fees and other transaction costs. In connection with the registered direct offering, the placement agent received warrants to purchase 28,000,000 shares of common stock at an exercise price of $0.025 per share. The warrants issued to the placement agent are not exercisable until after the Company effects a reverse stock split.

The prefunded series C and the series A and B warrants were exercisable upon the closing of the private placement; however, until the Company effects a reverse stock split, the number of warrants that may be exercised is limited to the number of available unissued authorized shares, as defined in the warrant agreements (“Issuable Maximum”). Because the warrant holders may elect to exercise any of the series C prefunded or series A and B warrants up to their pro rata share of the Issuable Maximum, the $7,304 in gross proceeds from the sale of the series C prefunded warrants was recorded as a liability. As a result of the liability treatment of the prefunded warrants, the Company included $714 of the transaction costs in Other, net in the Condensed Consolidated Statements of Operations.

The series A and B warrants, series C prefunded warrants and common stock issued contain variable price features until the Company effects a reverse stock split. As a result, the total number of the shares of common stock and series C prefunded warrants purchased and the exercise prices of the series A and B warrants are not fixed until after the Company effects a reverse stock split. The Company analyzed the variable price features and established a warrant liability at the issuance date of $15,966. As the initial value of the warrant liability exceeded the proceeds received from the equity offering, the excess value of $8,340 was recorded as Warrant Expense. The Company revalued the warrant liability at June 30, 2019 and recorded the decrease in fair value of $4,213 as a reduction of Warrant Expense in the Condensed Consolidated Statements of Operations. The fair values of the warrant liability were determined using a Monte Carlo model and primarily Level 3 inputs.

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

Conversion of Series B Convertible Preferred Stock into Common Stock

During the six months ended June 30, 2019, 156 shares of Series B convertible preferred stock (“Series B Preferred Stock”) were converted into 124,800 shares of common stock. At June 30, 2019, the remaining 3 shares of Series B Preferred stock are convertible into 150,000 shares of common stock.

June 2018 Issuances of Common Stock and Warrants

On June 21, 2018, the Company completed a registered direct offering which included the sale of 3,354 shares of common stock at a purchase price of $429.80 per share per share and warrants to purchase 3,354 shares of common stock at a purchase price of $17.50 per share. The initial exercise price of each warrant was $431.20 per share. In connection with the registered direct offering, the placement agent received warrants to purchase 163 shares of common stock at an exercise price of $558.60 per share. Net proceeds from the registered direct offering were $1,269, after deducting placement agent fees and other transaction costs. The Company used $500 of the net proceeds of the offering to redeem 500 of the then currently 5,250 outstanding shares of its series D convertible preferred stock, which the Company agreed to as an inducement to obtain the required consent of the holder of series D convertible preferred stock for the Company to complete the offering.

On June 9, 2018, the Company completed a registered direct offering which included the sale of 2,676 shares of common stock at a purchase price of $548.80 per share per share and warrants to purchase 2,007 shares of common stock at a purchase price of $17.50 per share. The initial exercise price of each warrant was $550.20 per share. In connection with the registered direct offering, the placement agent received warrants to purchase 188 shares of common stock at an exercise price of $701.40 per share. Net proceeds from the registered direct offering were $1,232, after deducting placement agent fees and other transaction costs.

April 2018 Issuance of Convertible Preferred Stock and Warrants

On April 3, 2018 the Company completed a registered direct offering which included the sale of 6,000 shares of series D convertible preferred stock, par value $0.01 per share (“Series D Preferred Stock”), at a purchase price of $1,000 per share and warrants to purchase 16,667 shares of common stock at an initial exercise price of $1,575 per share. Net proceeds from the registered direct offering were $5,081, after deducting placement agent fees and other transaction costs. In April 2019, the remaining warrants to purchase 16,366 shares of common stock, net of the warrants exercised in May 2018 as discussed in Note 8, expired in accordance with their terms.

In addition to the shares of Series D Preferred Stock redeemed in connection with the registered direct offering completed on June 21, 2018,  750 shares of the Series D Preferred Stock were converted into 477 shares of common stock during the three and six months ended June 30, 2018.

(9) Warrants

On May 24, 2018, an institutional investor agreed to exercise an aggregate of 751 warrants to purchase common stock in exchange for a reduction in the warrant exercise price. The warrant exercise was accounted for as a warrant inducement and the related fair value adjustment to the exercised warrants of $146 was recorded in Warrant Expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2018.  The value attributable to the exercise price reductions was estimated using the Black Scholes option pricing model using risk-free interest rates ranging from 2.28% to 2.65%; expected terms ranging from less than one year to 3.7 years; expected dividends of zero and expected volatility ranging from 120.44% to 142.78%.

(10) Revenue Disaggregation and Operating Segments

The following table presents the Company’s revenue disaggregated by product and geography:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	U.S.	OUS *	Total	U.S.	OUS	Total
Lap-Band product	$4,010	$440	$4,450	$—	$—	$—
ReShape vBloc product	—	—	—	10	—	10
Total	$4,010	$440	$4,450	$10	$—	$10

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	U.S.	OUS *	Total	U.S.	OUS	Total
Lap-Band product	$7,076	$448	$7,524	$—	$—	$—
ReShape vBloc product	—	—	—	149	—	149
Total	$7,076	$448	$7,524	$149	$—	$149

*The next largest individual country outside the U.S. was Australia, which was 9.5% and 5.6% of total revenues for the three months and six months ended June 30, 2019 and 2018, respectively.

As described in Note 4 of the Company's Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2018, the Company acquired the Lap-Band product line in December 2018.  As a result of the acquisition of the Lap-Band product line, the Company is no longer actively marketing the ReShape vBloc product.

Operating Segments

The Company’s operating segments currently consist of the Lap-Band segment and the ReShape Vest segment.  These two operating segments are reported based on the financial information provided to the Chief Operating Decision Maker (the Chief Executive Officer, or “CODM”). The Company’s CODM evaluates segment performance based on gross profit. The Company’s CODM does not use operating segment assets information to allocate resources or to assess performance of the operating segments and thus total segment assets have not been disclosed

The Company acquired the established Lap-Band product line in December 2018, and the Lap-Band product line accounted for all of the Company’s revenues and gross profit for the three and six months ended June 30, 2019. There were no revenues or gross profit recorded for the ReShape Vest operating segment for the three months and six months ended June 30, 2019 and 2018 because the ReShape Vest is still in the development stage.

The Company’s CODM no longer evaluates performance related to ReShape vBloc, as revenues and gross profit during each of the three months ended June 30 and September 30, 2018 were insignificant, and there have been no revenues or gross profit associated with the ReShape vBloc product since September 30, 2018. In addition, the Company is no longer actively marketing the ReShape vBloc product.

(11) Income Taxes

In connection with the impairment of IPR&D discussed in Note 5, which resulted in a reduction in the deferred tax liability associated with the indefinite-lived intangible asset,  the Company recorded an income tax benefit of $586 for the three and six months ended June 30, 2019. The income tax benefit is net of an increase to the deferred tax valuation allowance of $1,052 for the portion of the deferred tax liability reversal that had been netted with the deferred tax asset associated with U.S. federal net operating loss carryforwards that do not expire.

The income tax benefit from continuing operations for the three and six months ended June  30, 2018 of $1,209 and $2,591, respectively, reflects the tax impact of the net operating losses from continuing operations generated in the periods which have an indefinite carryover period. A portion of these net operating losses were supported by expected taxable income from the reversal of indefinite-lived intangibles, such that they are more likely than not to be realized.

(12)  Stock-based Compensation

Stock-based compensation expense related to stock options issued under the ReShape Lifesciences Inc. Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”) and as inducement grants for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Selling, general and administrative	$696	$770	$1,919	$1,452
Research and development	31	40	64	98
Total	$727	$810	$1,983	$1,550

As of June 30, 2019, there was approximately $4,120 of total unrecognized compensation costs related to unvested stock option awards, which are expected to be recognized over a weighted-average period of 2.3 years.

There were no stock options granted during the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018, the Company granted 2,868 stock options under the Plan at a  weighted average exercise price of $1,336.72 per share. There were no stock options exercised during the three and six months ended June 30, 2019 and 2018.

The weighted-average assumptions used in the Black-Scholes option pricing model to estimate the grant date fair value of stock options  granted during the three and six months ended June 30, 2018 were as follows:

Risk-free interest rate	2.85%
Expected term (in years)	6.25
Expected dividend yield	0%
Expected volatility	121.52%

The total estimated grant date fair value of stock options granted during the three and six months ended June 30, 2018 was $3,468.

(13)  Commitments and Contingencies

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

Alpha and Iroquois. On July 12, 2018, Alpha Capital Anstalt (“Alpha”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York. In August 2017, Alpha acquired shares of the Company’s series B convertible preferred stock and warrants to purchase shares of the Company’s common stock in an underwritten public offering. Pursuant to the terms of the series B convertible preferred stock and warrants, the conversion price of the series B convertible preferred stock and exercise price of the warrants was subject to adjustment in the case of, among other things, dilutive issuances of securities by the Company. The complaint alleged breach of contract, claiming that the Company should have adjusted the conversion price of the series B convertible preferred stock and exercise price of the warrants to not less than $420.00 per share, rather than the $1,575.00 per share to which the Company actually adjusted such conversion price and exercise price, in connection with its registered direct offering of series D convertible preferred stock and warrants to purchase common stock that it completed and announced in April 2018. On July 26, 2018, Iroquois Capital Investment Group, LLC and Iroquois Master Fund, Ltd. (“Iroquois”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York, with substantially the same claims and seeking substantially the same relief as Alpha’s complaint described above, except that Iroquois claimed that the conversion price of the series D convertible preferred stock and exercise price of the warrants should have been adjusted to $189.00 per share.  Following a mediation held on June 20, 2019, the parties each entered into a mutually agreeable settlement agreement resolving the issues raised in the complaints filed by each Alpha and Iroquois.  Pursuant to the settlement agreements, each lawsuit has been dismissed with prejudice. The terms of the settlement agreements are confidential.

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

Results of Operations

Continuing Operations

Revenue. Revenue for the three and six months ended June 30, 2019 of  $4.4 million and $7.5 million, respectively, consisted of sales of our Lap-Band product which we acquired in December 2018. Revenues in the current quarter increased $1.3 million over the first three months of 2019, which was primarily due to revenue growth of $0.9 million in the U.S. over the previous quarter. In addition, as a result of our obtaining all distribution rights for the Lap-Band product in April 2019, we had $0.4 million of revenues in Australia. For the three and six months ended June 30, 2018, revenue of $0.1 million in each period was comprised of sales of our ReShape vBloc product.

Gross profit. Gross profit in the second quarter and first half of 2019 of $2.9 million and $5.1 million, respectively, reflects cost of sales associated with the established Lap-Band product line. Gross profit as a percentage of total revenue for the three and six months ended June 30, 2019 was 64 percent and 68 percent, respectively, as compared with 73 percent for the first three months of 2019. The lower gross profit rates in the second quarter and first half of 2019 are primarily the result of sales during the second quarter to a subsidiary of Apollo Endosurgery, Inc. (“Apollo”). Pursuant to a distribution agreement, Apollo serves as the Company’s distributor of Lap-Band product in certain geographical areas outside the U.S. for a period of up to one year from the acquisition date of the Lap-Band product line. Gross profit on sales of the ReShape vBloc product in the second quarter and first half of 2018 was $0.01 million in both periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.8 million for the three months ended June 30, 2019 as compared with $5.4 million for the three months ended March 31, 2019 and $4.3 million for the three months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, selling general and administrative expenses were $12.2 million and $10.7 million, respectively. Selling, general and administrative expenses in the second quarter and first half of 2019 include $0.9 million of severance costs and $0.5 million of one-time litigation related expenses. The remainder of the increase in 2019 over the same periods in 2018 is primarily the result of an increase in our selling costs due to the increase in sales personnel and higher commissions associated with the increased Lap-Band revenues.

Research and Development Expenses. Research and development expenses were $1.0 million for the three months ended June  30, 2019 compared with $2.1 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, research and development expenses were $2.0. million compared with $4.6 million for the six months ended June 30, 2018. During the 2019, our research and development activities were limited to the continued development of the ReShape Vest. Research and development expenses for the 2018 periods included development activities for both the ReShape Vest and ReShape vBloc.

Impairment of Intangible Assets. As a result of an impairment analysis performed during the second quarter of 2019, we recorded an impairment charge of $6.6 million on the indefinite-lived intangible asset recorded in connection with our acquisition of BarioSurg, Inc. (“BarioSurg”) in May 2017. We also assessed the recoverability of finite-lived intangible assets during the second quarter of 2019 and did not identify any impairment as a result the performance of this analysis.  Based on an impairment analysis of our goodwill and intangible assets performed during the quarter ended June 30, 2018, we recorded an impairment loss of $14.2 million for the three and six months ended June 30, 2018, eliminating all goodwill balances related to our acquisition of BarioSurg. There were no impairment charges recorded relative to the indefinite and finite-lived intangible assets in 2018. Refer to Note 5 to our Condensed Consolidated Financial statements for additional information about impairment of intangible assets.

 Net Interest Expense and Loss on Extinguishment of Debt. We had net noncash interest expense of $0.2 million and $0.3 million for the three months and six months ended June 30, 2019. During the second quarter and first half of 2019, accretion of interest expense on the net present value of the asset purchase consideration payable and the discount and deferred financing costs on the convertible subordinated debentures totaled $0.7 million and $0.9 million, respectively.  This noncash interest expense was reduced by $0.5 million for the write-off of an embedded derivative liability recorded for the conversion features of the debentures that were eliminated as a result of the repayment of the debentures prior to their maturity date. In connection with the early repayment of the debentures, we recorded a loss on extinguishment of debt of $0.1 million, which consisted of the unamortized debt discount and deferred financing costs. Refer to Note 6 to our Condensed Consolidated Financial statements for additional information about the asset purchase consideration payable and the convertible subordinated debentures.

Warrants Expense. Warrant expense for the three and six months ended June 30, 2019 includes noncash expense of $8.3 million for the value of variable price features included with the warrants and common stock issued in connection with our equity financing completed in June 2019 in excess of the proceeds received. This noncash expense was reduced by $4.2 million for the decrease in fair value of the warrant liability between the issuance date and June 30, 2019. In addition, during the six months ended June 30, 2019, we recorded warrant expense of $0.1 million for the change in fair value of certain warrants held by certain institutional investors for which the exercise price was reduced in connection with the sale of convertible subordinated debentures to those investors. Warrant expense of $0.1 million for the three and six months ended June 30, 2018 is primarily related to the change in fair value of certain warrants held by an institutional investor for which the exercise price was reduced as an inducement for the investor to exercise the warrants.

Other, Net. Other, net for the three and six months ended June 30, 2019 includes $0.7 million of transaction costs required to be expensed as a result of the liability treatment for the warrants issued in connection with our June equity financing. See Note 8 to our Condensed Consolidated Financial statements for additional information about our June equity financing.

Income tax benefit.  The income tax benefit of $0.6 million for the three and six months ended June 30, 2019 is due to a reduction in the deferred tax liability associated with an indefinite-lived intangible asset, for which we recorded an impairment charge of $6.6 million during the three months ended June 30, 2019. The income tax benefit is net of an increase to the deferred tax valuation allowance of $1.1 million for the portion of the deferred tax liability reversal that had been netted with the deferred tax asset associated with U.S. federal net operating loss carryforwards that do not expire. The income tax benefit recorded for the three months and six ended June  30, 2018 of $1.2 million and $2.6 million, respectively, reflects the tax impact of the net operating loss in the period which have an indefinite carryover period.  A portion of these net operating losses were supported by expected taxable income from the reversal of indefinite-lived intangibles, such that they are more likely than not to be realized.

Discontinued Operations

Loss from discontinued operations for the three and six months ended June  30, 2018 of $15.9 million and $19.8 million, respectively, reflects the activities of our Reshape Balloon product line, which we sold in December 2018 in connection with our acquisition of the Lap-Band product line assets. The loss for the quarter and year to date periods includes an impairment charge of $13.2 million for the full write-down of the goodwill recorded in connection with our acquisition of ReShape Medical, Inc. There was no income tax expense or benefit for discontinued operations.

Liquidity and Capital Resources

As of June 30, 2019, we had $4.4 million of cash and cash equivalents to fund operations. We have financed our operations to date principally through the sale of equity securities and debt financing. Our anticipated operations include plans to (i) continue to integrate the sales and operations of the Company with the newly acquired Lap-Band product line in order to expand sales domestically and internationally as well as to obtain cost savings synergies, (ii) continue development of the ReShape Vest, (iii) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third party sales and licensing opportunities, and (iv) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities. However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing to support its operations.

Management is currently pursuing various funding options, including seeking additional equity or debt financing as well as a strategic merger or other transaction to obtain additional funding to support the expansion of Lap-Band product sales and to continue the development of, and to successfully commercialize, the ReShape Vest. While the acquisition of Lap-Band product line does provide incremental revenues and cash flows to the Company, the cost to support the clinical trials of the ReShape Vest is expected to exceed internally generated cash flows for the foreseeable future. While there can be no assurance that the Company will be successful in its efforts, the Company has a long history of raising equity financing to fund its development activities. Should the Company be unable to obtain adequate financing in the near term, the Company’s business, result of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.

Net Cash Used in Operating Activities - Continuing Operations

Net cash used in operating activities from continuing operations was $8.6 million and $10.9 million for the six months ended June  30, 2019 and 2018, respectively. Net cash used in operating activities from continuing operations was primarily the result of the loss from continuing operations in each year net of noncash items and changes in operating assets and liabilities.

Net Cash Provided by Financing Activities from Continuing Operations

Net cash provided by financing activities of $7.4 million for the six months ended June 30, 2019 was primarily related to the $7.6 million of cash proceeds we received in connection with an equity financing completed in June 2019.  A portion of the net proceeds from the equity financing were used to repay the $2.2 million face amount of convertible subordinated debentures that were issued at an original issue discount of 10 percent in March 2019.

Discontinued Operations

Net cash used in operating activities of discontinued operations of $4.9 million for the six months ended June 30, 2018, reflects activities of the ReShape Balloon product line. There were no investing or financing activities related to discontinued operations for the six months ended June 30, 2018.

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

The Company’s acquisition of the Lap-Band product line provides incremental revenues and cash flows and does not require further product development. In order to continue the development of, and to successfully commercialize the ReShape Vest, the Company’s management is currently pursuing various funding options, including seeking additional equity or debt financing as well as a strategic merger or other transaction to obtain additional funding. The Company has a long history of raising equity financing to fund its development activities; however, there can be no assurance that the Company will continue to be successful in its efforts. Should the Company be unable to obtain adequate financing in the near term, the Company’s business, result of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our ReShape Vest, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the ReShape Vest or other additional products and successfully deliver a commercial product to the market. Our future capital requirements will depend on many factors, including, but not limited to, the following:

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our ReShape Vest and any products that we may develop;
•	the rate of market acceptance of our ReShape Vest and any other product candidates;
•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;
•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;
•	the effect of competing products and market developments;
•	the cost of explanting clinical devices;
•	the terms and timing of any collaborative, licensing or other arrangements that we may establish;
•	revenue from sales of our established Lap-Band product, any revenue generated by sales of our ReShape Vest or future products;
•	the scope, rate of progress, results and cost of our clinical trials and other research and development activities;
•	the cost and timing of obtaining any further required regulatory approvals; and
•	the extent to which we invest in products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Critical Accounting Policies and Estimates

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 37-38 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes from the information discussed therein.

During the six months ended June 30, 2019 there were no material changes to our significant accounting policies which are fully described in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

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

Based on their evaluation as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2019 for the reasons described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below.

•	Activities pertaining to our remediation efforts of material weaknesses (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act)•
•	New business processes pertaining to accounting for the lap-band sales and accounts receivable

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

Alpha and Iroquois. On July 12, 2018, Alpha Capital Anstalt (“Alpha”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York. In August 2017, Alpha acquired shares of the Company’s series B convertible preferred stock and warrants to purchase shares of the Company’s common stock in an underwritten public offering. Pursuant to the terms of the series B convertible preferred stock and warrants, the conversion price of the series B convertible preferred stock and exercise price of the warrants was subject to adjustment in the case of, among other things, dilutive issuances of securities by the Company. The complaint alleged breach of contract, claiming that the Company should have adjusted the conversion price of the series B convertible preferred stock and exercise price of the warrants to not less than $420.00 per share, rather than the $1,575.00 per share to which the Company actually adjusted such conversion price and exercise price, in connection with its registered direct offering of series D convertible preferred stock and warrants to purchase common stock that it completed and announced in April 2018. On July 26, 2018, Iroquois Capital Investment Group, LLC and Iroquois Master Fund, Ltd. (“Iroquois”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York, with substantially the same claims and seeking substantially the same relief as Alpha’s complaint described above, except that Iroquois claimed that the conversion price of the series D convertible preferred stock and exercise price of the warrants should have been adjusted to $189.00 per share. Following a mediation held on June 20, 2019, the parties each entered into a mutually agreeable settlement agreement resolving the issues raised in the complaints filed by each Alpha and Iroquois.  Pursuant to the settlement agreements, each lawsuit has been dismissed with prejudice. The terms of the settlement agreements are confidential.

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

10.1

Form of Securities Purchase Agreement, dated June 13, 2019, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2019)

10.2	Form of Series A Warrant issued June 18, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2019)

10.3	Form of Series B Warrant issued June 18, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2019)

10.4

Form of Series C Pre-Funded Warrant issued June 18, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2019)

10.5

Form of Registration Rights Agreement, dated June 18, 2019 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2019)

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No .	Description
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended  June 30, 2019, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: August 16, 2019