Form 10-Q
period 2019-09-30
ReShape Lifesciences Inc.
filed 2019-11-14
CIK 1371217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Exchange on which Registered
Common stock, $0.001 par value per share	RSLS	OTCQB Market

As of November 12, 2019,  353,794 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share amounts; unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$7,717	$5,548
Accounts and other receivables (net of allowance for bad debts of $558 at September 30, 2019 and $236 at December 31, 2018)	2,971	917
Finished goods inventory	1,189	985
Prepaid expenses and other current assets (Note 4)	1,796	1,269
Total current assets	13,673	8,719
Property and equipment, net	6	64
Operating lease right-of-use assets (Note 7)	828	—
Other intangible assets, net (Note 5)	29,090	36,927
Other assets	586	563
Total assets	$44,183	$46,273
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,851	$1,628
Accrued and other liabilities (Note 4)	5,591	4,829
Asset purchase consideration payable, current (Note 6)	1,980	1,907
Operating lease liabilities, current (Note 7)	285	—
Total current liabilities	11,707	8,364
Asset purchase consideration payable, noncurrent (Note 6)	4,579	4,403
Operating lease liabilities, noncurrent (Note 7)	552	—
Deferred income taxes	1,258	1,844
Common stock warrant liability (Note 8 and Note 9)	41,749	—
Total liabilities	59,845	14,611
Commitments and contingencies (Note 13)
Stockholders’ (deficit) equity:
Preferred stock, 5,000,000 shares authorized:
Series B convertible preferred stock, $0.01 par value; 3 and 159 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Series C convertible preferred stock, $0.01 par value; 95,388 shares issued and outstanding at September 30, 2019 and December 31, 2018	1	1
Common stock, $0.001 par value; 275,000,000 shares authorized at September 30, 2019 and December 31, 2018; 353,794 and 73,092 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	452,486	450,651
Accumulated deficit	(468,140)	(418,990)
Accumulated other comprehensive loss	(9)	—
Total stockholders’ (deficit) equity	(15,662)	31,662
Total liabilities and stockholders’ equity	$44,183	$46,273

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Operations

(dollars in thousands, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$3,515	$8	$11,039	$157
Cost of revenue	1,413	23	3,849	86
Gross profit	2,102	(15)	7,190	71
Operating expenses:
Selling, general and administrative	5,362	4,288	17,575	14,951
Research and development	858	992	2,874	5,545
Impairment of intangible assets (Note 5)	—	—	6,588	14,005
Legal settlement (Note 13)	1,500	—	1,500	—
Total operating expenses	7,720	5,280	28,537	34,501
Operating loss	(5,618)	(5,295)	(21,347)	(34,430)
Other expense (income), net:
Interest expense, net	74	(1)	390	1
Loss on extinguishment of debt (Note 6)	—	—	71	—
Warrant expense (Note 8 and Note 9)	22,564	—	26,821	145
(Gain) loss on foreign currency transactions	(229)	—	(229)	—
Other, net	727	(7)	1,336	(9)
Loss from continuing operations before income taxes	(28,754)	(5,287)	(49,736)	(34,567)
Income tax benefit	—	531	586	3,122
Loss from continuing operations	(28,754)	(4,756)	(49,150)	(31,445)
Loss from discontinued operations, net of tax	—	(2,249)	—	(22,044)
Net loss	$(28,754)	$(7,005)	$(49,150)	$(53,489)
Less: Down round adjustments for convertible preferred stock and warrants	—	(132)	—	(3,974)
Net loss attributable to common shareholders	$(28,754)	$(7,137)	$(49,150)	$(57,463)
Net loss per share - basic and diluted:
Continuing operations	(106.44)	(2,256.69)	$(235.42)	$(43,036.45)
Discontinued operations	—	(1,038.32)	—	(26,784.93)
Net loss per share - basic and diluted	$(106.44)	$(3,295.01)	$(235.42)	$(69,821.38)
Shares used to compute basic and diluted net loss per share	270,136	2,166	208,777	823

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Comprehensive Loss

(dollars in thousands; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(28,754)	$(7,005)	$(49,150)	$(53,489)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9)	—	(9)	—
Other comprehensive income (loss), net of tax	(9)	—	(9)	—
Comprehensive loss	$(28,763)	$(7,005)	$(49,159)	$(53,489)

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(dollars in thousands; unaudited)

	Three Months Ended September 30, 2019
	Series B Convertible		Series C Convertible		Series E Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance June 30, 2019	3	$—	95,388	$1	—	$—	237,544	$—	$452,777	$(439,386)	$—	$13,392
Net loss	—	—	—	—	—	—	—	—	—	(28,754)	—	(28,754)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	(9)	(9)
Stock-based compensation expense	—	—	—	—	—	—	—	—	(497)	—	—	(497)
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	47,083	—	56	—	—	56
Institutional sales of common stock and warrants, net of issuance and other costs	—	—	—	—	—	—	69,167	—	150	—	—	150
Balance September 30, 2019	3	$—	95,388	$1	—	$—	353,794	$—	$452,486	$(468,140)	$(9)	$(15,662)

	Nine Months Ended September 30, 2019
	Series B Convertible		Series C Convertible		Series E Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance December 31, 2018	159	$—	95,388	$1	—	$—	73,087	$—	$450,651	$(418,990)	$—	$31,662
Net loss	—	—	—	—	—	—	—	—	—	(49,150)	—	(49,150)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	(9)	(9)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,486	—	—	1,486
Warrant expense	—	—	—	—	—	—	—	—	131	—	—	131
Institutional sales of common stock and warrants, net of issuance and other costs	—	—	—	—	—	—	200,207	—	479	—	—	479
Warrant adjustment	—	—	—	—	—	—	—	—	(312)	—	—	(312)
Conversion of common stock into convertible preferred stock	—	—	—	—	1,192,000	12	(9,933)	—	(12)	—	—	(12)
Conversion of convertible preferred stock into common stock	(156)	—	—	—	(1,192,000)	(12)	9,933	—	12	—	—	12
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	80,500	—	51	—	—	51
Balance September 30, 2019	3	$—	95,388	$1	—	$—	353,794	$—	$452,486	$(468,140)	$(9)	$(15,662)

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (Continued)

(dollars in thousands; unaudited)

	Three Months Ended September 30, 2018
	Series B Convertible		Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance June 30, 2018	2,957	$—	95,388	$1	4,750	$—	215	$—	$424,194	$(385,085)	$39,110
Net loss	—	—	—	—	—	—	—	—	—	(7,005)	(7,005)
Stock-based compensation expense	—	—	—	—	—	—	—	—	757	—	757
Down round adjustments for convertible preferred stock and warrants	—	—	—	—	—	—	—	—	132	(132)	—
Institutional sales of common stock and warrants, net of issuance costs	—	—	—	—	—	—	134	—	2,726	—	2,726
Issuance of common stock and warrants in September 2018 public offering	—	—	—	—	—	—	696	—	447	—	447
Conversions of convertible preferred stock into common stock	(2,798)	—	—	—	(4,213)	—	3,943	—	—	—	—
Issuance of common stock upon exercise of warrants, net of transaction costs	—	—	—	—	—	—	10	—	14	—	14
Balance September 30, 2018	159	$—	95,388	$1	537	$—	4,998	$—	$428,270	$(392,222)	$36,049

	Nine Months Ended September 30, 2018
	Series B Convertible		Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2017	6,055	$—	95,388	$1	—	$—	123	$—	$411,125	$(334,759)	$76,367
Net loss	—	—	—	—	—	—	—	—	—	(53,489)	(53,489)
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,307	—	2,307
Down round adjustments for convertible preferred stock and warrants	—	—	—	—	—	—	—	—	3,974	(3,974)	—
Institutional sale of convertible preferred stock and warrants in April 2018, net of issuance costs	—	—	—	—	6,000	—	—	—	5,081	—	5,081
Institutional sales of common stock and warrants, net of issuance costs	—	—	—	—	—	—	184	—	5,227	—	5,227
Issuance of common stock and warrants in September 2018 public offering	—	—	—	—	—	—	696	—	447	—	447
Redemption of convertible preferred stock	—	—	—	—	(500)	—	—	—	(500)	—	(500)
Conversions of convertible preferred stock into common stock	(5,896)	—	—	—	(4,963)	—	3,978	—	—	—	—
Issuance of common stock upon exercise of warrants, net of transaction costs	—	—	—	—	—	—	17	—	609	—	609
Balance September 30, 2018	159	$—	95,388	$1	537	$—	4,998	$—	$428,270	$(392,222)	$36,049

See accompanying Notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands; unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(49,150)	$(53,489)
Loss from discontinued operations, net of tax	—	22,044
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	36	210
Amortization of intangible assets	1,249	101
Impairment of intangible assets	6,588	14,005
Bad debt expense	287	72
Noncash interest expense	880	—
Fair value adjustment to embedded derivative	(481)	—
Loss on extinguishment of debt	71	—
Stock-based compensation	1,486	2,307
Warrant expense	26,821	145
Deferred income tax benefit	(586)	(3,124)
Other noncash items	31	—
Change in operating assets and liabilities:
Accounts and other receivables	(2,343)	(115)
Inventory	(204)	1,636
Prepaid expenses and other current assets	(527)	(133)
Other assets	(23)	918
Accounts payable and accrued liabilities	2,986	1,793
Net cash used in operating activities - continuing operations	(12,879)	(13,630)
Net cash used in operating activities - discontinued operations	—	(6,770)
Net cash used in operating activities	(12,879)	(20,400)
Cash flows from investing activities:
Purchases of property and equipment	—	(7)
Net cash used in investing activities - continuing operations	—	(7)
Net cash used in investing activities	—	(7)
Cash flows from financing activities:
Proceeds from issuance of subordinated convertible debentures	2,000	—
Payments of debt financing costs	(21)	—
Repayment of subordinated convertible debentures	(2,200)	—
Proceeds from warrants exercised	239	502
Proceeds from sale and issuance of equity securities	15,083	12,829
Payments of equity issuance costs	(44)	(2,114)
Preferred stock redemption	—	(500)
Net cash provided by financing activities - continuing operations	15,057	10,717
Net cash provided by financing activities	15,057	10,717
Effect of currency exchange rate changes on cash and cash equivalents	(9)
Net decrease in cash and cash equivalents	2,169	(9,690)
Cash and cash equivalents at beginning of period	5,548	10,163
Cash and cash equivalents at end of period	$7,717	$473
Noncash investing and financing activities:
Down round adjustment for convertible preferred stock and warrants	$—	$3,974
Conversion of common stock to convertible preferred stock	(1)	—
Conversion of convertible preferred shares to common stock	—	—

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

Reverse Stock Split

During the fourth quarter of 2019, the Company’s board of directors and stockholders approved a 1-for-120 reverse stock split of the Company’s outstanding common stock that became effective after the close of market on November 11, 2019. In addition, the Company’s certificate of incorporation was amended to change the common stock par value from $0.01 per share to $0.001 per share.

In connection with the reverse stock split, proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion, and the per share exercise or conversion price, of the Company’s outstanding warrants, stock options and convertible preferred stock, in each case in accordance with their terms. The reverse stock split did not change the number of common or preferred shares authorized by the Company’s certificate of incorporation. All par value, share and per-share amounts have been retroactively adjusted to reflect the reverse stock splits for all periods presented.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable, accounts payable and certain accrued and other liabilities approximate fair value due to their short-term maturities. Refer to Note 6 regarding the fair value of debt instruments and Note 8 and Note 9 regarding fair value measurements and inputs of warrants.

Net Loss Per Share

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30,
	2019	2018
Stock options	155	35
Convertible preferred stock	1,288	959
Warrants	13,647,740	791

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

The adoption of the guidance resulted in the recognition of right-of-use ("ROU") assets and lease liabilities for operating leases of $1.2 million as of January 1, 2019. The guidance did not have an impact on the Company's Condensed Consolidated Statements of Operations or Cash Flows. See Note 7 for disclosures related to the Company's leases.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. In May 2019, the FASB issued ASU No. 2019-05, which amended the new standard by providing targeted transition relief. The new guidance replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. This guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2019 (or 2022, if deferral proposal adopted) and early adoption is permitted for fiscal years and interim periods within those years beginning after December 15, 2018.The Company is currently evaluating the effects of ASU 2016-13 on its consolidated financial statements.

(2)  Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue in the short-term to the next eighteen months. The Company’s history of operating losses and limited cash resources raise substantial doubt about its ability to continue as a going concern.

As of September 30, 2019, the Company had net working capital of $2.0 million. The Company’s principal source of liquidity as of September 30, 2019 consisted of approximately $7.7 million of cash and cash equivalents and $3.0 million of accounts receivable.

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

There were no assets associated with the ReShape Balloon product line at September 30, 2019 and December 31, 2018. As described in Note 4 of the Company's Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2018, the Company recorded an impairment charge of approximately $13.2 million in the second quarter of 2018 for the full write-down of the goodwill that had been recorded in connection with its acquisition in October 2017 of ReShape Medical, Inc. (“ReShape Medical”). The ReShape Balloon product line was the primary operating activity of ReShape Medical. The components of loss from discontinued operations for the three and nine months ended September 30, 2018 consisted of the following:

	Three Months Ended	Nine Months Ended

Revenue	$342	$1,797
Loss from discontinued operations before income taxes	(2,249)	(22,044)
Income tax benefit	—	—
Loss from discontinued operations, net of tax	$(2,249)	$(22,044)

(4)  Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following:

Prepaid expenses and other current assets:

	September 30,	December 31,
	2019	2018
Prepaid contract research organization expenses	$1,278	$1,064
Prepaid insurance	395	58
Other current assets	123	147
Total prepaid expenses and other current assets	$1,796	$1,269

Accrued and other liabilities:

	September 30,	December 31,
	2019	2018
Payables, Apollo	$664	$—
Professional service related expenses	1,876	3,095
Payroll related expenses	1,078	1,146
vBloc related expenses	1,411	—
Equity transaction related expenses	211	—
Insurance premium	64	—
Other accrued liabilities	287	588
Total accrued liabilities and other liabilities	$5,591	$4,829

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

(5)  Impairment of Intangible Assets

Indefinite-lived intangible assets consist of in-process research and development (“IPR&D”) for the ReShape Vest recorded in connection with the Company’s acquisition of BarioSurg, Inc. (“BarioSurg”) in May 2017. The Company has completed the feasibility study for the ReShape Vest and began clinical trials in Europe in 2018. During the second quarter of 2019, the Company performed a qualitative impairment analysis of the IPR&D. Due to delays in the clinical trials experienced during the first six months of 2019, the Company revised its expectations of when revenues would commence for the ReShape Vest, thus reducing the projected near-term future net cash flows related to the ReShape Vest. As a result, the Company performed a quantitative impairment analysis of the IPR&D and recorded an impairment charge of approximately $6.6 million for the excess of the carrying value over the estimated fair value. The fair value of the IPR&D was estimated using an income approach which included discounting the revised projected future net cash flows to their present value, with a discount rate of 22.4%.

The Company also assessed the recoverability of finite-lived intangible assets and did not identify any impairment as a result the performance of this analysis.

As described in Note 8 of the Company's Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2018, subsequent to the Company’s registered direct securities offering on April 3, 2018, the price of the Company’s common stock declined significantly. Management determined that this event was an indicator of potential impairment as the magnitude of the decline indicated that the net equity of the Company may be in excess of its fair market value and conducted an impairment analysis during the second quarter of 2018. As a result, the Company recorded an impairment charge of approximately $14.0 million for the full write-down of the goodwill recorded in connection with its acquisition of BarioSurg. In addition, as described in Note 3, discontinued operations for the nine months ended September 30, 2018 include a goodwill impairment charge for the full write-down of the goodwill recorded in connection with the Company’s acquisition of ReShape Medical.

(6)  Debt

Asset Purchase Consideration Payable

The asset purchase consideration payable related to the Company’s December 2018 acquisition of the Lap-Band product line from Apollo was initially recorded at net present value using a discount rate of 5.1%. The asset purchase consideration payable was originally secured by a first security interest in substantially all of the Company’s assets, but that security interest terminated in accordance with its terms in October 2019. At September 30, 2019, the aggregate carrying value of the current and noncurrent asset purchase consideration payable of approximately $6.6 million, as adjusted for accretion of interest of approximately $0.3 million, and due to the first security interest held by Apollo, approximates fair value.

Convertible Subordinated Debentures

On March 29, 2019, the Company completed a private placement with certain healthcare focused institutional investors for the sale of secured subordinated original issue discount convertible debentures (“debentures”) for a purchase price of $2.0 million. The debentures had a maturity of June 28, 2019 and a face amount of $2.2 million, reflecting a 10% original issue discount. The Company recorded an additional debt discount and a derivative liability for the fair value of the bifurcated embedded conversion features discussed below. The initial carrying amount of the debentures, net of discounts and deferred financing costs, was approximately $1.5 million. The Company repaid the debentures on June 20, 2019 at their face amount of $2.2 million with proceeds from an equity financing which closed on June 18, 2019. In connection with the early repayment of the debentures, the Company recorded a loss on extinguishment of debt of approximately $0.1 million, which consisted of the unamortized debt discount and deferred financing costs.

The debentures contained a conversion feature that provided that, at any time after June 28, 2019, if the debentures had not been repaid, but subject to certain investor ownership limitations, the debentures were convertible into shares of common stock at a conversion price equal to the lesser of $0.33 and 80% of the average of the lowest two volume weighted average prices of the Company’s common stock during the 20 trading days prior to conversion. The Company analyzed the conversion features embedded in the debentures and determined that bifurcation and liability classification was required under ASC 815 due to the variable number of shares issuable upon conversion. The fair value of the bifurcated embedded conversion features was determined to be approximately $0.5 million as of the issuance date using a Monte Carlo model and primarily Level 3 inputs using a risk-free rate of 2.19%; probability of conversion of 98.0%; probability of repayment at each conversion of 2.0%; volatility of 161.74%; option-adjusted spread of 50.0%; and a discount for lack or marketability of 20.0%.   Upon the closing of the Company’s equity financing and the Company’s planned use of a portion of the proceeds to repay the debentures, the fair value of the embedded derivative liability was reduced to zero as the conversion feature was no longer available. The fair value adjustment to the embedded derivative liability of approximately $0.5 million was recorded as a reduction to Interest Expense for the nine months ended September 30, 2019.

In connection with the financing, the Company amended the exercise price of warrants to purchase up to 66,667 shares of common stock held by the investors that were issued on November 28, 2018 from $180.00 per share to $120.00 per share. The value attributable to the exercise price reduction of $130 was recorded in Warrant Expense for the nine months ended September 30, 2019 and was estimated using the Black Scholes option pricing model using a risk-free interest rate of 2.2%, an expected term of 4.7 years, expected dividends of zero and expected volatility of 204.4%.

(7)  Leases

On the date of adoption of Topic 842, the Company had noncancelable operating leases for office and warehouse space in San Clemente, California and noncancelable operating leases for certain office equipment that expire at various dates through 2022. The Company does not have any short-term leases or financing lease arrangements and the effects of any lease modifications have not been material. Certain of the Company’s equipment leases include variable lease payments that are adjusted periodically based on actual usage. Lease and non-lease components are accounted for separately.

Operating lease costs for the three and nine months ended September 30, 2019 were $0.1 million and $0.4 million, respectively. Variable lease costs were not material.

Supplemental information related to operating leases is as follows:

Balance Sheet Information at September 30, 2019
Operating lease ROU assets	$828

Operating lease liabilities, current portion	$285
Operating lease liabilities, long-term portion	552
Total operating lease liabilities	$837

Cash Flow Information for the Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating leases liabilities	$353

Maturities of operating lease liabilities at September 30, 2019 were as follows:

Twelve Months Ending September 30,
2020	$321
2021	330
2022	248
Total lease payments	899
Less: imputed interest	62
Total lease liabilities	$837

Weighted-average remaining lease term at end of period (in years)	2.7
Weighted-average discount rate at end of period	5.1%

Disclosures related to periods prior to adopting the new lease guidance

Future minimum lease commitments under noncancelable operating leases as of December 31, 2018 were as follows:

Year Ending December 31,
2019	$449
2020	332
2021	331
2022	166
Total	$1,278

(8)  Equity

As described in Note 12 of the Company's Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2018, certain of the Company’s issuances of convertible preferred stock and warrants contain non-standard down round features which result in adjustments to the conversion price of the preferred stock and exercise price of the warrants in the event of future stock sales at a lower unit price. As of September 30, 2019, warrants issued to investors in connection with the sale of convertible preferred stock in August 2017 and warrants issued to investors in connection with the sale of common stock in June, July and August 2018, as amended, contain such down round features. At September 30, 2019, the exercise price of warrants with these down round features was $0.02 per share, as last reset effective with a direct financing completed on September 23, 2019.

Down round adjustments were not material during the nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, the Company recorded total down round adjustments attributable to changes in the conversion price of convertible preferred stock and reductions in the exercise price of warrants of approximately $0.1 million and approximately $4.0 million, respectively. The value attributable to the warrant exercise price reductions in the nine months ended September 30, 2018 was estimated using the Black Scholes model using risk-free interest rates ranging from 2.13% to 2.96%;  expected lives ranging from less than one year to 9.4 years; expected dividends of zero and expected volatility ranging from 111.63% to 293.32%.

The Company had the following equity transactions during the nine months ended September 30, 2019 and 2018:

June 2019 Issuance of Common Stock and Warrants

On June 18, 2019, the Company completed a private placement with certain healthcare focused institutional investors for the sale of 130,000 shares of common stock at a purchase price of $2.40 per share and series C prefunded warrants to purchase 3,203,334 shares of common stock at a purchase price of $0.019 per share. The exercise price of each pre-funded warrant is $0.001 per share. The Company also issued series A warrants to purchase 3,333,334 shares of common stock at an exercise price of $0.022 per share and series B warrants to purchase 3,333,334 shares of common stock at an exercise price of $0.020 per share. The series B warrants were exercised for 69,167 shares of common stock and series F prefunded warrants to purchase 3,264,167 shares of common stock. For further details on this transaction see Note 9. Net proceeds from the private placement were $6.9 million after deducting placement agent fees and other transaction costs. In connection with the registered direct offering, the placement agent received warrants to purchase 233,334 shares of common stock at an exercise price of $0.025 per share. The warrants issued to the placement agent are not exercisable until after the Company effects a reverse stock split.

The prefunded series C and the series A and B warrants were exercisable upon the closing of the private placement; however, until the Company effects a reverse stock split, the number of warrants that may be exercised is limited to the number of available unissued authorized shares, as defined in the warrant agreements (“Issuable Maximum”). Because the warrant holders may elect to exercise any of the series C prefunded or series A and B warrants up to their pro rata share of the Issuable Maximum, the $7.3 million in gross proceeds from the sale of the series C prefunded warrants was recorded as a liability. As a result of the liability treatment of the prefunded warrants, the

Company included $0.7 million of the transaction costs in Other, net in the Condensed Consolidated Statements of Operations.

The series A and B warrants, series C prefunded warrants and common stock issued contain variable price features until the Company effects a reverse stock split. As a result, the total number of the shares of common stock and series C prefunded warrants purchased and the exercise prices of the series A and B warrants are not fixed until after the Company effects a reverse stock split. The Company analyzed the variable price features and established a warrant liability at the issuance date of approximately $16.0 million. As the initial value of the warrant liability exceeded the proceeds received from the equity offering, the excess value of $8.3 million was recorded as Warrant Expense. The warrant liability is being revalued at each financial reporting period and the total decrease in fair value of $2.2 million was recorded as a reduction of Warrant Expense in the Condensed Consolidated Statements of Operations. The fair values of the warrant liability were determined using a Monte Carlo model and primarily Level 3 inputs.

February 2019 Conversion of Common Stock into New Series of Convertible Preferred Stock

On February 1, 2019, pursuant to an exchange agreement with Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”) 9,934 shares of the Company’s common stock were exchanged for an aggregate of 1,192,000 shares of series E convertible preferred stock, par value $0.01 per share (“Series E Preferred Stock”) in a noncash transaction. Each share of Series E Preferred Stock was convertible into one share of common stock at Sabby’s election. In April 2019, all shares of Series E Preferred Stock were converted into an equal number of shares of common stock.

Conversion of Series B Convertible Preferred Stock into Common Stock

During the nine months ended September 30, 2019, 156 shares of Series B convertible preferred stock (“Series B Preferred Stock”) were converted into 1,040 shares of common stock. At September 30, 2019, the remaining 3 shares of Series B Preferred stock are convertible into 1,250 shares of common stock.

September 2018 Issuance of Common Stock and Warrants and Exchange of Series D Convertible Preferred Stock for Common Stock and Warrants

On September 20, 2018, the Company completed a public offering which included the issuance of 696 shares of common stock at a purchase price of $756.00 per share and warrants to purchase 348 shares of common stock at an exercise price of $756.00 per share. In connection with the public offering, the placement agent received warrants to purchase 49 shares of common stock at an exercise price of $945.00 per share. Net proceeds from the public offering were $0.4 million, after deducting placement agent fees and other transaction costs.

Pursuant to the terms of the April 2018 securities purchase agreement, on September 20, 2018, the purchasers exercised their right to exchange their shares of series D convertible preferred stock into the common stock and warrants included in the September 2018 public offering. As a result, an aggregate of 178.9 shares of series D convertible preferred stock was exchanged for the issuance of 237 shares of common stock and warrants to purchase 119 shares of common stock at an exercise price of $756.00 per share.

August 2018 Issuance of Common Stock and Warrants

On August 3, 2018, the Company completed a registered direct offering which included the sale of 60 shares of common stock at a purchase price of $10,080.00 per share and warrants to purchase 60 shares of common stock at an initial exercise price of $18,480.00 per share. Net proceeds from the registered direct offering were approximately $0.5 million, after deducting placement agent fees and other transaction costs.

July 2018 Issuance of Common Stock and Warrants

On July 12, 2018, the Company completed a registered direct offering which included the sale of 74 shares of common stock at a purchase price of $34,440.00 per share and warrants to purchase 74 shares of common stock at an initial exercise price of $34,608.00 per share. Net proceeds from the registered direct offering were approximately $2.0 million, after deducting placement agent fees and other transaction costs.

June 2018 Issuances of Common Stock and Warrants

On June 21, 2018, the Company completed a registered direct offering which included the sale of 28 shares of common stock at a purchase price of $51,576.00 per share per share and warrants to purchase 28 shares of common stock at an initial exercise price of $51,744.00 per share. Net proceeds from the registered direct offering were $1.3 million, after deducting placement agent fees and other transaction costs. The Company used $0.5 million of the net proceeds of the offering to redeem 500 of the then currently 5,250 outstanding shares of its series D convertible preferred stock, which the Company agreed to as an inducement to obtain the required consent of the holder of series D convertible preferred stock for the Company to complete the offering.

On June 9, 2018, the Company completed a registered direct offering which included the sale of 23 shares of common stock at a purchase price of $65,856.00 per share per share and warrants to purchase 17 shares of common stock at an initial exercise price of $66,024.00 per share. Net proceeds from the registered direct offering were approximately $1.3 million, after deducting placement agent fees and other transaction costs.

April 2018 Issuance of Convertible Preferred Stock and Warrants

On April 3, 2018 the Company completed a registered direct offering which included the sale of 6,000 shares of series D convertible preferred stock, par value $0.01 per share (“Series D Preferred Stock”), at a purchase price of $1,000 per share and warrants to purchase 139 shares of common stock at an initial exercise price of $189,000.00 per share. Net proceeds from the registered direct offering were approximately $5.1 million, after deducting placement agent fees and other transaction costs. In April 2019, the remaining warrants to purchase 137 shares of common stock, net of the warrants exercised in May 2018, expired in accordance with their terms.

(9) Warrants

On September 23, 2019, the Company entered into a warrant exercise agreement with the holders of series B warrants issued in the June 2019 private placement. The holders early exercised 3,333,334 series B warrants issued in the private placement in exchange for 69,167 shares of common stock and 3,264,167 common stock equivalents in the form of Series F prefunded warrants. The net proceeds from the early exercise of series B warrants were approximately $7.1 million, after deducting placement agent fees and other transaction costs. As an incentive for the warrant holders to exercise their series B warrants in full, the warrant holders were issued new five-year series E warrants to purchase up to 3,333,334 unregistered shares of the Company’s common stock, in aggregate, at an exercise price of $0.05 per share, through a private placement.

The series E warrants and series F prefunded warrants and common stock issued contain variable price features until the Company effects a reverse stock split. As a result, the total number of the shares of common stock and series F prefunded warrants purchased and the exercise price of the series E warrants are not fixed until after the Company effects a reverse stock split. The Company analyzed the variable price features and established a warrant liability at the issuance date of approximately $24.6 million. As the initial value of the warrant liability exceeded the proceeds received from the equity offering, the excess value of $17.2 million was recorded as warrant expense. The warrant liability is being revalued at each financial reporting period and the total increase in fair value of approximately $3.4 million was recorded as additional warrant expense in the Condensed Consolidated Statement of Operations. The fair value of the warrant liability were determined using a Monte Carlo model and primarily Level 3 inputs using a risk-free rate of 1.59%; volatility of 93.2%; discount rate of 99.8%; and a discount for lack of marketability of 32.0%.

On May 24, 2018, an institutional investor agreed to exercise an aggregate of 751 warrants to purchase common stock in exchange for a reduction in the warrant exercise price. The warrant exercise was accounted for as a warrant inducement and the related fair value adjustment to the exercised warrants of $0.1 million was recorded in Warrant Expense in the Consolidated Statements of Operations for the nine months ended September 30, 2018. The value attributable to the exercise price reductions was estimated using the Black Scholes option pricing model using risk-free interest rates ranging from 2.28% to 2.65%; expected terms ranging from less than one year to 3.7 years; expected dividends of zero and expected volatility ranging from 120.44% to 142.78%.

(10) Revenue Disaggregation and Operating Segments

The following table presents the Company’s revenue disaggregated by product and geography:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	U.S.	OUS *	Total	U.S.	OUS	Total
Lap-Band product	$3,143	$372	$3,515	$—	$—	$—
ReShape vBloc product	—	—	—	8	—	8
Total	$3,143	$372	$3,515	$8	$—	$8

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	U.S.	OUS *	Total	U.S.	OUS	Total
Lap-Band product	$10,219	$820	$11,039	$—	$—	$—
ReShape vBloc product	—	—	—	157	—	157
Total	$10,219	$820	$11,039	$157	$—	$157

*The next largest individual country outside the U.S. was Australia, which was 10.5% and 7.2% of total revenues for the three months and nine months ended September 30, 2019, respectively. Sales to Apollo for Europe were included in U.S. sales. Beginning in the quarter ended December 31, 2019, the Company will recognize sales in Europe directly through their own distributors and will be included in the OUS column.

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

The Company acquired the established Lap-Band product line in December 2018, and the Lap-Band product line accounted for all of the Company’s revenues and gross profit for the three and nine months ended September 30, 2019. There were no revenues or gross profit recorded for the ReShape Vest operating segment for the three months and nine months ended September 30, 2019 and 2018 because the ReShape Vest is still in the development stage.

The Company’s CODM no longer evaluates performance related to ReShape vBloc, as revenues and gross profit during each of the three months ended June 30 and September 30, 2018 were insignificant, and there have been no revenues or gross profit associated with the ReShape vBloc product since September 30, 2018. In addition, the Company is no longer actively marketing the ReShape vBloc product.

(11) Income Taxes

No income tax expense or benefit was recorded for the three months ended September 30, 2019 due to the valuation allowance on deferred tax assets. In connection with the impairment of IPR&D discussed in Note 5, which resulted in a reduction in the deferred tax liability associated with the indefinite-lived intangible asset, the Company recorded an income tax benefit of $0.6 million for the nine months ended September 30, 2019. The income tax benefit is net of an increase to the deferred tax valuation allowance of $1.1 million for the portion of the deferred tax liability reversal that had been netted with the deferred tax asset associated with U.S. federal net operating loss carryforwards that do not expire.

The income tax benefit from continuing operations for the three and nine months ended September 30, 2018 of $0.5 million and $3.1 million, respectively, reflects the tax impact of the net operating losses from continuing operations generated in the periods which have an indefinite carryover period. A portion of these net operating losses were supported by expected taxable income from the reversal of indefinite-lived intangibles, such that they are more likely than not to be realized.

(12)  Stock-based Compensation

The Company recognized a stock-based compensation benefit of $0.5 million and an expense of $0.8 million, for the three months ended September 30, 2019 and September 30, 2018, respectively, and expenses of $1.5 million and $2.3 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. The $0.5 million benefit for the three months ended September 30, 2019 was primarily due to cancelations of grants relating to a recently settled litigation matter. As of September 30, 2019, there was approximately $3.0 million of total unrecognized compensation costs related to unvested stock option awards, which are expected to be recognized over a weighted-average period of 2.4 years.

Stock-based compensation expense related to stock options issued under the ReShape Lifesciences Inc. Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”) and as inducement grants for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Selling, general and administrative	$(498)	$726	$1,443	$2,178
Research and development	1	30	43	128
Total	$(497)	$756	$1,486	$2,306

There were no stock options granted during the three and nine months ended September 30, 2019 and the three months ended September 30, 2018.  During the nine months ended September 30, 2018, the Company granted 24 stock options under the Plan at a  weighted average exercise price of $161,616.00 per share. There were no stock options exercised during the three and nine months ended September 30, 2019 and 2018.

The weighted-average assumptions used in the Black-Scholes option pricing model to estimate the grant date fair value of stock options  granted during the nine months ended September 30, 2018 were as follows:

Risk-free interest rate	2.85%
Expected term (in years)	6.25
Expected dividend yield	0%
Expected volatility	121.52%

The total estimated fair value of stock options granted during the nine months ended September 30, 2018 was approximately $3.4 million.

(13)  Commitments and Contingencies

Litigation

Fulfillium. On April 20, 2017, Fulfillium, Inc. filed a complaint against ReShape Medical, Inc. (which the Company acquired in October 2017 and which is now a wholly owned subsidiary of the Company) in the U.S. District Court for the District of Delaware, which alleged misappropriation of trade secrets and infringement of two U.S. Patents (“Fulfillium I”). On July 28, 2017, ReShape Medical moved to dismiss both the trade secret claim and certain aspects of the patent infringement claim, and to transfer the litigation to the U.S. District Court for the Central District of California. On October 16, 2017, the Court granted ReShape Medical’s motion to dismiss the trade secret and willful infringement claims, and ordered the case transferred to the U.S. District Court for the Central District of California. Fulfillium twice amended its complaint, narrowing its original trade secret claim and adding further patent infringement claims and additional parties. On June 4, 2018, ReShape Medical filed a motion to dismiss the patent infringement claims for lack of standing, which the Court granted on July 5, 2018. On August 10, 2018, the Court dismissed without prejudice the trade secret claim for lack of subject matter jurisdiction and terminated the case. Fulfillium has appealed these dismissals and ReShape Medical has appealed the grant and denial of certain attorney fee awards. On July 20,

2018, Fulfillium filed a new complaint against ReShape Lifesciences, Inc. (and its wholly owned subsidiary ReShape Medical LLC) in the U.S. District Court for the Central District of California (“Fulfillium II”) reasserting the patent infringement claims asserted in Fulfillium I. On August 15, 2018, Fulfillium amended its complaint in Fulfillium II to reassert the trade secret misappropriation claim asserted in Fulfillium I against ReShape Medical LLC and others. On September 7, 2018, Fulfillium filed a complaint in California state court alleging the same trade secret misappropriation claim asserted in both Fulfillium I and Fulfillium II. On November 7, 2018, the Court dismissed the non-Company parties from Fulfillium II. On April 20, 2018, ReShape Medical filed Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (the “PTAB”) to have all claims of both of the originally asserted Fulfillium patents canceled as unpatentable over various combinations of prior art. On November 6, 2018, the PTAB denied those petitions. The parties held a mediation on April 9, 2019, but were unable to resolve the matter. On September 6, 2019, the Company entered into a confidential settlement agreement (the “Settlement Agreement”) with Fulfillium pursuant to which Fulfillium agreed to dismiss with prejudice the previously-disclosed lawsuits filed by Fulfillium against the Company in exchange for $1.5 million in cash, $0.5 million of which was paid following the settlement and the remaining $1.0 million of which will be payable in four quarterly installments beginning in January 2020. The Company has recorded a contingent loss relating to the settlement of $1.5 million in its consolidated financial statements as of September 30, 2019.

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

Results of Operations

Continuing Operations

Revenue. Revenue for the three and nine months ended September 30, 2019 of $3.5 million and $11.0 million, respectively, consisted of sales of our Lap-Band product which we acquired in December 2018. While July and August experienced some seasonality that has been seen industry-wide, September numbers were in-line with previous quarters and expectations, and we are seeing this trend continue to right itself. As a result of this seasonality our revenues in the third quarter decreased  $0.9 million from $4.4 million in revenues in the second quarter of 2019, which was primarily due to a decrease of revenue of $0.9 million in the U.S. over the previous quarter. Year-to-date through September, our revenues in the U.S. are showing a continued positive trend. U.S. revenue has represented the majority of our sales and has the highest margins. In addition, as a result of our obtaining all distribution rights for the Lap-Band product in April 2019, we had revenues in the current quarter and year to date periods of $0.4 million and $0.8 million, respectively, in Australia. As a reminder, our OUS revenue consisted of direct sales to our Australian customers while sales to Apollo for customers in Europe were included in U.S. revenue. For the three months ended December 31, 2019, we will begin to recognize European revenues as OUS sales through our distributors. For the nine months ended September 30, 2018, revenue of $0.2 million was comprised of sales of our ReShape vBloc product.

Revenues in the current quarter increased $0.4 million over the first quarter of 2019, which was primarily due to the revenue in Australia, which is attributable to the Company obtaining all distribution rights for the Lap-Band product in April 2019 creating revenue in Australia.

Gross profit. Gross profit in the third quarter and first nine months of 2019 of $2.1 million and $7.2 million, respectively, reflects cost of sales associated with the established Lap-Band product line. Gross profit as a percentage of total revenue for the three and nine months ended September 30, 2019 was 60 percent and 65 percent, respectively, as compared with 64 percent and 68 percent for the three and six months ended June 30, 2019, respectively, and 73 percent for the first three months of 2019. The lower gross profit rates in the third quarter and first nine months of 2019 are primarily the result of sales during 2019 to a subsidiary of Apollo Endosurgery, Inc. (“Apollo”). Pursuant to a distribution agreement, Apollo serves as the Company’s distributor of Lap-Band product in certain geographical areas outside the U.S. for a period of up to one year from the acquisition date of the Lap-Band product line. Gross profit on sales of the ReShape vBloc product in the first nine months of 2018 was $0.1 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.4 million for the three months ended September 30, 2019 as compared with $6.8 million for the three months ended June  30, 2019 and $4.3 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, selling general and administrative expenses were $17.6 million and $15.0 million, respectively. Selling, general and administrative expenses in the first nine months of 2019 include $1.0 million of severance costs and $2.0 million of one-time litigation related expenses. The remainder of the increase in 2019 over the same periods in 2018 is primarily the result of an increase in our selling costs due to the increase in sales personnel and higher commissions associated with the increased Lap-Band revenues.

Research and Development Expenses. Research and development expenses were $0.9 million for the three months ended September 30, 2019 compared with $1.0 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, research and development expenses were $2.9 million compared with $5.5 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, our research and development activities were primarily related to the continued development of the ReShape Vest. Research and development expenses for the 2018 periods included development activities for both the ReShape Vest and ReShape vBloc.

Impairment of Intangible Assets. As a result of an impairment analysis performed during the second quarter of 2019, impairment of intangible assets for the first nine months of 2019 reflects an impairment charge of $6.6 million on the indefinite-lived intangible asset recorded in connection with our acquisition of BarioSurg, Inc. (“BarioSurg”) in May 2017. We also assessed the recoverability of finite-lived intangible assets during the second quarter of 2019 and did not identify any impairment as a result the performance of this analysis. Based on an impairment analysis of our goodwill and intangible assets performed during the second quarter of 2018, impairment of intangible assets for the nine months ended September 30, 2018 is related to  a goodwill impairment loss of $14.0 million, which eliminated the goodwill balance related to our acquisition of BarioSurg. There were no impairment charges recorded relative to the indefinite and finite-lived intangible assets in 2018. Refer to Note 5 to our Condensed Consolidated Financial statements for additional information about impairment of intangible assets.

Legal Settlement. During the third quarter of 2019, the Company recognized a contingent loss of $1.5 million relating to the patent infringement claim with Fulfillium. Under the Settlement Agreement, Fulfillium agreed to dismiss with prejudice the previously-disclosed lawsuits filed by Fulfillium.

 Net Interest Expense and Loss on Extinguishment of Debt. Net interest expense for the third quarter of 2019 of $0.1 million is primarily related to accretion of interest expense on the net present value of the asset purchase consideration payable. During the first nine months of 2019, net interest expense included accretion of interest expense on the net present value of the asset purchase consideration payable of $0.3 million and the discount and deferred financing costs on the convertible subordinated debentures of $0.7 million. The noncash interest expense for the first nine months of 2019 was reduced by $0.5 million for the write-off of an embedded derivative liability recorded for the conversion features of the debentures that were eliminated as a result of the repayment of the debentures prior to their maturity date. In connection with the early repayment of the debentures in June 2019, we recorded a loss on extinguishment of debt of $0.1 million, which consisted of the unamortized debt discount and deferred financing costs. Refer to Note 6 to our Condensed Consolidated Financial statements for additional information about the asset purchase consideration payable and the convertible subordinated debentures.

Warrants Expense. Warrant expense for the three months ended September 30, 2019 includes approximately $17.2 million for issuance of the prefunded series F warrants and series E warrants. Additionally, there was approximately $5.4 million of additional expense for the increase in fair value of the warrant liability during the period. Warrant expense for the nine months ended September 30, 2019 includes noncash expense of approximately $26.8 million for the value of variable price features included with the warrants and common stock issued in connection with our equity financing completed in June 2019 and September 2019 in excess of the proceeds received and changes in fair value of the warrant liability. In addition, during the nine months ended September 30, 2019, we recorded warrant expense of $0.1 million for the change in fair value of certain warrants held by certain institutional investors for which the exercise price was reduced in connection with the sale of convertible subordinated debentures to those investors.

Other, Net. Other, net for the three months and nine months ended September 30, 2019 includes $0.7 million and $1.3 million, respectively, of transaction costs required to be expensed as a result of the liability treatment for the warrants issued in connection with our June and September equity financings. See Note 8 and Note 9 to our Condensed Consolidated Financial statements for additional information about our equity financings.

Income tax benefit.  No income tax expense or benefit was recorded for the three months ended September 30, 2019 due to the net operating loss. The income tax benefit of $0.6 million for the nine months ended September 30, 2019 is due to a reduction in the deferred tax liability associated with an indefinite-lived intangible asset, for which we recorded an impairment charge of $6.6 million during the three months ended June30, 2019. The income tax benefit is net of an increase to the deferred tax valuation allowance of $1.1 million for the portion of the deferred tax liability reversal that had been netted with the deferred tax asset associated with U.S. federal net operating loss carryforwards that do not expire. The income tax benefit recorded for the three months and nine ended September 30, 2018 of $0.5 million and $3.1 million, respectively, reflects the tax impact of the net operating loss in the period which have an indefinite carryover period.  A portion of these net operating losses were supported by expected taxable income from the reversal of indefinite-lived intangibles, such that they are more likely than not to be realized.

Discontinued Operations

Loss from discontinued operations for the three and nine months ended September 30, 2018 of $2.2 million and $22.0 million, respectively, reflects the activities of our Reshape Balloon product line, which we sold in December 2018 in connection with our acquisition of the Lap-Band product line assets. The loss for the year to date period includes an impairment charge of $13.2 million for the full write-down of the goodwill recorded in connection with our acquisition of ReShape Medical, Inc. There was no income tax expense or benefit for discontinued operations.

Liquidity and Capital Resources

As of September 30, 2019, we had $7.7 million of cash and cash equivalents to fund operations. We have financed our operations to date principally through the sale of equity securities and debt financing. Our anticipated operations include plans to (i) continue to integrate the sales and operations of the Company with the newly acquired Lap-Band product line in order to expand sales domestically and internationally as well as to obtain cost savings synergies, (ii) continue development of the ReShape Vest, (iii) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third party sales and licensing opportunities, and (iv) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities. However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing to support its operations.

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

The following table summarizes our change in cash and cash equivalents (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Net cash used by operating activities - continuing operations	$(12,879)	$(13,630)
Net cash used by operating activities - discontinued operations	—	(6,770)
Net cash used by investing activates	—	(7)
Cash provided by financing activities	15,057	10,717
Effect of exchange rate changes	(9)	—
Net change in cash and cash equivalents	$2,169	$(9,690)

Operating Activities - Continuing Operations

Net cash used in operating activities from continuing operations was $12.9 million and $13.6 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash used in operating activities from continuing operations was primarily the result of our net loss of $49.2 million, partially offset by non-cash adjustments for amortization of intangible assets of $1.2 million, impairment of intangible assets of $6.6 million, stock-based compensation expenses of $1.5 million and warrant expenses of $26.8 million. Increases to accounts receivables of $2.3 million, inventory of $0.2 million and prepaid expenses and other current assets of $0.5 million, were offset by a decrease in accounts payable and accrued liabilities of $3.0 million.

Investing Activities

There was no cash used in investing activities for the nine months ended September 30, 2019 and was minimal for the nine months ended September 30, 2018.

Net Cash Provided by Financing Activities from Continuing Operations

Net cash provided by financing activities of $15.1 million for the nine months ended September 30, 2019 was primarily related to the $15.1 million of cash proceeds we received in connection with an equity financings completed in June 2019 and September 2019. A portion of the net proceeds from the equity financing were used to repay the $2.2 million face amount of convertible subordinated debentures that were issued at an original issue discount of 10 percent in March 2019.

Discontinued Operations

Net cash used in operating activities of discontinued operations of $6.8 million for the nine months ended September 30, 2018, reflects activities of the ReShape Balloon product line. There were no investing or financing activities related to discontinued operations for the nine months ended September 30, 2018.

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

During the nine months ended September 30, 2019 there were no material changes to our significant accounting policies which are fully described in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

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

Based on their evaluation as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2019 for the reasons described below:

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

Material Weaknesses Remediation Activities

To remediate the material weaknesses in our internal control over financial reporting described above, we established transactional level controls to evaluate and monitor the accounting treatment for research and development-related costs. To remediate the material weaknesses relating to the adequacy of accounting resources with a sufficient understanding of GAAP, we have consulted with outside firms, and brought in additional resources with significant accounting and finance experience, including the hiring of a new Vice President of Finance and Corporate Controller.  We have also re-evaluated the trainings and ongoing professional education that is provided to, and required of, our accounting personnel. Once these processes have been in operation for a sufficient period of time for our management to conclude that the material weaknesses have been fully remediated and our internal controls over financial reporting are effective, we will consider these material weaknesses fully addressed.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below.

•	Activities pertaining to our remediation efforts of material weaknesses (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act)•

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Fulfillium. On April 20, 2017, Fulfillium, Inc. filed a complaint against ReShape Medical, Inc. (which the Company acquired in October 2017 and which is now a wholly owned subsidiary of the Company) in the U.S. District Court for the District of Delaware, which alleged misappropriation of trade secrets and infringement of two U.S. Patents (“Fulfillium I”). On July 28, 2017, ReShape Medical moved to dismiss both the trade secret claim and certain aspects of the patent infringement claim, and to transfer the litigation to the U.S. District Court for the Central District of California. On October 16, 2017, the Court granted ReShape Medical’s motion to dismiss the trade secret and willful infringement claims, and ordered the case transferred to the U.S. District Court for the Central District of California. Fulfillium twice amended its complaint, narrowing its original trade secret claim and adding further patent infringement claims and additional parties. On June 4, 2018, ReShape Medical filed a motion to dismiss the patent infringement claims for lack of standing, which the Court granted on July 5, 2018. On August 10, 2018, the Court dismissed without prejudice the trade secret claim for lack of subject matter jurisdiction and terminated the case. Fulfillium has appealed these dismissals and ReShape Medical has appealed the grant and denial of certain attorney fee awards. On July 20, 2018, Fulfillium filed a new complaint against ReShape Lifesciences, Inc. (and its wholly owned subsidiary ReShape Medical LLC) in the U.S. District Court for the Central District of California (“Fulfillium II”) reasserting the patent infringement claims asserted in Fulfillium I. On August 15, 2018, Fulfillium amended its complaint in Fulfillium II to reassert the trade secret misappropriation claim asserted in Fulfillium I against ReShape Medical LLC and others. On September 7, 2018, Fulfillium filed a complaint in California state court alleging the same trade secret misappropriation claim asserted in both Fulfillium I and Fulfillium II. On November 7, 2018, the Court dismissed the non-Company parties from Fulfillium II. On April 20, 2018, ReShape Medical filed Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (the “PTAB”) to have all claims of both of the originally asserted Fulfillium patents canceled as unpatentable over various combinations of prior art. On November 6, 2018, the PTAB denied those petitions. The parties held a mediation on April 9, 2019, but were unable to resolve the matter. On September 6, 2019, the Company entered into a confidential settlement agreement (the “Settlement Agreement”) with Fulfillium pursuant to which Fulfillium has agreed to dismiss with prejudice the previously-disclosed lawsuits filed by Fulfillium against the Company in exchange for $1.5 million in cash, $0.5 million of which was paid following the settlement and the remaining $1.0 million of which will be payable in four quarterly installments beginning in January 2020. The Company has recorded a contingent loss relating to the settlement of $1.5 million in its consolidated financial statements as of September 30, 2019.

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

Unregistered Sales of Equity Securities

None, except as previously reported in our Current Reports on Form 8-K filed September 30, 2019.

Uses of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities

None.

ITEM  3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5.       OTHER INFORMATION

On November 8, 2019, the Company filed a Certificate of Amendment to its Sixth Amended and Restated Certificate of Incorporation, as amended (the “Certificate”), with the Secretary of State of the State of Delaware to effect a 1-for-120 reverse split of the Company’s outstanding common stock (the “Reverse Stock Split”) and to reduce the par value of the Company’s common stock and preferred stock from $0.01 per share to $0.001 per share (the “Par Value Reduction”). The Certificate of Amendment to the Certificate became effective after the close of market on November 11, 2019.

The Reverse Stock Split became effective for trading purposes upon the commencement of trading on November 12, 2019, at which point the Company’s common stock began trading on a split-adjusted basis on OTCQB. As a result of the Reverse Stock Split, each 120 shares of issued and outstanding common stock and equivalents were converted into one share of common stock. Any fractional shares of common stock resulting from the Reverse Stock Split were rounded up to the nearest whole share. Proportional adjustments will be made to the number of shares of common stock issuable upon exercise or conversion, and the per share exercise or conversion price, of the company’s outstanding warrants, stock options and convertible preferred stock, in each case in accordance with their terms.

The Reverse Stock Split does not reduce the number of authorized shares of common stock and preferred stock under the Certificate. Therefore, the effect of the Reverse Stock Split is to increase the number of shares of common stock and preferred stock available for issuance relative to the number of shares issued and outstanding.  The Reverse Stock Split will not modify any voting rights or other terms of the common stock or any series of preferred stock.

Following the effectiveness of the Par Value Reduction, the Company’s “capital” under the Delaware General Corporation Law will be adjusted to reflect the Par Value Reduction. The stated capital on the Company’s balance sheet attributable to the Company’s common stock will be reduced to give effect to the decrease in par value from $0.01 to $0.001, and the additional paid-in capital account shall be credited with the amount by which the stated capital is reduced. The Par Value Reduction will have no effect on the rights of the holders of common stock or preferred stock, except for reducing the minimum amount per share the Company must receive upon the issuance of any shares of common stock from $0.01 to $0.001.

A copy of the Certificate of Amendment to the Certificate is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM  6.       EXHIBITS

Exhibit No.	Description
3.1**	Certificate of Amendment to Sixth Amended and Restated Certificate of Incorporation of the Company, dated November 8, 2019.

10.1

Form of Warrant Exercise Agreement dated September 23, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2019).

10.2	Form of Series E Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K files with the Securities and Exchange Commission on September 30, 2019).

10.3	Form of Series F Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2019).

10.4

Form of Amended and Restated Registration Rights agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2019.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No .	Description
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended  September 30, 2019, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

**Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESHAPE LIFESCIENCES INC.

	BY:	/S/ BARTON B. BANDY
Barton B. Bandy
President and Chief Executive Officer
(principal executive officer)

	BY:	/S/ thomas stankovich
Thomas Stankovich
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: November 14, 2019