Form 10-K
period 2019-12-31
ReShape Lifesciences Inc.
filed 2020-04-30
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 1-33818

RESHAPE LIFESCIENCES INC.

(Exact name of registrant as specified in its charter)

Delaware	48-1293684
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1001 Calle Amanecer, San Clemente, California 92673

(Address of principal executive offices, including zip code)

(949) 429-6680

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common stock, $0.001 par value per share	RSLS	OTCQB Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ◻    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ◻    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ◻    No   ☒

At June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock as reported by the OTCQB Market on that date was $590,058.

As of April 28, 2020, 5,477,574 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant's proxy statement for the 2020 Annual Meeting of Stockholders (to be filed within 120 days of December 31, 2019) are incorporated by reference into Part III, as indicated herein.

RESHAPE LIFESCIENCES INC.

FORM 10-K

Registered Trademarks and Trademark Applications: In the United States we have registered trademarks for LAP-BAND®, LAP-BAND AP®, LAP BAND SYSTEM®, RAPIDPORT®, RESHAPE® and RESHAPE MEDICAL®, each registered with the United States Patent and Trademark Office, and trademark applications for RESHAPE VEST, and RESHAPE LIFESCIENCES. In addition, some or all of the marks LAP-BAND, LAP-BAND AP, LAP-BAND SYSTEM, RAPIDPORT, RESHAPE, RESHAPE MEDICAL, RESHAPE VEST, and RESHAPE LIFESCIENCES are the subject of either a trademark registration or an application for registration in Australia, Canada, the European Community, Mexico, Saudi Arabia, South Korea, and the United Arab Emirates. We believe that we have common law trademark rights to RESHAPE VEST. This Annual Report on Form 10-K contains other trade names and trademarks and service marks of ReShape Lifesciences and of other companies.

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

The Lap-Band System has been in use in Europe since 1993 and received the CE mark in 1997. FDA approval for the Lap-Band System in the U.S. was obtained in 2001 and the Lap-Band System has been approved in many countries around the world. More than 1,000,000 Lap-Band Systems have been sold worldwide.

The Lap-Band System was approved for use in the U.S. for patients with a  Body Mass Index (“BMI”) greater than or equal to 40 or a BMI greater than or equal to 30 with one or more obesity-related comorbid conditions.

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

ReShape Vest

The ReShape Vest is an investigational, minimally invasive, laparoscopically implanted medical device being studied for weight loss in morbidly obese adults with a BMI of at least 35. The device wraps around the stomach, emulating the effect of conventional weight loss surgery, and is intended to enable gastric volume reduction. This device is designed to restrict the intake of food and provide the feeling of fullness without cutting or permanently removing portions of the stomach, or bypassing any portion of the gastrointestinal tract. The implantation of the device mimics a traditional weight‑loss surgery, it is anatomy sparing and may not require vitamin supplementation.

In a small pilot study conducted outside the United States, at 12 months, ReShape Vest patients demonstrated a mean percent excess weight loss (“%EWL”) of 85% and a mean percent total body weight loss of 30.2%, an average waist circumference reduction of approximately 15 inches, an average drop in HbA1c (Hemoglobin A1c) of 2.1 points, an average decrease of systolic blood pressure of 13mmHg, and an average increase in HDL “good cholesterol” of 29 mg/dl.

Benefits. The ReShape Vest, once approved for sale, would offer an additional weight loss solution that emulates the effect of conventional weight loss surgery through a procedure that is minimally invasive and anatomy sparing. The ReShape Vest potentially offers the following benefits:

•	Minimizes Changes to Normal Anatomy. The ReShape Vest emulates the effects of conventional weight‑loss surgery without stapling, cutting or removing any portion of the stomach.
•

Permanent Physical Restriction of the Stomach. The stomach has the capacity to expand over time through overeating. The ReShape Vest provides physical restriction that maintains the reshaped stomach at a consistent size, as long as the device remains in the patient.

•	Removable/Reversible. The ReShape Vest is designed to be removed laparoscopically, permitting the removal of the device at a later time, if that is desired.
•

Allows Normal Ingestion and Digestion of Foods Found in a Typical, Healthy Diet. The ReShape Vest leaves the digestive anatomy largely unaltered, hence patients are able to maintain a more consistent nutritional balance compared with conventional bariatric surgical approaches. This feature allows patients to affect positive changes in their eating behavior in a non‑forced and potentially more consistent way.

The ReShape Vest is being evaluated in a pivotal clinical investigation in Belgium, Czech Republic, Spain and The Netherlands. Enrollment of 95 subjects to this non-randomized clinical investigation and completion of 12-month follow-up is planned for the fourth quarter of 2021. We are expecting to receive CE Mark by the third quarter of 2022.

Our Strategic Focus

Develop and Commercialize a Differentiated Portfolio of Products/Therapies

An overarching strategy for our company is to develop and commercialize a product, program and services portfolio that is differentiated from our competition by offering transformative technologies that consists of a selection of patient-friendly, non-anatomy changing, lifestyle enhancing products, programs and services that provide alternatives to traditional bariatric surgery that help patients achieve durable weight loss. With the Lap-Band®  Program, accessories and the ReShape VestTM (if approved for commercial use), we believe we have two compelling and differentiated medical devices. We believe that we are well positioned for the existing market and can serve more of the overweight and obese population with our solutions and thereby help expand the addressable market for obesity.

WHAT'S NOW. WHAT'S NEXT. WHAT'S RESHAPING LIVES.™ ReShape Lifesciences

ReShape Lifesciences' Minimally Invasive Portfolio

WHAT'S NOW

lap·band® SYSTEM

PREFERRED ACCESSORIES
FOR BARIATRIC SURGERY

WHAT'S NEXT

ReShape Vest™

NEXT-GEN TREATMENT FOR OBESITY

FOR INVESTIGATIONAL USE ONLY
IN CE CLINICAL TRIALS

1 Dixon JB, Eaton LL, Curry T, et all Health outcomes and Explant Rates after Laparoscopic Adjustable Gastric Banding: A Phase 4 Multicenter Study over 5 Years. Obesity, 2018. Jan 26(1) 45-52
2 DeMafla E, Pade V, Warthen M, et al. Baseline data from American Society for Metabolic and Bariatric Surgery – Bariatric Surgery Centers of Excellence using Bariatric Outcomes Longitudinal Database.
*ReShape Vest is for investigational use only and not approved for use.

ReShape Lifesciences™

Drive the Adoption of Our Portfolio through Obesity Therapy Experts and Patient Ambassadors

Our clinical development strategy is to collaborate closely with regulatory bodies, healthcare providers, obesity therapy lifestyle experts and others involved in the obesity management process, patients and their advocates and scientific experts. We have established relationships with obesity therapy experts and healthcare providers, including physicians and hospitals, and have identified Lap-Band patient ambassadors and we believe these individuals will be important in promoting patient awareness and gaining widespread adoption of the Lap-Band, it’s accessories and the ReShape Vest.

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

Our Market

The Obesity and Metabolic Disease Epidemic

Obesity is a disease that has been increasing at an alarming rate with significant medical repercussions and associated economic costs. The World Health Organization (“WHO”) currently estimates that more than 2.1 billion adults, approximately 30% of the global population, are overweight. The global economic impact of obesity is approximately $2.0 trillion, or approximately 2.8% of global GDP. Healthcare costs for severely or morbidly obese adults are 81% higher than for healthy weight adults and obesity is responsible for 5% of deaths worldwide. We believe our product and programs and product candidates could address a $1.64 billion per year global surgical device market.

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

Currently, medical costs associated with obesity in the U.S. are estimated to be up to $210.0 billion per year and nearly 21% of medical costs in the U.S. can be attributed to obesity. Approximately $1.5 billion was spent in 2015 alone in the U.S. on approximately 200,000 bariatric surgical procedures to treat obesity. By 2025, it is estimated that up to $3.8 billion will be spent in the U.S. on approximately 800,000 bariatric surgical procedures to treat obesity. Researchers estimate that if obesity trends continue, obesity-related medical costs could rise by another $44‑$66 billion each year in the U.S. by 2030. The medical costs paid by third‑party payers for people who are obese were $2,741 per year, or 42% higher than those of people who are normal weight and the average cost to employers is $6,627 to $8,067 per year per obese employee (BMI of 35 to 40 and higher).

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

Our Research and Development

Current R&D Focus

We have an experienced research and development team, including clinical, regulatory affairs and quality assurance, comprised of scientists and mechanical engineers with significant clinical knowledge and expertise. Our research and development efforts are focused in the following major areas:

•	supporting the current Lap-Band System;
•	expanding and improving current on Lap-Band portfolio;
•	testing and developing the ReShape Vest.

We have spent a significant portion of our capital resources on research and development. Our research and development expenses from continuing operations were $3.1 million in 2019 and  $5.7 million in 2018.

Our Competition

The market for obesity treatments is competitive, subject to technological change and significantly affected by new product development. Our primary competition in the obesity treatment market is currently from bariatric surgical and endoscopic procedures.

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

In addition to competition from surgical obesity procedures, we compete with several private early-stage companies developing neurostimulation devices for application to the gastric region and related nerves for the treatment of obesity. Further, we know of two intragastric balloon companies either in clinical trials or working toward clinical trials in the U.S: Spatz3 Adjustable Balloon and Allurion Technology’s Elipse Balloon. These companies may prove to be significant competitors, particularly through collaborative arrangements with large and established companies. They also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

We believe that the principal competitive factors in our market include:

•	acceptance by healthcare professionals, patients and payers;
•	published rates of safety and efficacy;
•	reliability and high-quality performance;

•	effectiveness at controlling comorbidities such as diabetes and hypertension;
•	invasiveness and the inherent reversibility of the procedure or device;
•	cost and average selling price of products and relative rates of reimbursement;
•	effective marketing, training, education, sales and distribution;
•	regulatory and reimbursement expertise;
•	technological leadership and superiority; and
•	speed of product innovation and time to market.

Many of our competitors are larger than we are and are either publicly-traded or are divisions of publicly-traded companies, and they enjoy several competitive advantages over us, including:

•	stronger name recognition;
•	existing relations with healthcare professionals, customers and third-party payers;
•	established distribution networks;
•	significant experience in research and development, manufacturing, preclinical testing, clinical trials, obtaining regulatory approvals, obtaining reimbursement and marketing approved products; and
•	greater financial and human resources.

As a result, we cannot assure you that we will be able to compete effectively against these companies or their products.

Market Opportunity

Given the limitations of behavioral modification, pharmaceutical therapy and traditional bariatric surgical approaches, we believe there is a substantial need for patient-friendly, safer, effective and durable solutions that:

•	provide proven, long-term weight loss;
•	preserve normal anatomy;
•

are “non-punitive” in that they support continued ingestion and digestion of foods and micronutrients such as vitamins and minerals found in a typical, healthy diet while allowing the user to modify his or her eating behavior appropriately without inducing punitive physical restrictions that physically force a limitation of food intake;

•	diminish undesirable side-effects;
•	minimize the risks of re-operations, malnutrition and mortality; and
•	reduce the natural hunger drive of patients.

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

Lap-Band

As of December 31, 2019, we had 94 total U.S. and foreign patents and patent applications related to our Lap-Band System. The international patents and patent applications are in regions including Germany, France, Spain, the United Kingdom, Mexico, Canada, Italy, the Netherlands, Portugal, Ireland, Belgium, Poland, Australia, and South Korea. The issued patents expire between the years 2020 and 2031.

We also have 141 total U.S. and international trademarks for the LAP-BAND brand name.

ReShape Vest

As of December 31, 2019, we had four granted U.S. patents and four granted foreign patents in China, Israel, Canada and Australia related to our ReShape Vest. The patents expire between the years 2028 and 2038.

We also have U.S. and international trademark applications for the RESHAPE VEST brand name.

Sales and Distribution

We market directly to patients but sell the Lap-Band System to select surgical centers throughout the U.S.  and internationally having patients that would like to treat obesity and its comorbidities. The surgical centers then sell our product to the patients and implant. Our sales representatives are supported by field clinical experts who are responsible for training, technical support, and other support services at various implant centers. Our sales representatives help implement consumer marketing programs and provide surgical centers and implanting surgeons with educational patient materials.

In connection with our acquisition of the Lap-Band System in December 2018, we entered into a transition services agreement, supply agreement and distribution agreement with Apollo pursuant to which, among other things, Apollo will manufacture the Lap-Band product for us for up two years. As of the end of 2019, we took over all of the worldwide distribution of the lap-band Product and Accessories.

In order to support our Lap-Band sales efforts, we have increased the size of our dedicated U.S. sales team from two to six. We have also launched marketing campaigns in several top strategic accounts that allow us to partner with clinics in marketing efforts and use digital and traditional marketing to drive qualified leads to physicians. During 2019, our international sales efforts were through a combination of direct and distributor sales channels, with a focus on top Lap-Band customers in Australia and strategic countries in Europe.

Our Manufacturers and Suppliers

We are party to a supply agreement with Apollo pursuant to which, among other things, Apollo will manufacture the Lap-Band product for us for up to two years after our acquisition of the Lap-Band product, which was completed in December 2018.

To date, all of the materials and components for our products, as well as any related outside services, are procured from qualified suppliers and contract manufacturers in accordance with our proprietary specifications. All of our key manufacturers and suppliers have experience working with commercial implantable device systems, are ISO certified and are regularly audited by various regulatory agencies including the FDA. Our key manufacturers and suppliers have a demonstrated record of compliance with international regulatory requirements.

Given that we rely on third-party manufacturers and suppliers for the production of our products, our ability to increase production going forward will depend upon the experience, certification levels and large-scale production capabilities of our suppliers and manufacturers. Qualified suppliers and contract manufacturers have been and will continue to be selected to supply products on a commercial scale according to our proprietary specifications. Our FDA approval process required us to name and obtain approval for the suppliers of key components of the Lap-Band System.

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

The ReShape Vest will be considered a Class III Long Term Implantable (“LTI”) product by the FDA requiring the PMA path. A pivotal trial for the ReShape Vest will likely include approximately 250 implanted patients monitored up to three years. Other implantable devices for the treatment of obesity relied on twelve-month endpoints for the PMA submission with annual follow-up visits up to five years and we expect the pivotal trial for the ReShape Vest to be similar. A U.S. pivotal trial requires FDA Investigational Device Exemption (“IDE”) submission and approval.

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

International Regulations

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. The primary regulatory environment in Europe is that of the European Union (“EU”), which consists of 27 member states encompassing nearly all the major countries in Europe. Additional countries that are not part of the EU, but are part of the European Economic Area (“EEA”), and other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the EU with respect to medical devices. The EU has adopted Directive 90/385/EEC as amended by 2007/47/EC for active implantable medical devices and numerous standards that govern and harmonize the national laws and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices that are marketed in member states. Medical devices that comply with the requirements of the national law of the member state in which their Notified Body is located will be entitled to bear CE marking, indicating that the device conforms to applicable regulatory requirements, and, accordingly, can be commercially marketed within the EU and other countries that recognize this mark for regulatory purposes.

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

Employees

As of December 31, 2019, we had 38 employees, all of which were full-time.  All of these employees are located in the U.S.

From time to time we also employ independent contractors, consultants and temporary employees to support our operations. None of our employees are subject to collective bargaining agreements. We have never experienced a work stoppage and believe that our relations with our employees are good.

Information About our Executive Officers

The following table sets forth information regarding our executive officers as of March 1, 2020:

The following table sets forth information regarding our executive officers, including their ages, as of December 31, 2018:
Name	Age	Position
Barton P. Bandy	58	President and Chief Executive Officer
Thomas Stankovich	59	Chief Financial Officer

Barton P. Bandy has served as our President and Chief Executive Officer since April 1, 2019.  Mr. Bandy has extensive leadership experience in health care and specifically in the obesity and bariatric space. Most recently, Mr. Bandy was President and Chief Executive Officer of BroadSpot Imaging Corporation, a developer of medical devices for eye care, since April 2017. From April 2013 to August 2016, Mr. Bandy was President of Wellness at Alphaeon Corporation, where he was responsible for business development, commercial activities, strategy and acquisition integration. He previously spent 10 years as the senior executive leading the Inamed and Allergan Health Divisions through the launch, growth and transition of the Lap-Band.

Thomas Stankovich has served as our Chief Financial Officer since October 30, 2019. Mr. Stankovich has extensive leadership experiences as the CFO for multiple public and private healthcare companies. Mr. Stankovich has spent the past nine years as the Global Senior Vice President and Chief Financial Officer of MP Biomedicals, a life science and molecular biology-diagnostics company. Prior to MP Biomedicals, Mr. Stankovich served as Chief Financial Officer at Response Genetics where he successfully led the company through their initial public offering. Additionally, Mr. Stankovich served as Chief Financial Officer for Ribapham Inc., where he also led the company through their initial public offering, which at the time became the second largest ever initial public offering in the biotechnology sector. Mr. Stankovich also held the Chief Financial Officer position at ICN International which later changed its name to Valeant Pharmaceuticals.

Our Corporate Information

We were originally incorporated in the state of Minnesota in December 2002 and reincorporated in the state of Delaware in July 2004. In 2017, we changed our name from EnteroMedics Inc. to ReShape Lifesciences Inc. Our shares of common stock trade on the OTCQB Market under the symbol RSLS.

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

In December 2018, we acquired substantially all of the assets exclusively related to Apollo Endosurgery, Inc.’s Lap-Band product line and Apollo acquired from us substantially all of the assets exclusively related to our ReShape Balloon product line. In addition, we agreed to pay Apollo $17.0 million in cash, of which $10.0 million was paid at the closing of the transaction, $2.0 million was paid in December 2019, $2.0 million is payable on the second anniversary of the closing date, and $3.0 million is payable on the third anniversary of the closing date.

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

We have invested, and expect to continue to invest, significant cash and other resources in connection with our acquisition of the Lap-Band product line, including our obligation to pay the remaining $5.0 million of the purchase price. Our efforts to successfully integrate and continue the commercialization of the Lap-Band product line will require significant cash expenditures. There can be no assurance that we will be successful in our efforts. Should we be unable to obtain adequate financing or generate sufficient revenue in the future, our business, results of operations, liquidity and financial condition could be materially and adversely harmed.

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

Our independent registered public accounting firm’s report on our December 31, 2019 audited financial statements includes an explanatory paragraph referring to our ability to continue as a going concern. The proceeds from any future financings that we may be able to obtain, if any, together with our other available cash, may not be sufficient to fund our operating expenses, capital expenditures and other cash requirements. Should we be unable to obtain adequate financing or generate sufficient revenue in the future, our business, result of operations, liquidity and financial condition would be materially and adversely harmed, and we would be unable to continue as a going concern. These events and circumstances could have a material adverse effect on our ability to raise additional capital and on the market value of our common stock and the warrants offered thereby. Moreover, should we experience a cash shortage that requires us to curtail or cease our operations, or should we be unable to continue as a going concern, you could lose all or part of your investments in our securities.

We currently are not generating revenue from operations that is significant relative to our level of operating expenses, and we do not anticipate generating revenue sufficient to offset operating costs in the short-term to mid-term. We have financed our operations to date principally through the sale of equity securities. Our history of operating losses, limited cash resources and lack of certainty regarding obtaining significant third-party reimbursement for our products or timing thereof, raise substantial doubt about our ability to continue as a going concern. As of December 31, 2019, we had $3.0 million of cash and cash equivalents. We expect our current cash and cash equivalents to fund our operations through the short-term.

Our anticipated operations include plans to (i) integrate the sales and operations of the Lap-Band product line as well as to obtain cost savings synergies (ii) continue development of the ReShape Vest, (iii) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third-party sales and licensing opportunities, and (iv) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. We believe that we have the flexibility to manage the growth of our expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities. However, we will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing in addition to the proceeds from this offering to support our operations.

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

There are currently 95,388 shares of our series C convertible preferred stock outstanding, which are convertible into 38 shares of our common stock. We issued the shares of our series C convertible preferred stock in connection with our acquisition of ReShape Medical. The series C convertible preferred stock has a liquidation preference of $274.88 per share, or $692,691.05 per underlying share of common stock, or approximately $26.2 million in the aggregate. Holders of the series C convertible preferred stock have the right to convert their shares into shares of common stock instead of receiving the liquidation preference. In general, the series C convertible preferred stock is entitled to receive dividends (on an as-if-converted-to-common stock basis) actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. No other dividends will be paid on shares of series C convertible preferred stock. While the series C convertible preferred stock generally does not have voting rights, as long as any shares of series C convertible preferred stock remain outstanding, we cannot, without the affirmative vote of holders of a majority of the then-outstanding shares of series C convertible preferred stock, (a) alter or change adversely the powers, preferences or rights given to the series C convertible preferred stock (including by the designation, authorization, or issuance of any shares of preferred stock that purports to have equal rights with, or be senior in rights or preferences to, the series C convertible preferred stock), (b) alter or amend the series C convertible preferred stock certificate of designation, (c) amend our certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of series C convertible preferred stock, (d) increase the number of authorized shares of series C convertible preferred stock or (e) enter into any agreement with respect to any of the foregoing.

We are a medical device company with a limited history of operations and sales, and we cannot assure you that we will ever generate substantial revenue or be profitable.

We are a medical device company with a limited operating history upon which you can evaluate our business. The success of our business will depend on our ability to generate increased sales and control costs, as well as our ability to obtain additional regulatory approvals needed to market new versions of our Lap-Band system or regulatory approvals needed to market our ReShape Vest and any other products we may develop in the future, all of which we may be unable to do. If we are unable to successfully market our Lap-Band system for its indicated use or develop and commercialize the ReShape Vest, we may never become profitable and may have to cease operations as a result. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects.

During the second quarter of 2019 we recorded a non-cash indefinite-lived intangible assets impairment loss, which significantly impacted our results of operations, and we may be exposed to additional impairment losses that could be material.

We conduct our annual indefinite-lived intangible assets impairment analysis during the fourth quarter of each year or when circumstances suggest that an indicator for impairment may be present. During the second quarter of 2019, we performed a qualitative impairment analysis of the in-process research and development (“IPR&D”). Due to delays in the clinical trials experienced during the first six months of 2019, we revised its expectations of when revenues would commence for the ReShape Vest, thus reducing the projected near-term future net cash flows related to the ReShape Vest. As a result, we recorded an impairment charge of approximately $6.6 million of the excess of the carrying value over the estimated fair value. In the future, we may have additional indicators of potential impairment requiring us to record an impairment loss related to our remaining indefinite-lived and finite-lived intangible assets, which could also have a material adverse effect on our results of operations.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or liquidate some or all of our assets.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on the development and commercialization of our products and on research and development, including conducting current and future clinical trials for our Lap-Band system, ReShape Vest (if approved for sale) and subsequent versions of our products. For the years ended December 31, 2019 and 2018, net cash used in operating activities from continuing operations was $14.2 million and $20.1 million, respectively, and net cash used in operating activities (including discontinued operations) was $17.6 million and $27.5 million, respectively. We expect that our cash used in operations will continue to be significant in the upcoming years, and that we will need to raise additional capital to commercialize our Lap-Band system, to develop the ReShape Vest, to continue our research and development programs, and to fund our ongoing operations.

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

General economic and political conditions could have a material adverse effect on our business

External factors can affect our financial condition. Such external factors include general domestic and global economic conditions, such as interest rates, tax law including tax rate changes, and factors affecting global economic stability, and the political environment regarding healthcare in general. We cannot predict to what extent the global economic conditions may negatively impact our business. For example, negative conditions in the credit and capital markets could impair our ability to access the financial markets for working capital and could negatively impact our ability to borrow.

In addition, the coronavirus outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy. If the impact of the coronavirus outbreak continues for an extended period, it could materially adversely impact our operating and clinical activities as a result of the impacts on our supply chain, our clinical trial sites, access to patients and additional regulatory guidance could be delayed or impacted. Our business and results of operations could be adversely affected to the extent that this coronavirus or any epidemic harms the global economy.

We face significant uncertainty in the industry due to government healthcare reform.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. The Patient Protection and Affordable Care Act, as amended, (the “Affordable Care Act”) as well as any future healthcare reform legislation, may have a significant impact on our business. The impact of the Affordable Care Act on the health care industry is extensive and includes, among other things, the federal government assuming a larger role in the health care system, expanding healthcare coverage of United States citizens and mandating basic healthcare benefits. The Affordable Care Act contains many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid, including imposing a 2.3% excise tax on domestic sales of many medical devices by manufacturers that began in 2013. A moratorium was placed on the medical device excise tax through 2019. During December of 2019, the medical device excise tax was permanently repealed.

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

Failure to protect our information technology information technology infrastructure against cyber-based attacks, network security breaches, service interruptions or data corruption could materially disrupt our operations and adversely affect our business.

The operation of our business depends on our information technology systems. We rely on our information technology systems to, among other things, effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, security breaches, data corruption, and cyber-based attacks. Cyber-based attacks can include computer viruses, computer denial-of-service attacks, phishing attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities, or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage. In addition, federal, state, and international laws and regulations, such as the General Data Protection Regulation adopted by the European Union and European Economic Area countries can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail. In addition, a variety of our software systems are cloud‑based data management applications, hosted by third‑party service providers whose security and information technology systems are subject to similar risks.

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

Many of our competitors who have significant resources and have made substantial investments in competing technologies may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the U.S. or in international markets. Our current or future U.S. or foreign patents may be challenged, circumvented by competitors or others or may be found to be invalid, unenforceable or insufficient. In most cases in the United States patent applications are published 18 months after filing the application, or corresponding applications are published in other countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications, or that we were the first to file patent applications for such inventions.

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

Our Lap-Band system or ReShape Vest may infringe or be claimed to infringe patents that we do not own or license, including patents that may issue in the future based on patent applications of which we are currently aware, as well as applications of which we are unaware. For example, we are aware of other companies that are investigating neurostimulation, including neuroblocking, and of patents and published patent applications held by companies in those fields. While we believe that none of such patents and patent applications are applicable to our products and technologies under development, third parties who own or control these patents and patent applications in the United States and abroad could bring claims against us that would cause us to incur substantial expenses and, if such claims are successfully asserted against us, they could cause us to pay substantial damages, could result in an injunction preventing us from selling, manufacturing or using our proposed products and would divert management’s attention. Because patent applications in many countries such as the United States are maintained under conditions of confidentiality and can take many years to issue, there may be applications now pending of which we are unaware, and which may later result in issued patents that our products infringe. If a patent infringement suit were brought against us, we could be forced to stop our ongoing or planned clinical trials, or delay or abandon commercialization of the product that is subject of the suit.

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

Risks Relating to Ownership of Our Common Stock

Our common stock trades on an over-the-counter market.

Our common stock trades on the OTCQB market and therefore may have less liquidity and may experience potentially more price volatility than experienced when our shares traded on Nasdaq. Stockholders may not be able to sell their shares of common stock on the OTCQB market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. The delisting of our common stock from Nasdaq in 2018 could also adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors or employees.

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

As of December 31, 2019, we had outstanding 391,793 shares of common stock. In addition, as of that date we had outstanding warrants to acquire 13,609,929  shares of common stock, options to acquire 46 shares of common stock and shares of convertible preferred stock convertible into an aggregate of 1,288 shares of common stock. The issuance of shares of common stock upon the exercise of warrants or options or conversion of preferred stock would dilute the percentage ownership interest of all stockholders, might dilute the book value per share of our common stock and would increase the number of our publicly traded shares, which could depress the market price of our common stock.

In addition, a substantial number of our outstanding warrants and shares of convertible preferred stock contain so-called full-ratchet anti-dilution provisions which, subject to limited exceptions, would reduce the exercise price of the warrants (but not increase the number of shares issuable) and reduce the conversion price of the convertible preferred stock (and increase the number of shares issuable) in the event that we in the future issue common stock, or securities convertible into or exercisable to purchase common stock, at a lower price per share, to such lower price. Of our outstanding warrants as of December 31, 2019, warrants exercisable to purchase 350 shares of common stock with an exercise price of $150.00 per share contained a full-ratchet anti-dilution provision, and shares of convertible preferred stock convertible into 1,060 shares of common stock at a conversion price of $150.00 per share contained a full-ratchet anti-dilution provision. These full ratchet anti-dilution provisions would be triggered by the future issuances by us of shares of our common stock or common stock equivalents at a price per share below the then-exercise price of the warrants and the then-conversion price of the convertible preferred stock, subject to limited exceptions. In the event of a liquidation, the holders of shares of series C convertible preferred stock are entitled to be paid, before any payments are to be made to the holders of common stock or any other series of preferred stock, an amount per share equal to the greater of (i) $692,691.05 per share (on an as-converted-to-common stock basis), or an aggregate of approximately $26.2 million, plus any dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of series C convertible preferred stock been converted to common stock immediately prior to such liquidation.

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

Since our securities are quoted on the OTCQB market, our stockholders may face significant restrictions on the resale of our securities due to state “blue sky” laws.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 14,479 square feet of office/warehouse space in San Clemente, California under an operating lease that expires June 30, 2022.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to any material litigation and the Company is not aware of any pending or threatened litigation against it that could have a material adverse effect on the Company’s business, operating results or financial condition. The medical device industry in which the Company operates is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, the Company may be involved in various legal proceedings from time to time.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTCQB Market under the symbol RSLS. Price quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Number of Stockholders

As of March 27, 2020, there were approximately 20 holders of record of our common stock.

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

Overview

We are a developer of minimally invasive medical devices that advance bariatric surgery to treat obesity and metabolic diseases. Our current portfolio includes the LAP-BAND® Adjustable Gastric Banding System and the ReShape VestTM, an investigational device, to help treat more patients with obesity. There has been no revenue recorded for the ReShape Vest as the product is still in the development stage. Following our acquisition of the Lap-Band product line in December 2018, we are no longer actively marketing the ReShape vBloc product. There have been no revenues or gross profits associated with the ReShape vBloc product since September 30, 2018.

Financial Overview

Results of Operations – Continuing Operations

The following table sets forth certain data from our operating results from the years ended December 31, 2019 and 2018, expressed as percentages of net revenue (in thousands):

	Years Ended December 31,
	2019		2018
Revenue	$15,089	100.0%	$607	100.0%
Cost of goods sold	5,784	38.3%	164	27.0%
Gross profit	9,305	61.7%	443	73.0%
Operating expenses:				-
Sales and marketing	4,847	32.1%	5,237	862.8%
General and administrative	17,224	114.1%	14,025	2,310.5%
Research and development	3,121	20.7%	5,722	942.7%
Impairment of intangible assets and goodwill	6,588	43.7%	14,005	2,307.2%
Legal settlement	1,500	9.9%	—	—%
Loss on disposal of assets	486	3.2%	—	—%
Total operating expenses	33,766	223.8%	38,989	6,423.2%
Operating loss	(24,461)	(162.1)%	(38,546)	(6,350.2)%
Other expense (income), net:
Interest expense, net	451	3.0%	12	2.0%
Loss on extinguishment of debt	71	0.5%	-	-%
Warrant expense	49,027	324.9%	145	23.9%
(Gain) on foreign currency exchange	(247)	(1.6)%	-	-%
Other, net	1,337	8.9%	11	1.8%
Loss from continuing operations before income taxes	(75,100)	(497.7)%	(38,714)	(6,377.9)%
Income tax benefit	893	5.9%	3,447	567.9%
Loss from continuing operations	(74,207)	(491.8)%	(35,267)	(5,810.0)%
Loss from discontinued operations, net of tax	-	-%	(45,885)	(7,559.3)%
Net loss	(74,207)	(491.8)%	(81,152)	(13,369.4)%
Less: Down round adjustments for convertible preferred stock and warrants	-	-%	(3,079)	(507.2)%
Net loss attributable to common shareholders	$(74,207)	(491.8)%	$(84,231)	(13,876.6)%

The following table sets forth certain data from our operating results for each of the fiscal quarters of 2019 (in thousands):

	For the three months ended
(Unaudited)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	$3,074	$4,450	$3,515	$4,050
Cost of goods sold	843	1,593	1,413	1,935
Gross profit	2,231	2,857	2,102	2,115
Operating expenses:
Sales and marketing	1,117	1,271	950	1,509
General and administrative	4,304	5,521	4,412	2,987
Research and development	1,056	960	858	247
Impairment of intangible assets	—	6,588	—	—
Legal settlement	—	—	1,500	—
Loss on disposal of assets	—	—	—	486
Total operating expenses	6,477	14,340	7,720	5,229
Operating loss	(4,246)	(11,483)	(5,618)	(3,114)
Other expense (income), net:
Interest expense, net	103	213	74	61
Loss on extinguishment of debt	—	71	—	—
Warrant expense	130	4,127	22,564	22,206
(Gain) loss on foreign currency transactions	—	—	(229)	(18)
Other, net	(3)	612	727	1
Loss from continuing operations before income taxes	(4,476)	(16,506)	(28,754)	(25,364)
Income tax benefit	—	586	—	307
Net loss attributable to common shareholders	$(4,476)	$(15,920)	$(28,754)	$(25,057)

Non-GAAP Disclosures

In addition to the financial information prepared in conformity with GAAP, we provide certain historical non-GAAP financial information. Management believes that these non-GAAP financial measures assist investors in making comparisons of period-to-period operating results and that, in some respects, these non-GAAP financial measures are more indicative of the Company’s ongoing core operating performance than their GAAP equivalents.

Management believes that the presentation of this non-GAAP financial information provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments, and amortization methods, which provides a more complete understanding of our financial performance, competitive position, and prospects for the future. However, the non-GAAP financial measures presented in this Form 10-K have certain limitations in that they do not reflect all of the costs associated with the operations of our business as determined in accordance with GAAP. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by the Company may be different from similarly named non-GAAP financial measures used by other companies.

Adjusted EBITDA

Management uses Adjusted EBITDA in its evaluation of the Company’s core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Adjusted EBITDA is defined as net loss before interest, taxes, depreciation and amortization, stock-based compensation, changes in fair value of liability warrants and other one-time costs. Management uses Adjusted EBITDA in its evaluation of the Company’s core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by the Company may be different from similarly named non-GAAP financial measures used by other companies.

The following table contains a reconciliation of non-GAAP net loss to GAAP net loss attributable to common stockholders for the years ended December 31, 2019 and 2018 (in thousands).

	Years Ended December 31,
	2019	2018
GAAP net loss attributable to common stockholders	$(74,207)	$(35,267)
Adjustments:
Interest expense (income) net:	451	12
Income tax provision (benefit)	(893)	(3,447)
Depreciation and amortization	1,706	440
Stock compensation expense	2,311	3,098
Loss on debt extinguishment	71	—
Liability warrant expense	49,027	145
Loss on litigation settlement	1,500	—
Impairment of intangible assets and goodwill	6,588	14,005
Loss on disposal of assets	486	—
Other	1,337	11
Non-GAAP loss	$(11,623)	$(21,003)

The following table contains a reconciliation of non-GAAP net loss to GAAP net loss attributable to common stockholders for each of the fiscal quarters of 2019 (in thousands):

	For the three months ended
(Unaudited)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
GAAP net loss attributable to common stockholders	$(4,476)	$(15,920)	$(28,754)	$(25,057)
Adjustments:
Interest expense (income) net:	103	213	74	61
Income tax provision (benefit)	—	(586)	—	(307)
Depreciation and amortization	433	430	423	420
Stock compensation expense	1,256	727	(497)	825
Loss on debt extinguishment	—	71	—	—
Liability warrant expense	130	4,127	22,564	22,206
Loss on litigation settlement	—	—	1,500	—
Impairment of intangible assets	—	6,588	—	—
Loss on disposal of assets	—	—	—	486
Other	(3)	612	727	1
Non-GAAP loss	$(2,557)	$(3,738)	$(3,963)	$(1,365)

Results of operations

Revenue. Revenue totaled $15.1 million for the year ended December 31, 2019. For the year ended December 31, 2018 revenue was $0.6 million.  During 2019, revenue included sales of Lap-Band in the U.S. and beginning in April and September 2019, in Australia and select countries throughout Europe, respectively. The Company made significant progress, increasing revenue $14.5 million over the same period last year. Revenue for the fourth quarter 2019 was approximately $4.1 million, an increase of $0.6 million over the third quarter, which was in line with our expectations.  The primary reason for the increase is due to lower sales during July and August from seasonality that had also been seen industry-wide.

Revenue from continuing operations totaled $0.6 million for the year ended December 31, 2018. During 2018, revenue included sales of our recently acquired Lap-Band product of $0.4 million and sales of our ReShape vBloc product of $0.2 million.

Gross profit. Gross profit for the fourth quarter and year ended December 31, 2019, was $2.1 million and $9.3 million, respectively, reflecting cost of sales associated with the established Lap-Band product line. Gross profit as a percentage of total revenue for the three months and year ended December 31, 2019 was 52 percent and 62 percent, respectively. Gross profit was 60 percent for the third quarter ended September 30, 2019, 64 percent for the second quarter ended June 30, 2019, and 73 percent for the first three months of 2019. The lower gross profit rate is primarily the result of increased international sales which have lower margins than domestically. Also negatively affecting gross profit were various inventory write offs and reserves associated with the December 2018 Lap-Band purchase.

Sales and Marketing Expense.  Sales and marketing expense for the year ended December 31, 2019 decreased by $0.4 million or 7% to $4.8 million, as compared to $5.2 million for the same period last year. During the fourth quarter of 2019 sales and marketing expense was $1.5 million compared to $0.9 million during the third quarter of 2019, $1.3 million during the second quarter of 2019 and $1.1 million during the first quarter of 2019. The increase of sales and marketing expense during the fourth quarter of 2019 is partially due to the Company increasing its sales force late in the third quarter resulting in higher payroll related expenses, including sales commissions. Additionally, during the fourth quarter the Company attended multiple trade conventions, both domestic and international, and began its digital advertising initiative.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2019 increased by $3.2 million, or 23% to $17.2 million, as compared to $14.0 million for the same period last year. General and administrative expense was $3.0 million, the lowest of the year, for the fourth quarter of 2019,  compared to $4.4 million for the third quarter of 2019, $5.5 million for the second quarter of 2019 and $4.3 million for the first quarter of 2019. During the fourth quarter the Company began to realize the cost cutting efforts that have been implemented, which include changing various professional service providers, consolidating offices, and settling all litigation matters. During the first nine months of 2019, the Company transitioned managerial and operational operations from Minnesota to California, which resulted in moving expenses and approximately $1.0 million of severance costs primarily incurred during the second quarter. Additionally, during fiscal 2019, the Company incurred $0.6 million for a new ERP implementation and over $2.0 million of one-time litigation related expenditures.

Research and Development Expense. Research and development expense for the year ended December 31, 2019 decreased by $2.6 million, or 45%, to $3.1 million, as compared with $5.7 million for the same period last year. Research and development expense for the fourth quarter of 2019 was approximately $0.2 million compared to $0.8 million for the third quarter, $1.0 million for the second quarter and $1.1 million for the first quarter. Research and development expenses  were primarily related to payroll related expenses and clinical trial expenses for the ReShape Vest.

Impairment of Intangible Assets and Goodwill.  The Company incurred an impairment charge of $6.6 million for the year ended December 31, 2019, as compared with an impairment charge of $14.0 million for the same period last year. As a result of an impairment analysis performed during the second quarter of 2019, the Company determined there was an impairment of the indefinite-lived intangible asset recorded in connection with our acquisition of BarioSurg, Inc. (“BarioSurg”). We also assessed the recoverability of finite-lived intangible assets during the second quarter of 2019 and did not identify any impairment as a result of the performance of this analysis.

Based on an impairment analysis of our goodwill and intangible assets performed during the second quarter of 2018, impairment of intangible assets for the year ended December 31, 2018 is related to a goodwill impairment loss of $14.0 million, which eliminated the goodwill balance related to our acquisition of BarioSurg. There were no impairment charges recorded relative to the indefinite and finite-lived intangible assets in 2018. Refer to Note 9 to our Consolidated Financial statements for additional information about impairment of intangible assets.

Legal Settlement. During the quarter ended September 30, 2019, the Company recognized a contingent loss of $1.5 million relating to the patent infringement claim with Fulfillium. Under the Settlement Agreement, Fulfillium agreed to dismiss with prejudice the previously disclosed lawsuits by Fulfillium.

Loss on Disposal of Assets. The Company recorded a $0.5 million loss related to the disposal of long-term assets acquired in connection with the lap-band purchase.

Net Interest Expense and Loss on Extinguishment of Debt. Net interest expense for the year ended December 31, 2019, increased from $12 thousand to $0.5 million as compared with the same period last year. It included accretion of interest expense on the net present value of the asset purchase consideration payable of $0.3 million and the discount and deferred financing costs on the convertible subordinated debentures of $0.7 million. The noncash interest expense for the year ended December 31, 2019 was reduced by $0.5 million for the write-off of an embedded derivative liability recorded for the conversion features of the debentures that were eliminated as a result of the repayment of the debentures prior to their maturity date. In connection with the early repayment of the debentures in June 2019, we recorded a loss on extinguishment of debt of $0.1 million, which consisted of the unamortized debt discount and deferred financing costs. Refer to Note 10 to our Consolidated Financial statements for additional information about the asset purchase consideration payable and the convertible subordinated debentures.

Warrant Expense. Warrant expense for the year ended December 31, 2019 includes noncash expense of approximately $49.0 million for the value of the liability warrants issued in connection with our equity financing completed in June 2019 and September 2019 in excess of the proceeds received and changes in fair value of the warrant liability. As a result of the reverse stock split on November 12, 2019, the Company reclassified the warrant liability to equity. During 2018, we recorded warrant expense of $0.1 million for the change in fair value of certain warrants held by certain institutional investors for which the exercise price was reduced in connection with the sale of convertible subordinated debentures to those investors.

Other, Net. Other, net for the year ended December  31, 2019 includes $1.3 million of transaction costs required to be expensed as a result of the liability treatment for the warrants issued in connection with our June and September equity financings. See Note 12 to our Consolidated Financial statements for additional information about our June and September equity financings. For the year ended December 31, 2018, $11 thousand was expensed.

Income Tax Benefit.  We recorded an income tax benefit of $0.9 million for the year ended December  31, 2019 for the reduction in the deferred tax liability associated with an indefinite-lived intangible asset, for which we recorded an impairment charge of $6.6 million during the three months ended June 30, 2019. The income tax benefit is net of an increase to the deferred tax valuation allowance of $1.1 million for the portion of the deferred tax liability reversal that had been netted with the deferred tax asset associated with U.S. federal net operating loss carryforwards that do not expire. The income tax benefit from continuing operation of $3.4 million for the year ended December 31, 2018 is attributable to the losses for U.S. federal income tax purposes, which, effective with the enactment of the 2017 Tax Cuts and Jobs Act, have an unlimited carryforward period.

Results of Operations – Discontinued Operations

Results of operations from discontinued operations reflect the activities of our Reshape Balloon product line, which we acquired as part of our acquisition of ReShape Medical, Inc. in October 2017 and sold in December 2018 in connection with our acquisition of the Lap-Band product line assets. Loss from discontinued operations was $45.9 million for the year ended December 31, 2018. The loss in 2018 includes an impairment charge of $13.2 million for the full write-down of the goodwill recorded in connection with our acquisition of ReShape Medical.  In addition, in connection with the determination of the fair value of the Lap-Band assets acquired, no value was assigned to the ReShape Balloon product line assets sold as projections updated during the fourth quarter of 2018 indicated negative cash flows. Accordingly, the loss from discontinued operations for the year ended December 31, 2018 includes an impairment charge of $22.6 million for the full write-down of the ReShape Balloon product line assets disposed of. There was no income tax expense or benefit for discontinued operations.

Liquidity and Capital Resources

We have financed our operations to date principally through the sale of equity securities and debt financing. During the years ended December 31, 2019 and 2018, we received aggregate net proceeds of $15.0 million and $33.2 million, respectively, from equity offerings, and $0.3 million and $0.5 million, respectively, from the exercise of warrants to purchase common stock. As of December 31, 2019, we had $3.0 million of cash and cash equivalents, including $50 thousand of restricted cash.

Our anticipated operations include plans to (i) integrate the sales and operations of the Company with the newly acquired Lap-Band product line in order to expand sales domestically and internationally as well as to obtain cost savings synergies, (ii) continue development of the ReShape Vest, (iii) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third-party sales and licensing opportunities, and (iv) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities. However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing to support its operations.

Management is currently pursuing various funding options, including seeking additional equity or debt financing as well as a strategic merger or other transaction to obtain additional funding to support the expansion of Lap-Band product sales and to continue the development of, and to successfully commercialize, the ReShape Vest. While the acquisition of Lap-Band product line does provide incremental revenues to the Company, total costs, including support for the European clinical trial of the ReShape Vest, are expected to exceed revenues for the foreseeable future. While there can be no assurance that the Company will be successful in its efforts, the Company has a long history of raising equity financing to fund its development activities. Should the Company be unable to obtain adequate financing in the near term, the Company’s business, results of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.

The following table summarizes our change in cash and cash equivalents (in thousands):

	Year Ended
	December 31,
	2019	2018
Net cash used by operating activities - continuing operations	$(14,200)	$(20,076)
Net cash used by operating activities - discontinued operations	—	(7,414)
Net cash used by investing activates	(2,014)	(10,328)
Cash provided by financing activities	13,659	33,203
Effect of exchange rate changes	(8)	—
Net change in cash and cash equivalents	$(2,563)	$(4,615)

Net Cash Used in Operating Activities - Continuing Operations

Net cash used in operating activities from continuing operations was $14.2 million and $20.1 million for the years ended December 31, 2019 and 2018, respectively. Net cash used in operating activities from continuing operations for the year ended December 31, 2019, was primarily the result of our net loss of $74.2 million, partially offset by non-cash adjustments for amortization of intangible assets of $1.7 million, impairment of intangible assets of $6.6 million, stock-based compensation of $2.3 million,  warrant expenses of $49.0 million and warrant issuance costs of $1.4 million. Increases to accounts receivable of $3.6 million, inventory of $0.3 million and prepaid expenses and other of $0.4 million resulted in cash used, partially offset by cash savings due to an increase in accounts payable, accrued liabilities and warranty liability of $3.0 million.

Net cash used in operating activities from continuing operations for the year ended December 31, 2018, was primarily a result of our net loss of $35.3 million, partially offset by non-cash adjustments for amortization of intangible assets of $0.2 million, impairment of intangible assets of $14.0 million and stock-based compensation of $3.1 million. Increases to accounts and other receivables of $0.5 million and prepaid expenses of $0.8 million resulted in cash used, offset by a decrease in inventory of $2.0 million and an increase in accounts payable and accrued liabilities of $0.8 million.

 Net Cash Used in Investing Activities

Net cash used in investing activities from continuing operations was $2.0 million for the year ended December 31, 2019, as compared with $10.3 million for the year ended December 31, 2018.  The investing activities in 2019 primarily reflects the first annual payment of $2.0 million paid in connection with our acquisition of the lap-band product line. Investing activities for 2018 reflect our acquisition of the Lap-Band product line, which included asset purchase consideration paid of $10.0 million and transaction costs paid of $0.3 million.

Net Cash Provided by Financing

Net cash provided by financing activities from continuing operations was $13.7 million and $33.2 million for the years ended December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018,  we received aggregate net proceeds of $13.7 million and $33.2 million, respectively, from equity offerings and $0.1 million and $0.5 million, respectively, from the exercise of warrants to purchase common stock. In connection with these equity transactions, we paid an aggregate of $40 thousand and $4.6 million of related transaction costs in 2019 and 2018, respectively. In 2019, we used a net $0.2 million related to issuance and pay down of the convertible subordinate debentures. In 2018, we used cash of $0.5 million to redeem 500 shares of our series D convertible preferred stock.

A portion of the net proceeds from the June 2019 equity financing was used to repay the $2.2 million face amount of convertible subordinated debentures that were issued at an original issue discount of 10 percent in March 2019.

Discontinued Operations

There were no activities related to discontinued operations for the year ended December 31, 2019. Net cash used in operating activities of discontinued operations of $7.4 million for the year ended December 31, 2018, reflects activities of the ReShape Balloon product line until its disposal on December 17, 2018. There were no investing or financing activities related to discontinued operations for the year ended December 31, 2018.

Operating Capital and Capital Expenditure Requirements

Our anticipated operations include plans to (i) integrate the sales and operations of the Company with the newly acquired Lap-Band product line, (ii) continue development of the ReShape Vest, (iii) seek opportunities to leverage the Company’s intellectual property portfolio and custom development services to provide third-party sales and licensing opportunities, and (iv) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities. However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional equity or debt financing to support its operations.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Part I, Item 1A, Risk Factors. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Intangible Assets and Long-Lived Assets

We acquire intangible assets in connection with business combinations and asset purchases. The acquired intangible assets are recorded at fair value, which is determined based on a discounted cash flow analysis. The determination of fair value requires significant estimates, including, but not limited to, the amount and timing of projected future cash flows, the discount rate used to discount those cash flows, the assessment of the asset's life cycle, including the timing and expected costs to complete in-process projects, and the consideration of legal, technical, regulatory, economic, and competitive risks.

IPR&D acquired in business combinations is reviewed for impairment annually, or whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. Additionally, management reviews the carrying amounts of other intangible and long-lived assets whenever events or circumstances indicate that the carrying amounts of an asset may not be recoverable. The impairment reviews require significant estimates about fair value, including estimation of future cash flows, selection of an appropriate discount rate, and estimates of long-term growth rates.

Research and Development Expenses

We record the estimated costs of research and development activities performed by third-party service providers based upon the estimated services provided but not yet invoiced and include these costs in accrued expenses and other payables in the Consolidated Balance Sheets and within research and development expense in the consolidated statements of operations. We accrue for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. As actual costs become known, the Company adjusts its accrued liabilities.

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

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements, for a discussion of new accounting standards that have been adopted and those not yet adopted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

ReShape Lifesciences Inc.

San Clemente, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of ReShape Lifesciences Inc. (the "Company") as of December 31, 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2018 consolidated financial statements to retrospectively apply the 1-for-120 reverse stock split in November 2019, as described in Note 2 to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2018 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2018 consolidated financial statements taken as a whole.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Changes in Accounting Method Related to Leases

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company has changed its method for accounting for leases due to the adoption of Accounting Standards Codification 842 – Leases effective January 1, 2019 under the modified retrospective approach.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s  consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/    BDO USA, LLP

We have served as the Company’s auditor since 2019.

Costa Mesa, California

April 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of ReShape Lifesciences Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the effects of the November 2019 reverse stock split discussed in Note 2 to the consolidated financial statements, the consolidated balance sheet of ReShape Lifesciences Inc. and subsidiaries (the "Company") as of December 31, 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for the year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements") (the 2018 financial statements before the effects of the retrospective adjustments discussed in Note 2 to the financial statements are not presented herein). In our opinion, the 2018 financial statements, before the effects of the adjustments to retrospectively apply the effects of the November 2019 reverse stock split discussed in Note 2 to the financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the years ended December 31, 2018, in conformity with principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the effects of the November 2019 reverse stock split discussed in Note 2 to the financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

May 16, 2019

We began serving as the Company’s auditor in 2006. In 2019, we became the predecessor auditor.

RESHAPE LIFESCIENCES INC.

Consolidated Balance Sheets

 (in thousands, except share and per share amounts)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$2,935	$5,548
Restricted cash	50	—
Accounts and other receivables (net of allowance for bad debts of $709 at December 31, 2019 and $236 at December 31, 2018)	4,096	917
Finished goods inventory	1,317	985
Prepaid expenses and other current assets (Note 6)	1,711	1,269
Total current assets	10,109	8,719
Property and equipment, net	16	64
Operating lease right-of-use assets (Note 11)	758	—
Other intangible assets, net (Note 8)	28,674	36,927
Other assets	99	563
Total assets	$39,656	$46,273
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,263	$1,627
Accrued and other liabilities (Note 6)	3,821	4,829
Warranty liability, current (Note 14)	105	—
Asset purchase consideration payable, current (Note 10)	1,909	1,907
Operating lease liabilities, current (Note 11)	291	—
Total current liabilities	10,389	8,363
Asset purchase consideration payable, noncurrent (Note 10)	2,728	4,403
Operating lease liabilities, noncurrent (Note 11)	477	—
Warranty liability, noncurrent (Note 14)	1,253	—
Deferred income taxes	702	1,844
Total liabilities	15,549	14,610
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized:
Series B convertible preferred stock, $0.01 par value; 3 and 159 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Series C convertible preferred stock, $0.01 par value; 95,388 shares issued and outstanding at December 31, 2019 and December 31, 2018	1	1
Common stock, $0.001 par value; 275,000,000 shares authorized at December 31, 2019 and December 31, 2018; 391,739 and 73,092 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	517,311	450,652
Accumulated deficit	(493,197)	(418,990)
Accumulated other comprehensive loss	(8)	—
Total stockholders’ equity	24,107	31,663
Total liabilities and stockholders’ equity	$39,656	$46,273

See accompanying notes to consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
Revenue	$15,089	$607
Cost of revenue	5,784	164
Gross profit	9,305	443
Operating expenses:
Sales and marketing	4,847	5,237
General and administrative	17,224	14,025
Research and development	3,121	5,722
Impairment of intangible assets and goodwill (Note 9)	6,588	14,005
Legal settlement	1,500	—
Loss on disposal of assets	486	—
Total operating expenses	33,766	38,989
Operating loss	(24,461)	(38,546)
Other expense (income), net:
Interest expense, net	451	12
Loss on extinguishment of debt (Note 10)	71	—
Warrant expense (Note 13)	49,027	145
Gain on foreign currency exchange	(247)	—
Offering costs and other, net	1,337	11
Loss from continuing operations before income taxes	(75,100)	(38,714)
Income tax benefit	893	3,447
Loss from continuing operations	(74,207)	(35,267)
Loss from discontinued operations, net of tax	—	(45,885)
Net loss	(74,207)	(81,152)
Less: Down round adjustments for convertible preferred stock and warrants	—	(3,079)
Net loss attributable to common shareholders	$(74,207)	$(84,231)
Net loss per share - basic and diluted:
Continuing operations	$(42.93)	$(4,107.77)
Discontinued operations	—	(4,915.37)
Net loss per share - basic and diluted	$(42.93)	$(9,023.14)
Shares used to compute basic and diluted net loss per share	1,728,722	9,335

See accompanying notes to consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2019	2018
Net loss	$(74,207)	$(81,152)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8)	—
Other comprehensive income (loss), net of tax	(8)	—
Comprehensive loss	$(74,215)	$(81,152)

See accompanying notes to consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Series B Convertible		Series C Convertible		Series D Convertible		Series E Convertible				Additional			Accumulated Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital		Deficit	Income (Loss)	Equity
Balance December 31, 2017	6,055	$—	95,388	$1	—	$—	—	$—	123	$—		$411,125	$(334,759)	$—	$76,367
Net loss	—	—	—	—	—	—	—	—	—	—		—	(81,152)	—	(81,152)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—		3,098	—	—	3,098
Down round adjustments for convertible preferred stock and warrants	—	—	—	—	—	—	—	—	—	—		3,079	(3,079)	—	—
April 2018 institutional sale of convertible preferred stock and warrants, net of issuance costs	—	—	—	—	6,000	—	—	—	—	—		5,081	—	—	5,081
2018 institutional sales of common stock and warrants, net of issuance costs	—	—	—	—	—	—	—	—	5,768	—		14,316	—	—	14,316
Issuance of common stock and warrants in September 2018 public offering	—	—	—	—	—	—	—	—	696	—		447	—	—	447
Issuance of common stock and warrants in an at-the-market public offering, net of issuance costs	—	—	—	—	—	—	—	—	52,197	—		13,385	—	—	13,385
Redemption of convertible preferred stock	—	—	—	—	(500)	—	—	—	—	—		(500)	—	—	(500)
Conversion of convertible preferred stock into common stock	(5,896)	—	—	—	(5,500)	—	—	—	4,873	—		—	—	—	—
Issuance of common stock upon exercise of warrants, net of transaction costs	—	—	—	—	—	—	—	—	9,435	—		621	—	—	621
Balance December 31, 2018	159	$—	95,388	$1	—	$—	—	$—	73,092	$—		$450,652	$(418,990)	$—	$31,663
Net loss	—	—	—	—	—	—	—	—	—	—		—	(74,207)	—	(74,207)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—		—	—	(8)	(8)
Stock-based compensation expense, net	—	—	—	—	—	—	—	—	—	—		2,311	—	—	2,311
Warrant expense	—	—	—	—	—	—	—	—	—	—	—	130	—	—	130
Sales of common stock and warrants, net of issuance and other costs	—	—	—	—	—	—	—	—	199,167	—		434	—	—	434
Warrant adjustment	—	—	—	—	—	—	—	—	—	—		(312)	—	—	(312)
Conversion of common stock into convertible preferred stock	—	—	—	—	—	—	1,192,000	12	(9,933)	—		(12)	—	—	—
Conversion of convertible preferred stock into common stock	(156)	—	—	—	—	—	(1,192,000)	(12)	10,973	—		12	—	—	—
Warrant liability reclassified to equity	—	—	—	—	—	—	—	—	—	—		63,954	—	—	63,954
Issuance of common stock upon exercise of warrants, net of transaction costs	—	—	—	—	—	—	—	—	118,440	—		142	—	—	142
Balance December 31, 2019	3	$—	95,388	$1	—	$—	—	$—	391,739	$—		$517,311	$(493,197)	$(8)	$24,107

See accompanying notes to consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(74,207)	$(81,152)
Loss from discontinued operations, net of tax	—	45,885
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	40	242
Amortization of intangible assets	1,666	198
Impairment of intangible assets	6,588	14,005
Bad debt expense	439	80
Noncash interest expense	451	14
Loss on extinguishment of debt	71	—
Stock-based compensation	2,311	3,098
Warrant expense	49,027	145
Deferred income tax benefit	(1,143)	(3,448)
Loss on disposal of asset	486	—
Common stock warrant liability issuance costs	1,442	—
Other noncash items	57	—
Change in operating assets and liabilities:
Accounts and other receivables	(3,619)	(508)
Finished goods inventory	(332)	1,978
Prepaid expenses and other current assets	(442)	(802)
Accounts payable and accrued liabilities	1,629	(810)
Warranty liability	1,358	—
Other	(22)	999
Net cash used in operating activities - continuing operations	(14,200)	(20,076)
Net cash used in operating activities - discontinued operations	—	(7,414)
Net cash used in operating activities	(14,200)	(27,490)
Cash flows from investing activities:
Acquisition of LAP-BAND product line assets, including transaction costs	(2,000)	(10,279)
Purchases of property and equipment	(14)	(49)
Net cash used in investing activities - continuing operations	(2,014)	(10,328)
Net cash used in investing activities	(2,014)	(10,328)
Cash flows from financing activities:
Proceeds from issuance of subordinated convertible debentures	2,000	—
Payments of debt financing costs	(21)	—
Repayment of subordinated convertible debentures	(2,200)	—
Proceeds from warrants exercised	142	513
Proceeds from sale and issuance of equity securities	478	37,745
Proceeds from issuance of common stock warrant liabilities, net of issuance costs of $1,442	13,304	—
Payments of equity issuance costs	(44)	(4,555)
Preferred stock redemption	—	(500)
Net cash provided by financing activities - continuing operations	13,659	33,203
Net cash provided by financing activities	13,659	33,203
Effect of currency exchange rate changes on cash and cash equivalents	(8)	—
Net decrease in cash, cash equivalents and restricted cash	(2,563)	(4,615)
Cash, cash equivalents and restricted cash at beginning of period	5,548	10,163
Cash, cash equivalents and restricted cash at end of period	$2,985	$5,548
Noncash investing and financing activities:
Acquisition of LAP-BAND product line assets, asset purchase consideration payable	$—	$6,297
Down round adjustment for convertible preferred stock and warrants	—	3,079
Conversion of common stock to convertible preferred stock	$(1)	$—
Common stock warrant liabilities reclassified to equity	63,954	—

See accompanying notes to consolidated financial statements.

ReShape Lifesciences Inc.

Notes to Consolidated Financial Statements

(1)Description of the Business and Risks and Uncertainties

Description of Business

ReShape Lifesciences Inc. (the “Company”) was originally incorporated in the state of Minnesota in December 2002 and reincorporated in the state of Delaware in July 2004. In 2017, the Company changed its name from EnteroMedics Inc. to ReShape Lifesciences Inc. The Company is headquartered in San Clemente, California. The Company is a developer of minimally invasive medical devices that advance bariatric surgery to treat obesity and metabolic diseases. The Company’s current portfolio and operating segments consist of the LAP-BAND® Adjustable Gastric Banding System and the ReShape VestTM, an investigational device, to help treat more patients with obesity. Refer to Note 14 for additional information about operating segments.

Risks and Uncertainties

The Company continues to devote significant resources to developing its product technology, commercialization activities and raising capital. These activities are subject to significant risks and uncertainties, including the ability to obtain additional financing, and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to further reduce its cost structure until financing is obtained and/or delay development, or commercialization of products, or license to third parties the rights to commercialize products, or technologies that the Company would otherwise seek to commercialize. Refer to Note 3 for additional information about the Company’s liquidity, going concern and management’s plans.

The medical device industry is characterized by frequent and extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often difficult to predict, and the outcome may be uncertain until the court has entered final judgment and all appeals are exhausted. The Company’s competitors may assert that its products or the use of the Company’s products are covered by U.S. or foreign patents held by them. Refer to Note 17 for additional information about contingencies and litigation matters.

(2)Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Reverse Stock Splits

During the years ended December 31, 2019 and 2018, the Company’s board of directors and stockholders approved the following reverse stock splits:

•

1-for-120 reverse split of the Company’s outstanding common stock that became effective after the close of market on November 11, 2019. In addition, the Company’s certificate of incorporation was amended to change the common stock par value from $0.01 per share to $0.001 per share. The par value of the Company’s preferred stock was not changed.

•	1-for-15 reverse split of the Company’s outstanding common stock that became effective after the close of market on June 1, 2018.

•	1-for-140 reverse split of the Company’s outstanding common stock that became effective after the close of market on November 7, 2018.

Neither of the reverse stock splits in 2018 altered the par value of the Company’s common stock or preferred stock. In connection with the reverse stock splits, proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion, and the per share exercise or conversion price, of the Company’s outstanding warrants, stock options and convertible preferred stock, in each case in accordance with their terms. The reverse stock splits in 2019 and 2018 did not change the number of common or preferred shares authorized by the Company’s certificate of incorporation. All par value, share and per-share amounts have been retroactively adjusted to reflect the reverse stock splits for all periods presented.

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

Discontinued Operations

The operating results of the ReShape Balloon product line prior to disposal have been reflected as discontinued operations in the Consolidated Financial Statements (see Note 5). In addition, the cash flows associated with discontinued operations are presented separately in the accompanying Consolidated Statements of Cash Flows. Unless otherwise noted, amounts in these Notes to the Consolidated Financial Statements exclude amounts attributable to discontinued operations.

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

Restricted Cash

Restricted cash represents $50 thousand related to a collateral money market account maintained by the Company as collateral in connection with corporate credit cards with Silicon Valley Bank at December 31, 2019. The Company did not have restricted cash at December 31, 2018.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the same total reported in the consolidated statements of cash flows (in thousands):

	December 31,	December 31,
	2019	2018
Cash and cash equivalents	$2,935	$5,548
Restricted cash	50	—
Total cash, cash equivalents, and restricted cash in the consolidated statement of cash flows	$2,985	$5,548

Inventory

The Company accounts for inventory at the lower of cost or net realizable value, where net realizable value is based on market prices less costs to sell. The Company establishes inventory reserves for obsolescence based upon specific identification of expired or unusable units with a corresponding provision included in cost of revenue. The allowance for excess and slow-moving inventory was $0.2 million and $3.4 million at December 31, 2019 and 2018, respectively.

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

Other Intangible Assets

Intangible assets are recorded based on their fair values at the date of acquisition. Indefinite-lived intangible assets consist of in-process research and development (“IPR&D”) for the ReShape Vest recorded in connection with the Company’s acquisition of BarioSurg, Inc. (“BarioSurg”) in May 2017. Finite-lived intangible assets primarily consist of developed technology and trademarks/tradenames and are being amortized on a straight-line basis over their estimated useful lives. See Note 8 for additional information.

Impairment of Indefinite-Lived and Long-Lived Assets

Acquired IPR&D is subject to impairment testing until completion or abandonment of the project. Indefinite-lived intangible assets are reviewed for impairment annually, or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. An impairment loss is recognized when the asset's carrying value exceeds its fair value. See Note 9 for additional information.

The Company evaluates long-lived assets under the provisions of ASC 350 “Intangibles–Goodwill and Other” and ASC 360 “Property, Plant, and Equipment” which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For purposes of assessing the recoverability of long-lived assets, the Company has one asset group which includes all assets of the Company. For assets to be held and used, the Company compares the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the assets over the assets’ fair value or estimates of future discounted cash flows.

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

Foreign Currency

When the local currency of the Company's foreign subsidiaries is the functional currency, all assets and liabilities are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted-average exchange rate prevailing during the period. The effects of foreign currency translation adjustments for these subsidiaries are deferred and reported in stockholders’ equity as a component of Accumulated Other Comprehensive Loss. The effects of foreign currency transactions denominated in a currency other than an entity's functional currency are included in Gain on foreign currency exchange in the Consolidated Statements of Operations. The Company does not hedge foreign currency translation risk in the net assets and income it reports from these sources.

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

Research and Development Expenses

Research and development expenses consist of costs incurred to further the Company’s research and development activities, including product development, clinical trial expenses, quality assurance, regulatory expenses, payroll and other personnel expenses, materials and consulting costs. Certain of these activities, such as pre-clinical studies and clinical trials, may be conducted by third-party service providers at the direction of the Company. In addition, during 2018, the Company entered into an arrangement with a Contract Research Organization (“CRO”) under which the CRO performs and manages research and development activities on the Company’s behalf.

The Company records the estimated costs of research and development activities performed by third-party service providers based upon the estimated services provided but not yet invoiced and includes these costs in accrued expenses and other payables in the Consolidated Balance Sheets and within research and development expense in the Consolidated Statements of Operations. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. As actual costs become known, the Company adjusts its accrued liabilities.

The Company’s CRO arrangement generally requires payments in advance of services. Upon making a payment, the Company makes a determination as to the amount to record as a deferred charge and the amount of research and development expense. The amount of CRO related costs included in research and development expense each period is expensed based on the Company’s estimate of the time period over which services will be performed, enrollment of patients, number of sites activated and level of effort to be expended. Any amount of advances paid in excess of expense recognized is included in prepaid expenses and other current assets on the Consolidated Balance Sheets. If the actual timing of the CRO’s performance of services or the level of effort varies from the Company’s estimate, the amount of prepaid CRO expense is adjusted accordingly.

Stock-Based Compensation

The Company applies ASC 718 Compensation — Stock Compensation and accordingly records compensation expense for stock options over the vesting or service period using the fair value on the date of grant, as calculated by the Company using the Black-Scholes model. The Company’s stock-based compensation plans are more fully described in Note 15.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, including the prefunded warrants that were reclassified from warrant liability to equity as a result of the reverse stock split. Diluted net loss per share is based on the weighted-average common shares outstanding during the period plus dilutive potential common shares calculated using the treasury stock method. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. For purposes of basic and diluted per share computations, loss from continuing operations and net loss are reduced by the down round adjustments for convertible preferred stock and warrants.

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	December 31,
	2019	2018
Stock options	46	36
Convertible preferred stock	1,288	1,098
Warrants	7,142,428	127,540

Concentration of Credit Risk, Interest Rate Risk and Foreign Currency Exchange Rate

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and trade accounts receivable. Cash and cash equivalents are primarily deposited in demand and money market accounts. At times, such deposits may be in excess of insured limits. Investments in money market funds are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The Company has not experienced any losses on its deposits of cash and cash equivalents. To minimize the risk associated with trade accounts receivable, management maintains relationships with the Company’s customers that allow management to monitor current changes in business operations so the Company can respond as needed.

Substantially all of the Company’s revenue is denominated in U.S. dollars. Only a small portion of revenue and expenses are denominated in foreign currencies, principally the Australian dollar and Euro for 2019. During the year ended December 31, 2018, the Company did not have any currency denominated outside of the U.S. dollar. The Company has not entered into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including consideration of non-performance risk.

Assets and liabilities are categorized into a three-level fair value hierarchy based on valuation inputs used to determine fair value.

Level 1 inputs are quoted prices in active markets for identical assets or liabilities.

Level 2 inputs are observable, either directly or indirectly.

Level 3 inputs are unobservable due to little or no corroborating market data.

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and certain accrued and other liabilities approximate fair value due to their short-term maturities. Refer to Note 10 regarding the fair value of debt instruments and Note 12 regarding fair value measurements and inputs.

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

The Company adopted the new guidance as of the effective date of January 1, 2019 using the modified retrospective approach with no adjustments to the comparative period presented in the financial statements. In addition, the Company elected the package of practical expedients permitted under the transition guidance to not reassess (1) whether any expired or existing contracts are, or contain, leases, (2) the lease classification for expired or existing leases, (3) initial direct costs for existing leases and (4) not recognize right-of-use assets for short-term leases.

The adoption of the guidance resulted in the recognition of right-of-use ("ROU") assets and lease liabilities for operating leases of approximately $1.2 million as of January 1, 2019. The guidance did not have an impact on the Company's Consolidated Statements of Operations or Cash Flows. See Note 11 for disclosures related to the Company's leases.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements and is intended to improve the effectiveness of disclosures, including the consideration of costs and benefits. The guidance is effective on January 1, 2020. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU is effective for the Company on January 1, 2020. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. In May 2019, the FASB issued ASU No. 2019-05, which amended the new standard by providing targeted transition relief. The new guidance replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. In November 2019, the FASB issued 2019-11, which amended the new standard by providing additional clarification. This guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2022. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

Various other accounting standards and interpretations have been issued with 2020 effective dates and effective dates subsequent to December 31, 2019. The Company has evaluated the recently issued accounting pronouncements that are currently effective or will be effective in 2020 and believe that none of them have had or will have a material effect on the Company’s financial position, results of operations or cash flows.

(3)Liquidity, Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company currently is not generating revenue from operations that is significant relative to its level of operating expenses, and does not anticipate generating revenue sufficient to offset operating costs in the short-term to the next 18 months. The Company’s history of operating losses, limited cash resources and lack of certainty regarding obtaining significant third-party reimbursement for its products, raise substantial doubt about its ability to continue as a going concern.

As of December 31, 2019, the Company had net negative working capital of $0.3 million. The Company’s principal source of liquidity as of December 31, 2019 consisted of approximately $2.9 million of cash and cash equivalents, and $4.1 million of accounts receivable.

Additionally, there were uncertainties surrounding the impact of COVID-19 on our business and operations. The details of these uncertainties are contained in Note 18 to these consolidated financial statements.

The Company’s anticipated operations include plans to (i) integrate the sales and operations of the Company with the newly acquired Lap-Band product line, (ii) continue development of the ReShape Vest, (iii) seek opportunities to leverage the Company’s intellectual property portfolio and custom development services to provide third-party sales and licensing opportunities, and (iv) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities. However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional equity or debt financing to support its operations.

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

(4)Acquisition

Lap-Band Product Line Assets

On December 17, 2018, the Company acquired from Apollo Endosurgery, Inc. (“Apollo”) substantially all of the assets exclusively related to Apollo’s Lap-Band product line and Apollo acquired from the Company substantially all of the assets exclusively related to the Company’s ReShape Balloon product line (“Asset Purchase Agreement”). In addition to the transfer to Apollo of the ReShape Balloon product line assets, the Company was required to pay Apollo cash consideration of $17.0 million, of which $10.0 million was paid at the closing of the transaction, $2.0 million was paid on the first anniversary of the closing date in December 2019, $2.0 million is payable on the second anniversary of the closing date and $3.0 million is payable on the third anniversary of the closing date. Pursuant to a transition services agreement, supply agreement and distribution agreement, Apollo served as the Company’s distributor of the Lap-Band product in select countries outside of the United States through December 2019, and will manufacture the Lap-Band product for the Company for up to two years, and provide other specified services.

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

The total transaction cost for the assets acquired was comprised of the net present value of the consideration transferred plus the transaction costs. The Company determined that the ReShape Balloon product line assets transferred as part of the Lap-Band product line purchase transaction had no value, as management’s projections of the ReShape Balloon product line as of the transaction date indicated negative cash flows. See Note 5 for additional information regarding the sale to Apollo of the Reshape Balloon product line and Note 10 for additional information regarding the asset purchase consideration payable.

Asset purchase consideration paid at closing	$10,000
Aggregate asset purchase consideration payable	7,000
Adjustment to net present value of asset purchase consideration payable	(703)
Present value of asset purchase consideration	16,297
Asset purchase transaction costs	500
Fair value of ReShape Balloon product line assets transferred	—
Total transaction cost	$16,797

Under the asset acquisition method of accounting, the total transaction cost is allocated to the relative fair values of the assets acquired. The table below represents the allocation of the relative fair values of the Lap-Band product line tangible and intangible assets acquired as of the December 17, 2018 acquisition date.

Developed technology/know-how	$14,362
Trademarks	955
Inventory	994
Fixed assets	486
Total transaction cost	$16,797

Apollo retained all other working capital associated with the Lap-Band product line, including accounts receivable, accounts payable and certain accrued and other liabilities arising from operations before the closing of the Apollo transaction, and there was no transfer of workforce. The Lap-Band related fixed assets were written off during 2019, as the Company does not plan to take possession of the assets. Prior to the fixed assets being written off they were included within other assets on the consolidated balance sheets.

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

(5)Discontinued Operations

Effective December 17, 2018, the Company sold substantially all of the assets exclusively related to its ReShape Balloon product line to Apollo in connection with the Company’s acquisition of substantially all of the assets exclusively related to Apollo’s Lap-Band product line. The ReShape Balloon product line assets sold to Apollo consisted of inventory, property and equipment and the related intellectual property underlying the intangible assets. In connection with the Apollo transaction, the Company retained all other working capital associated with the ReShape Balloon product line, including accounts receivable, accounts payable and certain accrued and other liabilities arising from operations before the closing of the Apollo transaction, and there was no transfer of workforce. The ReShape Balloon product line was the primary operating activity of ReShape Medical, Inc. (“ReShape Medical”), a business the Company acquired in October 2017 and accounted for as a business combination. The purchase accounting was finalized during the fourth quarter of 2018 and did not result in any changes to the purchase price allocation. The operations of the ReShape Balloon product line are shown as discontinued operations in the accompanying Consolidated Financial Statements. See Note 4 for more information regarding the Lap-Band product line acquisition.

In the second quarter of 2018, the Company recorded an impairment charge of $13.2 million for the full write-down of the goodwill recorded in connection with its acquisition of ReShape Medical. Refer to Note 9 for additional information regarding evaluation of goodwill for impairment. In connection with the determination of the fair value of the Lap-Band assets acquired, no value was assigned to the ReShape Balloon product line assets sold as projections updated during the fourth quarter of 2018 indicated negative cash flows. Accordingly, the loss on disposal of discontinued operations consists of an impairment charge of $22.6 million for the full write-down of the ReShape Balloon product line assets disposed of, which had the following carrying values as of December 17, 2018 prior to the write-down:

Inventory	$670
Property and equipment, net	42
Other intangible assets, net	21,884
$22,596

There were no assets associated with the ReShape Balloon product line at December 31, 2019 and 2018.

The components of loss from discontinued operations for the year ended December 31, 2018 consisted of the following:

Year Ended
December 31, 2018
Revenue	$2,285
Loss from discontinued operations before income taxes	(45,885)
Income tax benefit	—
Loss from discontinued operations, net of tax	$(45,885)

(6)Supplemental Balance Sheet Information

Prepaid expenses and other current assets:

	December 31,	December 31,
	2019	2018
Prepaid contract research organization expenses	$1,356	$1,064
Prepaid insurance	190	58
Other current assets	165	147
Total prepaid expenses and other current assets	$1,711	$1,269

Accrued and other liabilities:

	December 31,
	2019	2018
Accrued professional services	$1,432	$3,095
Payroll and benefits	1,021	1,146
Taxes	373	—
Equity transaction related liability	211	—
Customer deposits	202	—
Accrued insurance premium	87	—
Other	495	588
Total accrued and other liabilities	$3,821	$4,829

(7)Property and Equipment

Property and equipment consist of the following:

	December 31,
	2019	2018
Furniture and equipment	$83	$2,342
Computer hardware and software	78	782
Leasehold improvements	19	81
	180	3,205
Less accumulated depreciation and amortization	(164)	(3,141)
Property and equipment, net	$16	$64

Depreciation expense for the years ended December 31, 2019 and 2018 were approximately $40 thousand and $0.2 million, respectively.

(8)Other Intangible Assets

Other intangible assets consist of the following:

	December 31, 2019
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Developed technology	10.0	$14,362	$(1,496)	$12,866
Trademarks/Tradenames	10.0	2,045	(381)	1,664
Covenant not to compete	3.0	76	(65)	11
	10.0	16,483	(1,942)	14,541
Indefinite-lived intangible assets:
In-process research and development	indefinite	14,133	—	14,133
Total		$30,616	$(1,942)	$28,674

	December 31, 2018
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Developed technology	10.0	$14,362	$(60)	$14,302
Trademarks/Tradenames	10.0	2,045	(177)	1,868
Covenant not to compete	3.0	76	(40)	36
	10.0	16,483	(277)	16,206
Indefinite-lived intangible assets:
In-process research and development	indefinite	20,721	—	20,721
Total		$37,204	$(277)	$36,927

The gross amount and accumulated impairment loss of indefinite-lived intangible assets are as follows (in thousands):

	December 31,
	2019	2018
Gross amount	$20,721	$20,721
Accumulated impairment loss	(6,588)	—
Indefinite-lived intangible assets, net	$14,133	$20,721

Amortization expense for the years ended December 31, 2019 and 2018 were approximately $1.7 million and $0.2 million, respectively.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year ending December 31,
2020	$1,651
2021	1,641
2022	1,641
2023	1,641
2024	1,641
Thereafter	6,326
$14,541

(9)Impairment of Intangible Assets

Second Quarter 2019

The Company has completed the feasibility study for the ReShape Vest and began clinical trials in Europe in 2018. During the second quarter of 2019, the Company performed a qualitative impairment analysis of the IPR&D. Due to delays in the clinical trials experienced during the first six months of 2019, the Company revised its expectations of when revenues would commence for the ReShape Vest, thus reducing the projected near-term future net cash flows related to the ReShape Vest. As a result, the Company performed a quantitative impairment analysis of the IPR&D and recorded a one-time nonrecurring impairment charge of $6.6 million, for the excess of the carrying value over the estimated fair value. The fair value of the IPR&D was estimated using an income approach using Level 3 assumptions which included discounting the revised projected future net cash flows to their present value, with a discount rate of 22.4%.

The Company also assessed the recoverability of finite-lived intangible assets and did not identify any impairment as a result the performance of this analysis.

Second Quarter 2018

Subsequent to the Company’s registered direct securities offering on April 3, 2018, the price of the Company’s common stock declined significantly. Management determined that this event was an indicator of potential impairment as the magnitude of the decline indicated that the net equity of the Company may be in excess of its fair market value and conducted an impairment analysis during the second quarter of 2018. The Company determined that the carrying values of the assets of BarioSurg and ReShape Medical, both of which were acquired during 2017 and accounted for as business combinations, exceeded their current fair values. As a result, the Company recorded an impairment charge of $14.0 million for the full write-down of the goodwill recorded in connection with its acquisition of BarioSurg. In addition, as described in Note 5, discontinued operations for the year ended December 31, 2018 include a goodwill impairment charge for the full write-down of the goodwill recorded in connection with the Company’s acquisition of ReShape Medical.

The fair market values were determined under an income approach using discounted cash flows. Fair value was calculated using a discounted cash flow analysis is classified within Level 3 of the fair value hierarchy and requires several assumptions including risk adjusted discount rates and financial forecasts. The determination of the fair value of the reporting unit and the allocation of that value to individual assets and liabilities within the reporting unit requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which the Company competes, the discount rate, terminal growth rates, and forecasts of revenue, operating income, and capital expenditures.

In conjunction with the evaluation of goodwill for impairment in the second quarter of 2018, the Company performed a qualitative impairment analysis on indefinite-lived intangible assets other than goodwill, and assessed the recoverability of finite-lived intangible assets. The Company did not identify any impairments of such indefinite-lived or finite-lived intangible assets as a result the performance of these analyses.

(10) Debt

Asset Purchase Consideration Payable

The Company granted Apollo a first security interest in substantially all of the Company’s assets as security for the payment and performance when due of all of all of its obligations under the Asset Purchase Agreement, including the remaining asset purchase consideration. On October 28, 2019, the Company received the acknowledgement from Apollo of the termination of the security interest granted by the Company. The security interest was automatically terminated as a result of the Company completing a Qualified Financing, as defined in the Security Agreement, in connection with the

Company’s previously disclosed Securities Purchase Agreement, dated June 13, 2019, and Warrant Exercise Agreement, dated September 23, 2019. The net present value of the secured asset purchase consideration payable was determined using a discount rate of 5.1%. At December 31, 2019 and 2018, the aggregate carrying value of the current and noncurrent asset purchase consideration payable of approximately $4.6 million and $6.3 million respectively, as adjusted for accretion of interest of approximately $0.3 million and an immaterial amount, respectively.

Convertible Subordinated Debentures

On March 29, 2019, the Company completed a private placement with certain healthcare focused institutional investors for the sale of secured subordinated original issue discount convertible debentures (“debentures”) for a purchase price of $2.0 million. The debentures had a maturity of June 28, 2019 and a face amount of $2.2 million, reflecting a 10% original issue discount. The Company recorded an additional debt discount and a derivative liability for the fair value of the bifurcated embedded conversion features discussed below. The initial carrying amount of the debentures, net of discounts and deferred financing costs, was $1.5 million. The Company repaid the debentures on June 20, 2019 at their face amount of $2.2 million with proceeds from an equity financing which closed on June 18, 2019. In connection with the early repayment of the debentures, the Company recorded a loss on extinguishment of debt of $0.1 million, which consisted of the unamortized debt discount and deferred financing costs.

The debentures contained a conversion feature that provided that, at any time after June 28, 2019, if the debentures had not been repaid, but subject to certain investor ownership limitations, the debentures were convertible into shares of common stock at a conversion price equal to the lesser of $0.33 and 80% of the average of the lowest two volume weighted average prices of the Company’s common stock during the 20 trading days prior to conversion. The Company analyzed the conversion features embedded in the debentures and determined that bifurcation and liability classification was required under ASC 815 due to the variable number of shares issuable upon conversion. The fair value of the bifurcated embedded conversion features was determined to be $0.5 million as of the issuance date using a Monte Carlo model and primarily Level 3 inputs. Upon the closing of the Company’s equity financing and the Company’s planned use of a portion of the proceeds to repay the debentures, the fair value of the embedded derivative liability was reduced to zero as the conversion feature was no longer available. The fair value adjustment to the embedded derivative liability of $0.5 million was recorded as a reduction to Interest Expense.

In connection with the financing, the Company amended the exercise price of warrants to purchase up to 66,667 shares of common stock held by the investors that were issued on November 28, 2018 from $180.00 per share to $1.20 per share. The value attributable to the exercise price reduction of $0.1 million was recorded in Warrant Expense and was estimated using the Black Scholes option pricing model using a risk-free interest rate of 2.2%, an expected term of 4.7 years, expected dividends of zero and expected volatility of 204.4%.

(11) Leases

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

The Company determines the lease term as the noncancelable period of the lease, and may include options to extend or terminated the lease when reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the balance sheet. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. Right-of-use assets also include any lease payments made at or before lease commencement and any initial direct costs incurred, and exclude any lease incentives received.

Operating lease costs for the year ended December 31, 2019 were $0.4 million. Variable lease costs were not material.

Supplemental information related to operating leases is as follows:

Balance Sheet Information at December 31, 2019
Operating lease ROU assets	$758

Operating lease liabilities, current portion	$291
Operating lease liabilities, long-term portion	477
Total operating lease liabilities	$768

Cash Flow Information for the Year Ended December 31, 2019
Cash paid for amounts included in the measurement of operating leases liabilities	$432

Maturities of operating lease liabilities at December 31, 2019 were as follows:

Twelve months ending December 31,
2020	$323
2021	331
2022	166
Total lease payments	820
Less: imputed interest	52
Total lease liabilities	$768

Weighted-average remaining lease term at end of period (in years)	2.4
Weighted-average discount rate at end of period	5.1%

Disclosures related to periods prior to adopting the new lease guidance

Future minimum lease commitments under noncancelable operating leases as of December 31, 2018 were as follows:

Year ending December 31,
2019	$449
2020	332
2021	331
2022	166
Total	$1,278

For the year ended December 31, 2018, total rent expense recognized for all operating leases was $0.8 million.

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

As of December 31, 2019, the series B convertible preferred stock (“Series B Preferred Stock”) and warrants issued to investors in August 2017 and warrants issued to investors in connection with the sale of common stock in June, July and August 2018, as amended, contain such down round features. At December 31, 2019, the exercise price of the warrants was $2.40 per share, as last reset effective with a direct financing completed on June 18, 2019.

All series of the Company’s convertible preferred stock are classified in stockholders’ equity, including those with the down round feature, when applicable to the equity transaction.

Warrants to purchase common stock are classified in stockholders’ equity, including those issued with the down round feature, as they are both indexed to the Company’s own stock and meet the scope exception in ASC 815 “Derivatives and Hedging.”

Down round adjustments were not material during the year ended December 31, 2019. During the year ended December 31, 2018, the Company recorded a total of $0.2 million attributable to changes in the conversion price of convertible preferred stock and $2.9 million attributable to the reductions in the exercise price of warrants. The value attributable to the warrant exercise price reductions in 2018 was estimated using the Black Scholes model using risk-free interest rates ranging from 2.13% to 2.96%; expected lives ranging from less than one year to 9.4 years; expected dividends of zero and expected volatility ranging from 111.63% to 293.32%.

The Company had the following equity transactions during the years ended December 31, 2019 and 2018:

September 2019 Issuance of Common Stock and Warrants

On September 23, 2019, the Company entered into a warrant exercise agreement with the holders of Series B warrants issued in the June 2019 private placement. The holders agreed to early exercise 3,333,334 Series B warrants in the private placement in exchange for 69,167 shares of common stock and 3,264,167 common stock equivalents in the form of Series F prefunded warrants. The net proceeds from the early exercise of Series B warrants were approximately $6.9 million, after deducting placement agent fees and other transaction costs. As an incentive for the warrant holders to exercise their Series B warrant in full, the warrant holders were issued new five-year series E warrants to purchase up to 3,333,334 unregistered shares of the Company’s common stock, in aggregate, at an exercise price of $6.00 per share, through a private placement. In connection with the registered direct offering, the placement agent received warrants to purchase 233,334 shares of common stock at an exercise price of $6.00 per share.

June 2019 Issuance of Common Stock and Warrants

On June 18, 2019, the Company completed a private placement with certain healthcare focused institutional investors for the sale of 130,000 shares of common stock at a purchase price of $2.40 per share and series C pre-funded warrants to purchase 3,203,334 shares of common stock at a purchase price of $2.28 per share. The exercise price of each pre-funded warrant is $0.12 per share. The Company also issued series A warrants to purchase 3,333,334 shares of common stock at an exercise price of $2.64 per share and series B warrants to purchase 3,333,334 shares of common stock at an exercise price of $2.40 per share. Net proceeds from the private placement were $6.9 million after deducting placement agent fees and other transaction costs. In connection with the registered direct offering, the placement agent received warrants to purchase 233,334 shares of common stock at an exercise price of $3.00 per share.

November 2018 Issuance of Common Stock and Warrants

On November 28, 2018, the Company completed a registered direct offering with two healthcare focused institutional investors which included the sale of 5,584 shares of common stock at a purchase price of $150.00 per share and pre-funded warrants to purchase 61,084 shares of common stock at a purchase price of $148.80 per share. The exercise price of each pre-funded warrant is $1.20 per share. The Company also issued Series A warrants to purchase 66,667 shares of common stock at an initial exercise price of $180.00 per share. In connection with the registered direct offering, the placement agent received warrants to purchase 4,667 shares of common stock at an exercise price of

$187.50 per share. Net proceeds from the registered direct offering were $9.1 million, after deducting placement agent fees and other transaction costs.

As discussed in Note 10, in connection with the debenture financing completed on March 29, 2019, the exercise price of the Series A warrants was adjusted to $1.20 per share.

2018 At-the-Market Offering

During the period from October 9, 2018 through November 28, 2018, the Company issued an aggregate of 52,197 shares of common stock in an at-the-market public offering (“2018 ATM”) at an average price per share of $286.80. In connection with the ATM, the placement agent received warrants to purchase a total of 3,654 shares of common stock at exercise prices ranging from $151.80 per share to $897.06 per share. Net proceeds from the ATM were $13.4 million, after deducting placement agent fees and other transaction costs.

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

Pursuant to the terms of the April 2018 securities purchase agreement, on September 20, 2018, the purchasers exercised their right to exchange their shares of series D convertible preferred stock into the common stock and warrants included in the September 2018 public offering. As a result, an aggregate of 1,491 shares of series D convertible preferred stock was exchanged for the issuance of 237 shares of common stock and warrants to purchase 119 shares of common stock at an exercise price of $756.00 per share.

August 2018 Issuance of Common Stock and Warrants

On August 3, 2018, the Company completed a registered direct offering which included the sale of 60 shares of common stock at a purchase price of $10,080.00 per share and warrants to purchase 60 shares of common stock at an initial exercise price of $18,480.00 per share. In connection with the registered direct offering, the placement agent received warrants to purchase 5 shares of common stock at an exercise price of $12,600.00 per share. Net proceeds from the registered direct offering were $0.5 million, after deducting placement agent fees and other transaction costs.

July 2018 Issuance of Common Stock and Warrants

On July 12, 2018, the Company completed a registered direct offering which included the sale of 74 shares of common stock at a purchase price of $34,440.00 per share and warrants to purchase 74 shares of common stock at a purchase price of $2,100.00 per share. The initial exercise price of each warrant was $34,608.00 per share. In connection with the registered direct offering, the placement agent received warrants to purchase 6 shares of common stock at an exercise price of $45,679.20 per share. Net proceeds from the registered direct offering were $2.2 million, after deducting placement agent fees and other transaction costs.

June 2018 Issuances of Common Stock and Warrants

On June 21, 2018, the Company completed a registered direct offering which included the sale of 28 shares of common stock at a purchase price of $51,576.00 per share per share and warrants to purchase 28 shares of common stock at a purchase price of $2,100.00 per share. The initial exercise price of each warrant was $51,744.00 per share. In connection with the registered direct offering, the placement agent received warrants to purchase 2 shares of common stock at an exercise price of $67,032.00 per share. Net proceeds from the registered direct offering were $1.3 million, after deducting placement agent fees and other transaction costs. The Company used $0.5 million of the net proceeds of the offering to redeem 500 of the then currently 5,250 outstanding shares of its series D convertible preferred stock, which the Company agreed to as an inducement to obtain the required consent of the holder of series D convertible preferred stock for the Company to complete the offering.

On June 9, 2018, the Company completed a registered direct offering which included the sale of 23 shares of common stock at a purchase price of $65,856.00 per share per share and warrants to purchase 17 shares of common stock at a purchase price of $2,100.00 per share. The initial exercise price of each warrant was $66,024.00 per share. In connection with the registered direct offering, the placement agent received warrants to purchase 2 shares of common stock at an exercise price of $84,168.00 per share. Net proceeds from the registered direct offering were $1.2 million, after deducting placement agent fees and other transaction costs.

April 2018 Issuance of Convertible Preferred Stock and Warrants

On April 3, 2018 the Company completed a registered direct offering which included the sale of 6,000 shares of series D convertible preferred stock, par value $0.01 per share (“Series D Preferred Stock”), at a purchase price of $1,000 per share and warrants to purchase 139 shares of common stock at an initial exercise price of $189,000.00 per share. Net proceeds from the registered direct offering were $5.1 million, after deducting placement agent fees and other transaction costs. In April 2019, the remaining warrants to purchase 137 shares of common stock, net of the warrants exercised in May 2018 as discussed in Note 13, expired in accordance with their terms.

Conversions of Stock

On February 1, 2019, pursuant to an exchange agreement with Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”) 9,993 shares of the Company’s common stock were exchanged for an aggregate of 1,192,000 shares of series E convertible preferred stock, par value $0.01 per share (“Series E Preferred Stock”) in a noncash transaction. Each share of Series E Preferred Stock was convertible into one share of common stock at Sabby’s election pre-effect of the reverse stock split that occurred during November 2019. In April 2019, all shares of Series E Preferred Stock were converted into an equal number of shares of common stock. The November 2019 reverse stock split had no effect on this transaction.

During the years ended December 31, 2019 and 2018, 156 shares and 5,896 shares, respectively of Series B Preferred Stock were converted into 1,040 shares and 3,970 shares, respectively, of common stock. At December 31, 2019, the remaining 3 shares of Series B Preferred stock are convertible into 1,250 shares of common stock.

In addition to the shares of Series D Preferred Stock redeemed in connection with the registered direct offering completed on June 21, 2018, all of the remaining 5,500 shares of the Series D Preferred Stock were converted into 903 shares of common stock during the year ended December 31, 2018.

At December 31, 2019, the remaining 95,388 shares of Series C Convertible Preferred Stock, par value $0.01 per share, are convertible into 38 shares of common stock. The Series C Preferred Stock has no voting rights. In the event of any voluntary or involuntary liquidation of the Company, the Series C Preferred Stock holders shall be paid after other series of preferred stock, but take preferential treatment over common shareholders. The series C convertible preferred stock has a liquidation preference of $274.88 per share, or $692,691.05 per underlying share of common stock, or approximately $26.2 million in the aggregate. Holders of the series C convertible preferred stock have the right to convert their shares into shares of common stock instead of receiving the liquidation preference. In general, the series C convertible preferred stock is entitled to receive dividends (on an as-if-converted-to-common stock basis) actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. No other dividends will be paid on shares of series C convertible preferred stock.

(13)Warrants

The Company’s grants of warrants to purchase common stock are primarily in connection with equity financings. See Note 12 for additional information about equity financings and the related issuance of warrants. Warrant activity was as follows:

	Shares
Balance December 31, 2017	57
Issued	136,916	(1)
Exercised	(9,432)	(2), (3)
Cancelled	(1)
Balance December 31, 2018	127,540
Issued	16,934,170	(1)
Exercised	(3,451,642)	(2)
Cancelled	(139)
Balance December 31, 2019	13,609,929

(1)

Warrants issued in 2019 and 2018 include 6,467,501 and 61,084, respectively, of pre-funded warrants sold in connection with private placements completed on June 18, 2019 and September 23, 2019 (“June 2019 Pre-funded Warrants” and “September 2019 Pre-funded Warrants”) and November 28, 2018 (“November 2018 Pre-funded Warrants”), respectively. The pre-funded warrants do not expire. In addition, in June 2019 institutional investors purchased 3,333,333 Series A warrants, 3,333,334 Series B warrants, and in September 2019 the institutional investors purchased 3,333,334 Series E warrants. As part of both the June 2019 and September 2019 purchases there were 466,668 of placement agent warrants issued. For further details of the June and September 2019 transactions, see Note 12 equity above. In addition to the November 2018 Pre-funded warrants, the investors acquired 66,667 2018 Series A warrants and there were 4,667 placement agent warrants. Throughout 2018, the Company sold 4,498 warrants to institutional investors.

(2)

Warrants exercised in 2019 and 2018 include 51,667 and 9,417, respectively, of the November 2018 Pre-funded Warrants at their exercise price of $1.20 per share. Warrants exercised in 2019 also include 66,666 of the Series A warrants issued in November 2018 (“November 2018 Series A Warrants”) at their exercise price of $1.20 per share, as adjusted. Warrants exercised in 2019 also include 3,333,334 of Series B warrants issued in June 2019. During August 2018, institutional investors exercised 8 warrants that were issued during August of 2017.

(3)

On May 24, 2018, an institutional investor agreed to exercise an aggregate of 7 warrants to purchase common stock in exchange for a reduction in the warrant exercise price to $97,650.00 per share. The warrant exercise was accounted for as a warrant inducement and the related fair value adjustment to the exercised warrants of $0.1 million was recorded as Warrant expense in the Consolidated Statements of Operations for the year ended December 31, 2018. The value attributable to the exercise price reductions was estimated using the Black Scholes option pricing model using risk-free interest rates ranging from 2.28% to 2.65%; expected lives ranging from less than one year to 3.7 years; expected dividends of zero and expected volatility ranging from 120.44% to 142.78%.

Warrant Liability

The Company had liability warrants related to the June 2019 and September 2019 transactions, due to the variable price feature that was in effect until the reverse stock split occurred on November 12, 2019. The Company analyzed the variable price features and established a warrant liability of $16.0 million and $24.6 million related to the June 2019 transaction and September 2019 transaction, respectively. As the initial fair value of both offering exceeded the cash received the company recorded $8.3 million and $17.2 million as warrant expense for the June 2019 transaction and September 2019 transaction, respectively. The initial fair value and changes to fair value through September 30, 2019 were determined using a Monte Carlo simulation model. The Company re-evaluated the warrants subsequent to reverse stock split and determined that the price becoming fixed, the warrants should be reclassified from liability to equity. In addition, as the price was fixed the Company determined the Monte Carlo simulation model was no longer the appropriate model; therefore the Company used a Black Scholes calculation to determine the fair value of these warrants at November 12, 2019. This resulted in the Company reclassifying $64.0 million of warrant liability to equity. The Company also recognized an additional $23.4 million of warrant expense for the changes in fair value of the liability warrants through November 12, 2019.

Warrant Assumptions

The following table provides the assumptions used to calculate initial fair value using a Monte Carlo simulation model:

	Strike Price	Volatility	Remaining Life
Series A	$2.64	164.1%	5.22
Series B	$2.40	164.1%	1.22
Series E	$6.00	93.2%	5.11
Series F	$0.12	93.2%	5.11

The following table provides the assumptions used at November 12, 2019, using a Black-Scholes model:

	Warrants Outstanding	Strike Price	Volatility	Remaining Life	Risk Free Rate
Series A	3,333,333	$2.64	93.5%	5.1	1.73%
Placement Agent - June	233,334	$3.00	93.5%	4.7	1.73%
Series E	3,333,334	$6.00	93.5%	5.1	1.73%
Series F	3,264,167	$0.12	93.5%	5.1	1.73%
Placement Agent - September	233,334	$6.00	93.5%	4.9	1.73%

(14)Revenue Disaggregation and Operating Segments

The following table presents the Company’s revenue disaggregated by product and geography:

	Year Ended December 31, 2019
	U.S.	OUS *	Total Revenues
LAP-BAND product	$13,309	$1,780	$15,089
ReShape vBloc product	—	—	—
Total	$13,309	$1,780	$15,089

	Year Ended December 31, 2018
	U.S.	OUS *	Total Revenues
LAP-BAND product	$447	$3	$450
ReShape vBloc product	157	—	157
Total	$604	$3	$607

•

The next largest individual country outside the U.S. for the year ended December 31, 2019 was Australia, which was 7.7% of total revenues in 2019. Sales to Apollo for Europe were included in the U.S. sales column through quarter ended September 30, 2019. For quarter ended December 31, 2019, the Company recognized sales in Europe directly through their own distributors and sales channels and were included with OUS sales. All revenues outside the United States for the year ended December 31, 2018 were in Canada.

Lap-Band product sales for the year ended December 31, 2018 are for the period from the date of acquisition of the product line assets of December 17, 2018 through December 31, 2018. As a result of the acquisition of the Lap-Band product line, the Company has no longer been actively marketing its ReShape vBloc product. The Company’s standard payment terms for its customers are generally 30 to 60 days after shipment.

Variable Consideration

The Company records revenue from customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of the goods. Customers and distributors of the Lap-Band product generally have the right to return or exchange products purchased for up to thirty days from the date of product shipment contingent upon a 10% restocking fee. Any such return or exchange of Lap-Band products will be recorded as a reduction of revenue in the period incurred until sufficient historical information is available to enable management to estimate a returns reserve.

Certain Lap-Band customers may receive volume rebates or discounts. Discounts are treated as a reduction in sales price and therefore corresponding revenue at the point of sale. Any volume rebates offered would be estimated and reserved as a reduction in revenue.

Warranty

The Company generally provides warranties against defects in materials and workmanship, and provides replacements at no charge to the customer, as long as the customer has notified the Company within 30 days of delivery and returns such products in accordance with the Company’s instructions. As they are considered assurance-type warranties, the Company does not account for them as separate performance obligations. Warranty reserve requirements are based on a specific assessment of the products sold with warranties where a customer asserts a claim for warranty or a product defect.

For the vBloc product line, the Company has a 5 year warranty on all implantable parts. vBloc sales began in 2015 and ended in 2018, so this warranty will go through 2023.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.

Practical Expedients

The Company has elected the practical expedient not to determine whether contracts with customers contain significant financing components.

Operating Segments

The Company’s operating segments consist of the Lap-Band segment and the ReShape Vest segment. These two operating segments are reported based on the financial information provided to the Chief Operating Decision Maker (the Chief Executive Officer, or “CODM”). The Company’s CODM evaluates segment performance based on gross profit. The Company’s CODM does not use operating segment assets information to allocate resources or to assess performance of the operating segments and thus total segment assets have not been disclosed

The Company acquired the established Lap-Band product line in December 2018, and the Lap-Band product line accounted for all of the Company’s revenues and gross profit for the year ended December 31, 2019. There were no revenues or gross profit recorded for the ReShape Vest operating segment in 2019 or 2018 because the ReShape Vest is still in the development stage.

The Company’s CODM does not evaluate performance related to ReShape vBloc, as revenues and gross profit for the year ended December 31, 2018 were insignificant, and there have been no revenues or gross profit associated with the ReShape vBloc product since September 30, 2018. In addition, the Company is no longer actively marketing the ReShape vBloc product.

(15)Stock-based Compensation

The ReShape Lifesciences Inc. Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”) provides for the grant of stock options or other stock-based awards to employees, officers, non-employee directors and outside consultants of the Company. In 2018, the Company’s stockholders approved an amendment to the Plan that increased the number of shares authorized for issuance by 26 shares. The Plan amendment in 2018 also added an automatic share increase provision that provides for an annual increase on January 1 of each year beginning in 2019 such that the number of shares of common stock authorized for issuance under the Plan is equal to 15% of the total shares of common stock outstanding, on an as converted basis, as of the last day of the immediately preceding fiscal year. The increased number of shares available for issuance under the Plan is subject to adjustment in accordance with certain provisions of the Plan. As of January 1, 2020, the number of shares authorized for issuance increased from 30,200 to 2,100,443 and there were 2,100,397 shares of common stock available for issuance under the Plan.

The Plan is administered by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Options granted under the Plan expire no later than ten years from the date of grant. The exercise price of each option may not be less than 100% of the fair market value of the common stock at the date of grant, except if an incentive stock option is granted to a Plan participant possessing more than 10% of the Company’s common stock, as defined by the Plan, the exercise price may not be less than 110% of the fair value of the common stock at the date of grant. Employee stock options generally vest over four years.

In addition to the stock options granted pursuant to the Plan, the Company from time to time grants options to individuals as an inducement to accepting positions as employees (Inducement Grants). These Inducement Grants are made at the discretion of the board of directors and are issued outside of the Plan. Each of the Inducement Grants vests over a period of up to four years from the date of the officer’s employment agreement.

Stock option activity for the Plan is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	Per Share	Life (years)
Outstanding at December 31, 2017	12	$6,448,015.13
Shares reserved	—	—
Options granted	16	164,566.19
Options exercised	—	—
Options cancelled	—	—
Outstanding at December 31, 2018	28	2,957,210.16
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Outstanding at December 31, 2019	28	2,957,210.16	7.6
Exercisable at December 31, 2019	17	4,579,286.97	7.6
Vested and expected to vest at December 31, 2019	28	2,957,210.16	7.9

As of December 31, 2019, stock options under the Plan that were outstanding, exercisable and vested and expected to vest under had no intrinsic value.

Stock option activity for Inducement Grants is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	Per Share	Life (years)
Outstanding at December 31, 2017	8	$651,710.83
Options granted	10	113,808.24
Options exercised	—	—
Options cancelled	—	—
Outstanding at December 31, 2018	18	352,876.06
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Outstanding at December 31, 2019	18	352,876.06	8.1
Exercisable at December 31, 2019	18	352,876.06	8.1
Vested and expected to vest at December 31, 2019	18	352,876.06	8.1

As of December 31, 2019, Inducement Grants outstanding, exercisable and vested and expected to vest had no intrinsic value.

The weighted-average assumptions used in the Black‑Scholes option pricing model to estimate the grant date fair value of stock options granted during the year ended December 31, 2018 were as follows:

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

There were no stock options granted during the year ended December 31, 2019. The total estimated grant date fair value of stock options granted during the year ended December 31, 2018 was $3.5 million. Compensation cost for stock options granted to employees is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis.

Compensation expense related to stock options was recognized as follows:

	Year Ended
	December 31,
	2019	2018
Selling and marketing	$151	$269
General and administrative	2,115	2,655
Research and development	45	174
Total	$2,311	$3,098

As of December 31, 2019, there was approximately $2.0 million of total unrecognized compensation related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 2.2 years.

(16)Income Taxes

Income tax expense (benefit) consists of the following:

	Year ended December 31,
	2019	2018
Deferred:
Federal	$(276)	$(3,586)
State	(867)	138
Deferred income tax benefit	(1,143)	(3,448)
Current:
Federal	—	—
State	18	1
Foreign	232	—
Total income tax benefit, net	$(893)	$(3,447)

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year ended December 31,
	2019	2018
Income tax benefit at U.S. federal statutory rate	21.0%	21.0%
State income tax benefit, net of federal benefit	3.9%	—%
Other permanent differences	(14.9)%	(0.4)%
Goodwill impairment	—%	(7.6)%
Research and development credit	(0.2)%	0.9%
Change in state tax rate	—%	(1.1)%
Foreign rate differential	(0.1)%	—%
Other adjustments	0.3%	—%
Change in valuation allowance	(8.8)%	(3.9)%
Effective income tax rate	1.2%	8.9%

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Start-up costs	$1,208	$1,239
Capitalized research and development costs	612	728
Reserves and accruals	8,180	7,465
Property and equipment	55	—
Research and development credit	1,194	1,334
Lease liability	118	—
State and local taxes	4	—
Net operating loss carryforwards	27,860	22,721
Total gross deferred tax assets	39,231	33,487
Valuation allowance	(36,349)	(29,904)
Deferred tax assets, net of valuation allowance	2,882	3,583
Intangible assets	(3,396)	(5,385)
Operating lease right-of-use assets	(188)	—
Property and equipment	—	(42)
Total gross deferred tax liabilities	(3,584)	(5,427)
Net deferred tax liability	$(702)	$(1,844)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical losses, projections of losses in future periods and potential limitations pursuant to changes in ownership under Internal Revenue Code (“IRC”) Section 382, the Company provided a valuation allowance at both December 31, 2019 and 2018. The remaining net deferred tax liability at both December 31, 2019 and 2018 is the result of the deferred tax liability associated with the indefinite-lived intangible asset, which was $3.5 million and $5.1 million, respectively; less the deferred tax asset associated with U.S. federal net operating loss carryforwards that do not expire of $2.4 million and $3.3 million, respectively, and state net operating loss carryforwards that do not expire of $0.4 million for 2019.

As of December 31, 2019 and 2018, the Company had U.S. federal net operating loss carryforwards of $68.0 million and $47.5 million, respectively. Of the total U.S. federal net operating loss carryforwards at December 31, 2019, $1.2 million will be limited as a result of Section 382 as described below and will expire unused. Losses generated in 2019 and 2018 will carryover indefinitely. The Company had state net operating loss carryforwards at December 31, 2019 and $0.2 million at December 31, 2018, respectively and had foreign net operating loss carryforwards of $220.9 million and $198.3 million at December 31, 2019 and 2018, respectively. Net operating loss carryforwards of the Company are subject to review and possible adjustment by the taxing authorities. With certain exceptions (e.g. the net operating loss carryforwards), the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years prior to 2016. There are no tax examinations currently in progress.

The Company’s ability to utilize its net operating loss carryforwards, tax credits, and built-in items of deduction, including capitalized start-up costs and research and development costs, has been, and may continue to be substantially limited due to ownership changes. These ownership changes limit the amount of net operating loss carryforwards, credits and built-in items of deduction that can be utilized annually to offset future taxable income. In general, an ownership change, as defined in IRC Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups. In 2018, the Company completed an IRC Section 382 review and determined that ownership changes had occurred, which resulted in the determination that $0.3 million of U.S. federal net operating loss carryforwards and $3.5 million of U.S. federal research and development credit will expire unused as a result of ownership changes and the resulting Section 382 limitations. Further, an aggregate of $40.8 million of other future tax deductible amounts have been reduced. Both the deferred tax assets and the deferred tax valuation allowance were reduced by $67.2 million for the tax effect of these lost benefits, with no net effect on results of operations for the year ended December 31, 2018. Due to the valuation allowance against deferred tax assets at December 31, 2019, the net effect of any further limitation will have no impact on results of operations.

(17)Commitments and Contingencies

Employee Arrangements and Other Compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $1.7 million at December 31, 2019. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of December 31, 2019 and 2018, approximately $0.6 million and $0.3 million was accrued for performance bonuses, which is included in accrued liabilities in the consolidated balance sheets.

Purchase Commitments

The Company generally purchases its products and accessories from a limited group of third-party suppliers through purchase orders. The Company had $0.8 million of purchase commitments as of December 31, 2019, for which the Company has not received the goods or services and which are expected to be purchased primarily within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary inventory to meet anticipated near term demand. Although open purchase orders are considered enforceable and legally binding, the Company may be able to cancel, reschedule, or adjust requirements prior to supplier fulfillment.

Litigation

Fulfillium. On April 20, 2017, Fulfillium, Inc. filed a complaint against ReShape Medical, Inc. (which the Company acquired in October 2017 and which is now a wholly owned subsidiary of the Company) in the U.S. District Court for the District of Delaware, which alleged misappropriation of trade secrets and infringement of two U.S. Patents (“Fulfillium I”). On July 28, 2017, ReShape Medical moved to dismiss both the trade secret claim and certain aspects of the patent infringement claim, and to transfer the litigation to the U.S. District Court for the Central District of California. On October 16, 2017, the Court granted ReShape Medical’s motion to dismiss the trade secret and willful infringement claims, and ordered the case transferred to the U.S. District Court for the Central District of California. Fulfillium twice amended its complaint, narrowing its original trade secret claim and adding further patent infringement claims and additional parties. On June 4, 2018, ReShape Medical filed a motion to dismiss the patent infringement claims for lack of standing, which the Court granted on July 5, 2018. On August 10, 2018, the Court dismissed without prejudice the trade secret claim for lack of subject matter jurisdiction and terminated the case. Fulfillium appealed these dismissals and ReShape Medical appealed the grant and denial of certain attorney fee awards. On July 20, 2018, Fulfillium filed a new complaint against ReShape Lifesciences Inc. (and its wholly owned subsidiary ReShape Medical LLC) in the U.S. District Court for the Central District of California (“Fulfillium II”) reasserting the patent infringement claims asserted in Fulfillium I. On August 15, 2018, Fulfillium amended its complaint in Fulfillium II to reassert the trade secret misappropriation claim asserted in Fulfillium I against ReShape Medical LLC and others. On September 7, 2018, Fulfillium filed a complaint in California state court alleging the same trade secret misappropriation claim asserted in both Fulfillium I and Fulfillium II. On November 7, 2018, the Court dismissed the non-Company parties from Fulfillium II. On April 20, 2018, ReShape Medical filed Inter Partes Review (“IPR”) petitions with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (the “PTAB”) to have all claims of both of the originally asserted Fulfillium patents canceled as unpatentable over various combinations of prior art. On November 6, 2018, the PTAB denied those petitions. The parties held a mediation on April 9, 2019, but were unable to resolve the matter. On September 6, 2019, the Company entered into a confidential settlement agreement (the “Settlement Agreement”) with Fulfillium pursuant to which Fulfillium agreed to dismiss with prejudice the previously-disclosed lawsuits filed by Fulfillium against the Company in exchange for $1.5 million in cash, $0.5 million of which was paid following the settlement and the remaining $1.0 million of which will be payable in four quarterly installments beginning in January 2020. The Company has recorded a contingent loss relating to the settlement of $1.5 million in its consolidated financial statements for the period ended December 31, 2019.

Alpha and Iroquois. On July 12, 2018, Alpha Capital Anstalt (“Alpha”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York. In August 2017, Alpha acquired shares of the Company’s series B convertible preferred stock and warrants to purchase shares of the Company’s common stock in an underwritten public offering. Pursuant to the terms of the series B convertible preferred stock and warrants, the conversion price of the series B convertible preferred stock and exercise price of the warrants was subject to adjustment in the case of, among other things, dilutive issuances of securities by the Company. The complaint alleged breach of contract, claiming that the Company should have adjusted the conversion price of the series B convertible preferred stock and exercise price of the warrants to not less than $50,400.00 per share, rather than the $189,000.00 per share to which the Company actually adjusted such conversion price and exercise price, in connection with its registered direct offering of series D convertible preferred stock and warrants to purchase common stock that it completed and announced in April 2018. On July 26, 2018, Iroquois Capital Investment Group, LLC and Iroquois Master Fund, Ltd. (“Iroquois”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York, with substantially the same claims and seeking substantially the same relief as Alpha’s complaint described above, except that Iroquois claimed that the conversion price of the series D convertible preferred stock and exercise price of the warrants should have been adjusted to $22,680.00 per share. Following a mediation held on June 20, 2019, the parties each entered into a mutually agreeable settlement agreement resolving the issues raised in the complaints filed by each Alpha and Iroquois. Pursuant to the settlement agreements, each lawsuit has been dismissed with prejudice.

The Company is not currently a party to any material litigation and the Company is not aware of any pending or threatened litigation against it that could have a material adverse effect on the Company’s business, operating results or financial condition. The medical device industry in which the Company operates is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, the Company may be involved in various legal proceedings from time to time.

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

(18)Subsequent Events

Change of Control Plan

On February 28, 2020, the Board of Directors (the “Board”) of the Company approved and adopted the Company’s Change in Control Plan (the “Plan”), which provides for certain benefits and payments to members of the Board and certain members of our senior management team in the event of a Change in Control. Capitalized terms and phrases used but not defined herein will have the respective meanings given to them in the Plan.

The Plan was adopted to ensure that the Company will have the continued dedication of members of the Board and certain members of our senior management team, to diminish the distraction of such individuals that may occur as a result of a Change in Control, and to provide such individuals with compensation upon a Change in Control that is competitive with that of other similarly situated companies.

In the event of a Change in Control, a participant is entitled to receive a grant of shares of the Company’s common stock immediately prior to the effective time of the Change in Control such that the total number of shares of common stock owned by the participant would equal the participant’s target percentage if such participant’s then current ownership percentage is less than their target percentage, which is calculated assuming the conversion of any outstanding shares of preferred stock and the exercise of any outstanding warrants, stock options and other equity-based awards.

The target percentage for participants are as follows:

Participant	Position	Target %
Barton Bandy	President and CEO and Director	4.00%
Thomas Stankovich	Chief Financial Officer	1.25%
Other senior management team members as a group	Various senior management team	2.50%
Total senior management team		7.75%
Dan Gladney	Chairman of the Board	2.00%
Gary Blackford	Director	1.00%
Lori McDougal	Director	1.00%
Arda Minocherhomjee	Director	1.00%
Total Board		5.00%
Total senior management team and Board		12.75%

Participation in the Plan is contingent upon the participant entering into a Participation Agreement. In order to receive the benefits under this Plan, a participant must additionally sing a release of claims against the Company.

The Plan has a duration of ten years from the effective date, unless (a) the Plan is extended by the Board, (b) a Change in Control occurs while the Plan is in effect, or (c) the Board terminates the Plan in accordance therewith.

Financing

On March 25, 2020, the Company executed a credit agreement up to $3.5 million, with an institutional investor (the “Lender”), who holds warrants in connection with the June and September 2019 transactions. On the day of closing, the Company received $2.5 million and the additional $1.0 million may be drawn from time to time 30 days after the closing date but prior to five months after the closing date, in $500 thousand increments per draw. The credit facility matures six months after the closing date and bears interest at LIBOR plus 2.5%. In conjunction with this credit agreement, the Lender exercised its warrants to purchase an aggregate of 5,085,834 shares of common stock with a current exercise price of $0.12 per warrant on April 15, 2020. In addition, the Company will issue to the Lender 1,200,000 Series G warrants to purchase an aggregate of 1,200,000 shares of common stock. The Series G warrants have an exercise price per share of common stock as the lessor of $3.70 or the average of the two lowest volume weighted average prices (“VWAPs”) for the common stock ten trading days prior to the date of exercise.

On March 31, 2020, the Company and the Lender amended the Series G warrant agreement to set the exercise price at $3.70 per share of common stock.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.  The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. On April 16, 2020, the Company implemented various short-term cost reductions and cash flow improvement actions, such as reducing the compensation for executives, management and key employees and decreasing operating expenses where possible. In addition, the Company also identified temporary headcount reductions and made the decision to furlough a portion of its workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

CARES Act

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property.

On April 24, 2020, the Company entered into a loan agreement (“PPP Loan”) with Silicon Valley Bank (“SVB”) under the Paycheck Protection Program (the “PPP”), which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company in good faith, has certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under this program, the Company received proceeds of $1.0 million, from the PPP Loan. In accordance with the requirements of the PPP, the Company intends to use proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The PPP Loan has a 1.00% interest rate per annum, matures on April 24, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act, which the Company continues to evaluate.

The Company continues to examine the impact that the CARES Act may have on our business. Currently the Company is unable to determine the impact that the CARES Act will have on our financial condition, results of operation or liquidity.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 22, 2019, the Audit Committee of the Board of Directors of the Company appointed BDO USA, LLP (“BDO”) as the Company’s independent registered public accounting firm. There have been no disagreements with BDO subsequent to October 22, 2019.

On September 4, 2019, the Company dismissed Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered public accounting firm. Deloitte has served as the Company’s independent registered public accounting firm since 2006. For the year ended December 31, 2019 and subsequent interim periods through September 4, 2019 there were no disagreements.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019.

Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of December 31, 2019 that the Company’s disclosure controls and procedures are designed at a reasonable assurance level and are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control–Integrated Framework (2013) issued by the Committee of sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III.

Certain information required by Part III is omitted from this report, and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A (the Proxy Statement) in connection with our 2019 Annual Meeting of Stockholders.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors and executive officers is hereby incorporated by reference to the sections of our Proxy Statement under the headings “Nominees,” “Executive Officers,” “Delinquent Section 16(a) Reports” and “Board Meetings and Committees—Audit Committee.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plans

The following table sets forth information as of December 31, 2019 with respect to our equity compensation plans:

Number of Securities
	Number of		Weighted-	Remaining Available
	Securities to be		Average	for Future Issuance
	Issued Upon		Exercise Price	Under Equity
	Exercise of		of Outstanding	Compensation Plans
	Outstanding		Options,	(Excluding Securities
	Options, Warrants		Warrants and	Reflected in Second
Plan Category	and Rights		Rights	Column)
Equity compensation plans approved by security holders	2,530,755	(1)	$8.68	—	(2)
Equity compensation plans not approved by security holders	1,299,692	(3)	3.75	—
Total	3,830,447		$7.01	—

(1)Consists of options awarded under the Second Amended and Restated 2003 Stock Incentive Plan, which was amended (the “Plan), as amended.

(2)Represents the maximum number of shares of common stock available to be awarded under the Plan as of December 31, 2019. Pursuant to an automatic share increase provision in the Plan that provides for an annual increase on the first day of each year beginning in 2019 such that the number of shares of common stock available under the Plan equals 15% of the total shares of common stock outstanding as of the last day of the immediately preceding fiscal year, an additional 2,070,271 shares of common stock became available for issuance under the Plan on January 1, 2020.

(3)Consists of the inducement grants awarded to newly hired executives and other employees, see Note 12 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

ITEM 14. PRINCIPAL ACCOUNTing FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the section of our Proxy Statement entitled “Principal Accountant Fees and Services” and “Administration of Engagement of Independent Auditor.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Consolidated Financial Statements. See “Index to Consolidated Financial Statements” in Part II, Item 8 herein.
2.	Financial Statement Schedules. Other schedules are not applicable and have not been included herein.
3.	Exhibits

ITEM 16. FORM 10-K SUMMARY

Not applicable

EXHIBIT INDEX

Exhibit Number	Description of Document
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

3.10

Certificate of Amendment to Sixth Amended and Restated Certificate of Incorporation of the Company, dated November 8, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2019).

4.1*	Description of Registrant’s Securities
4.2

Form of Secured Subordinated Original Issue Discount Convertible Debenture due June 28, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2019.

4.3

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

Exhibit Number	Description of Document
4.5

Form of Placement Agent’s Common Stock Purchase Warrant issued November 28, 2018 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2018).

4.6

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

4.8

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

4.10

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

4.12

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

4.14

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

4.16

Form of Common Stock Purchase Warrant issued April 3, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2018).

4.17	Form of Warrant, dated August 16, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2017).
4.18

Form of Series C Warrant, dated as of July 8, 2015, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 7, 2015 (File No. 1-33818)).

4.19	Form of Warrant. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 5, 2015 (File No. 1-33818)).
4.20

Form of Warrant to purchase shares of Common Stock. (Incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on January 11, 2017 (File No. 333-213704)).

Exhibit Number	Description of Document
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

10.15†	Management Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2008 (File No. 1-33818)).

Exhibit Number	Description of Document
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

10.20†

Retention bonus agreement, dated April 12, 2019, by and between ReShape Lifesciences Inc. and Scott P. Youngstrom (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2019).

10.21

Form of Securities Purchase Agreement, dated June 13, 2019, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2019).

10.22

Form of Series A Warrant issued June 18, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2019).

10.23

Form of Series B Warrant issued June 18, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2019).

10.24

Form of Series C Pre-Funded Warrant issued June 18, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2019).

10.25

Form of Registration Rights Agreement, dated June 18, 2019 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2019).

10.26

Form of Warrant Exercise Agreement dated September 23, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2019).

10.27	Form of Series E Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K files with the Securities and Exchange Commission on September 30, 2019).
10.28	Form of Series F Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2019).
10.29

Form of Amended and Restated Registration Rights agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2019.

10.30†

ReShape Lifesciences Inc. Change in Control Plan, dated as of February 28, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2020).

10.31*	Credit Agreement, dated March 25, 2020, by and between the Company and Armistice Capital Master Fund Ltd.
10.32*	Guarantee and Collateral Agreement, dated March 25, 2020, by and between the Company, ReShape Medical LLC and Armistice Capital Master Fund Ltd.

Exhibit Number	Description of Document
10.33*	Registration Rights Agreement, dated March 25, 2020, by and between the Company and Armistice Capital Master Fund Ltd.
10.34*	Series G Common Stock Purchase Warrant, dated March 25, 2020, issued by the Company to Armistice Capital Master Fund Ltd.
14.1	Code of Conduct and Ethics of the Company. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).
21.1	Subsidiaries of ReShape Lifesciences Inc.
23.1*	Consent of BDO USA LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page to this Form 10-K).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2019, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*     Filed herewith.

†     Indicates management contract or compensation plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESHAPE LIFESCIENCES INC.

By:	/S/ BARTON P. BANDY
Barton P. Bandy
President and Chief Executive Officer

Dated:  April 30, 2020

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barton P. Bandy and Thomas Stankovich, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BARTON P. BANDY	President, and Chief Executive Officer (principal executive officer)	April 30, 2020
Barton P. Bandy

/S/ Thomas Stankovich	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	April 30, 2020
Thomas Stankovich

/S/ DAN W. GLADNEY	Chairman of the Board	April 30, 2020
Dan W. Gladney

/S/ GARY D. BLACKFORD	Director	April 30, 2020
Gary D. Blackford

/S/ LORI C. MCDOUGAL	Director	April 30, 2020
Lori McDougal

/S/ ARDA MINOCHERHOMJEE	Director	April 30, 2020
Arda Minocherhomjee