Form 10-Q
period 2020-03-31
ReShape Lifesciences Inc.
filed 2020-05-14
CIK 1371217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 12, 2020, 5,477,573 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share amounts; unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$2,117	$2,935
Restricted cash	50	50
Accounts and other receivables (net of allowance for bad debts of $858 at March 31, 2020 and $709 at December 31, 2019)	3,099	4,096
Finished goods inventory	1,257	1,317
Prepaid expenses and other current assets (Note 3)	1,985	1,711
Total current assets	8,508	10,109
Property and equipment, net	12	16
Operating lease right-of-use assets (Note 6)	686	758
Other intangible assets, net	28,257	28,674
Other assets	95	99
Total assets	$37,558	$39,656
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,750	$4,263
Accrued and other liabilities (Note 3)	3,499	3,821
Warranty liability, current	171	105
Debt, current portion, net of deferred financing costs	3,046	1,909
Operating lease liabilities, current (Note 6)	297	291
Total current liabilities	10,763	10,389
Debt, noncurrent portion	2,763	2,728
Operating lease liabilities, noncurrent (Note 6)	402	477
Warranty liability, noncurrent	1,360	1,253
Deferred income taxes	702	702
Total liabilities	15,990	15,549
Commitments, contingencies and subsequent events (Note 12 and Note 13)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized:
Series B convertible preferred stock, $0.01 par value; 3 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Series C convertible preferred stock, $0.01 par value; 95,388 shares issued and outstanding at March 31, 2020 and December 31, 2019	1	1
Common stock, $0.001 par value; 275,000,000 shares authorized at March 31, 2020 and December 31, 2019; 391,739 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	519,131	517,311
Accumulated deficit	(497,508)	(493,197)
Accumulated other comprehensive loss	(56)	(8)
Total stockholders’ equity	21,568	24,107
Total liabilities and stockholders’ equity	$37,558	$39,656

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Operations

(dollars in thousands, except per share amounts; unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$2,789	$3,074
Cost of revenue	1,285	843
Gross profit	1,504	2,231
Operating expenses:
Sales and marketing	1,454	1,117
General and administrative	2,836	4,304
Research and development	1,295	1,056
Total operating expenses	5,585	6,477
Operating loss	(4,081)	(4,246)
Other expense (income), net:
Interest expense, net	104	103
Warrant expense	—	130
Loss on foreign currency exchange	144	—
Other, net	—	(3)
Loss before income tax provision	(4,329)	(4,476)
Income tax benefit	18	—
Net loss attributable to common shareholders	$(4,311)	$(4,476)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(0.63)	$(65.16)
Shares used to compute basic and diluted net loss per share	6,859,240	68,688

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Comprehensive Loss

(dollars in thousands; unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(4,311)	$(4,476)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(48)	—
Other comprehensive loss, net of tax	(48)	—
Comprehensive loss	$(4,359)	$(4,476)

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity

(dollars in thousands; unaudited)

	Three Months Ended March 31, 2020
	Series B Convertible		Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance December 31, 2019	3	$—	95,388	$1	391,739	$—	$517,311	$(493,197)	$(8)	$24,107
Net loss	—	—	—	—	—	—	—	(4,311)	—	(4,311)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(48)	(48)
Stock-based compensation expense	—	—	—	—	—	—	427	—	—	427
Issuance of warrants	—	—	—	—	—	—	1,393	—	—	1,393
Balance March 31, 2020	3	$—	95,388	$1	391,739	$—	$519,131	$(497,508)	$(56)	$21,568

	Three Months Ended March 31, 2019
	Series B Convertible		Series C Convertible		Series E Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2018	159	$—	95,388	$1	—	$—	73,092	$—	$450,652	$(418,990)	$31,663
Net loss	—	—	—	—	—	—	—	—	—	(4,476)	(4,476)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,256	—	1,256
Warrant expense	—	—	—	—	—	—	—	—	130	—	130
Conversion of common stock into convertible preferred stock	—	—	—	—	1,192,000	12	(9,933)	—	(12)	—	—
Conversion of convertible preferred stock into common stock	(156)	—	—	—	—	—	1,040	—	—	—	—
Balance March 31, 2019	3	$—	95,388	$1	1,192,000	$12	64,199	$—	$452,026	$(423,466)	$28,573

See accompanying Notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands; unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,311)	$(4,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4	17
Amortization of intangible assets	417	416
Noncash interest expense	58	104
Stock-based compensation	427	1,256
Bad debt expense	149	109
Warrant expense	—	130
Amortization of deferred debt issuance costs	47	—
Other noncash items	18	4
Change in operating assets and liabilities:
Accounts and other receivables	848	(3,111)
Finished goods inventory	60	(40)
Prepaid expenses and other current assets	(274)	(1,191)
Accounts payable and accrued liabilities	(865)	1,083
Warranty liability	173	—
Other	4	—
Net cash used in operating activities	(3,245)	(5,699)
Cash flows from investing activities:	—	—
Cash flows from financing activities:
Proceeds from issuance of subordinated convertible debentures	—	2,000
Proceeds from credit agreement, net of issuance costs	2,500	—
Payments of financing costs	(25)	(21)
Net cash provided by financing activities	2,475	1,979
Effect of currency exchange rate changes on cash and cash equivalents	(48)	—
Net decrease in cash, cash equivalents and restricted cash	(818)	(3,720)
Cash, cash equivalents and restricted cash at beginning of period	2,985	5,548
Cash, cash equivalents and restricted cash at end of period	$2,167	$1,828
Noncash investing and financing activities:
Relative fair value of warrants classified as debt issuance costs	$1,393	$—
Conversion of common stock to convertible preferred stock	—	12
Conversion of convertible preferred share to common stock	—	1
Embedded derivative liability recorded as discount on subordinated convertible debentures	—	481

See accompanying notes to Condensed Consolidated Financial Statements.

ReShape Lifesciences Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts; unaudited)

(1)  Basis of Presentation

The accompanying interim condensed consolidated financial statements and related disclosures of Reshape Lifesciences Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on April 30, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

In the opinion of management, the interim consolidated condensed financial statements reflect all adjustments considered necessary for a fair statement of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Reverse Stock Splits

During the year ended December 31, 2019, the Company’s board of directors and stockholders approved the following reverse stock splits:

•

1-for-120 reverse split of the Company’s outstanding common stock that became effective after the close of market on November 11, 2019. In addition, the Company’s certificate of incorporation was amended to change the common stock par value from $0.01 per share to $0.001 per share. The par value of the Company’s preferred stock was not changed. The reverse stock split in 2019 did not change the number of common or preferred shares authorized by the Company’s certificate of incorporation. All par value, share and per-share amounts have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable, accounts payable and certain accrued and other liabilities approximate fair value due to their short-term maturities. Refer to Note 5 regarding the fair value of debt instruments and Note 8 regarding fair value measurements and inputs of warrants.

Net Loss Per Share

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,
	2020	2019
Stock options	46	208
Subordinated convertible debentures	—	98,567
Convertible preferred stock	1,288	1,288
Warrants	8,342,428	127,540

Recent Accounting Pronouncements

New accounting standards adopted by the Company in 2020 are discussed below or in the related notes, where appropriate.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements and is intended to improve the effectiveness of disclosures, including the consideration of costs and benefits. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The adoption of this guidance did not have a material impact on the Company’s financial statements.

New accounting standards not yet adopted are discussed below.

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

(2)  Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue in the short-term to the next eighteen months. The Company’s history of operating losses and limited cash resources and lack of certainty regarding obtaining significant third-party reimbursement of its products, raise substantial doubt about its ability to continue as a going concern.

As of March 31, 2020 the Company had net negative working capital of $2.3 million. The Company’s principal source of liquidity as of March 31, 2020 consisted of approximately $2.2 million of cash and cash equivalents and restricted cash, and $3.1 million of accounts receivable.

The Company’s anticipated operations include plans to (i) continue to integrate the sales and operations of the Company with the Lap-Band product line, (ii) continue development of the ReShape Vest, (iii) seek opportunities to leverage the Company’s intellectual property portfolio and custom development services to provide third-party sales and licensing opportunities, and (iv) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities. However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional equity or debt financing to support its operations.

Management is currently pursuing various funding options, including seeking additional equity or debt financing as well as a strategic merger or other transaction to obtain additional funding to support the expansion of Lap-Band product sales and to continue the development of, and to successfully commercialize, the ReShape Vest. While the acquisition of the Lap-Band product line does provide incremental revenues and cash flows to the Company, total expenses, including the cost to support the clinical trials of the ReShape Vest, are expected to exceed internally generated cash flows for the foreseeable future. While there can be no assurance that the Company will be successful in its efforts, the Company has a long history of raising equity financing to fund its development activities. Should the Company be unable to obtain adequate financing in the near term, the Company’s business, result of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.

COVID-19 Risk and Uncertainties and CARES Act

Additionally, on January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures have included the cessation of non-elective surgeries in Australia, Europe and the United States for all but emergency procedures. There is no assurance that sales will return to normal levels during the second quarter of 2020 or at any time thereafter.  However, the full impact of the COVID-19 outbreak continues to evolve and it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce and have taken actions to mitigate the impact including among other things, temporary reductions in pay, and furloughs of certain positions along with deferrals in payment for cash preservation. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. We continue to examine the impact that the CARES Act may have on our business.

(3)  Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following:

Prepaid expenses and other current assets:

	March 31,	December 31,
	2020	2019
Prepaid contract research organization expenses	$886	$1,356
Prepaid insurance	893	190
Other current assets	206	165
Total prepaid expenses and other current assets	$1,985	$1,711

Accrued and other liabilities:

	March 31,	December 31,
	2020	2019
Accrued professional services	$1,169	$1,432
Payroll and benefits	1,231	1,021
Taxes	239	373
Equity transaction related liability	—	211
Customer deposits	300	202
Accrued insurance premium	—	87
Other	560	495
Total accrued and other liabilities	$3,499	$3,821

(4) Intangible Assets

Indefinite-lived intangible assets consist of in-process research and development (“IPR&D”) for the ReShape Vest recorded in connection with the Company’s acquisition of BarioSurg, Inc. The Company’s finite-lived intangible assets consists of developed technology, trademarks and tradenames, and covenant not compete. The estimated useful lives of these finite-lived intangible assets ranges from 3 to 10 years. The amortization expenses for both the three months ended March 31, 2020 and 2019 was $0.4 million.

(5)  Debt

	March 31,	December 31,
	2020	2019
Asset purchase consideration	$4,696	$4,637
Credit agreement	2,500	—
Total debt	7,196	4,637
Less: debt issuance costs	1,387	—
Less: current portion of debt	3,046	1,909
Debt, noncurrent portion	$2,763	$2,728

Credit Agreement

On March 25, 2020, the Company executed a credit agreement up to $3.5 million, with an institutional investor (the “Lender”), who holds warrants in connection with the June 2019 and September 2019 transactions. On the day of closing, the Company received $2.5 million and the additional $1.0 million may be drawn from time to time 30 days after the closing date but prior to five months after the closing date, in $500 thousand increments per draw. The credit facility matures six months after the closing date and bears interest at LIBOR plus 2.5%. In an agreement to this credit agreement, the lender will exercise its warrants to purchase an aggregate of 5,085,834 shares of common stock with a current exercise price of $0.12 per warrant no sooner that April 1, 2020 and no later than April 15, 2020, which the Lender exercised on April 15, 2020. In addition, the Company issued to the lender 1,200,000 Series G warrants to purchase an aggregate of 1,200,000 shares of common stock. The Series G warrants were valued using the relative fair value basis and the amount was recorded as part of the debt issuance costs, see Note 7 for additional details.

Asset Purchase Consideration Payable

The asset purchase consideration payable related to the Company’s December 2018 acquisition of the Lap-Band product line from Apollo Endosurgery, Inc. (“Apollo”), was initially recorded at net present value using a discount rate of 5.1%. The asset purchase consideration payable was originally secured by a first security interest in substantially all of the Company’s assets, but that security interest terminated in accordance with its terms in October 2019. At March 31, 2020, the aggregate carrying value of the current and noncurrent asset purchase consideration payable of approximately

$4.7 million, as adjusted for accretion of interest of approximately $0.3 million, and due to the first security interest held by Apollo, approximates fair value.

Convertible Subordinated Debentures

On March 29, 2019, the Company completed a private placement with certain healthcare focused institutional investors for the sale of secured subordinated original issue discount convertible debentures (“debentures”) for a purchase price of $2.0 million. The debentures had a maturity of June 28, 2019 and a face amount of $2.2 million, reflecting a 10% original issue discount. The Company recorded an additional debt discount and a derivative liability for the fair value of the bifurcated embedded conversion features discussed below. The initial carrying amount of the debentures, net of discounts and deferred financing costs, was approximately $1.5 million. The Company repaid the debentures on June 20, 2019 at their face amount of $2.2 million.

The Company analyzed the conversion features embedded in the debentures and determined that bifurcation and liability classification was required under ASC 815 due to the variable number of shares issuable upon conversion. The fair value of the bifurcated embedded conversion features was determined to be $0.5 million as of the issuance date using a Monte Carlo model and primarily Level 3 inputs using a risk-free rate of 2.19%; probability of conversion of 98.0%; probability of repayment at each conversion of 2.0%; volatility of 161.74%; option-adjusted spread of 50.0%; and a discount for lack or marketability of 20.0%. Upon the closing of the Company’s equity financing and the Company’s planned use of a portion of the proceeds to repay the debentures, the fair value of the embedded derivative liability was reduced to zero as the conversion feature was no longer available. As the Company did not elect the fair value option for the debentures, the initial carrying amount of the debentures, net of discounts and deferred financing costs of $1.5 million, which was accreted to the face amount over the term to maturity.

In connection with the financing, the Company amended the exercise price of warrants to purchase up to 8,000,000 shares of common stock held by the investors that were issued on November 28, 2018 from $1.50 per share to $0.01 per share. The value attributable to the exercise price reduction of $0.1 million was recorded in Warrant Expense and was estimated using the Black Scholes option pricing model using a risk-free rate of 2.2%, an expected term of 4.7 years, expected dividends of zero and expected volatility of 204.4%.

(6)  Leases

The Company has a  noncancelable operating lease for office and warehouse space in San Clemente, California and noncancelable operating leases for certain office equipment that expire at various dates through 2022. The Company does not have any short-term leases or financing lease arrangements and the effects of any lease modifications have not been material. Certain of the Company’s equipment leases include variable lease payments that are adjusted periodically based on actual usage. Lease and non-lease components are accounted for separately.

Operating lease costs was $0.1 million for both the three months ended March 31, 2020 and 2019. Variable lease costs were not material.

Supplemental information related to operating leases is as follows:

Balance Sheet Information at March 31, 2020
Operating lease ROU assets	$686

Operating lease liabilities, current portion	$297
Operating lease liabilities, long-term portion	402
Total operating lease liabilities	$699

Cash Flow Information for the Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of operating leases liabilities	$79

Maturities of operating lease liabilities were as follows:

Twelve months ending March 31,
2021	$325
2022	333
2023	83
Total lease payments	741
Less: imputed interest	42
Total lease liabilities	$699

Weighted-average remaining lease term at end of period (in years)	2.4
Weighted-average discount rate at end of period	5.1%

(7)  Equity

February 2019 Conversion of Common Stock into New Series of Convertible Preferred Stock

On February 1, 2019, pursuant to an exchange agreement with Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”) 9,993 shares of the Company’s common stock were exchanged for an aggregate of 1,192,000 shares of Series E Convertible Preferred Stock, par value of $0.01 per share (“Series E Preferred Stock”), were issued in a noncash transaction. Each share of Series E Preferred Stock was convertible into one share of common stock at Sabby’s election pre-effect of the reverse stock split that occurred during November 2019. In April 2019, all shares of Series E Preferred Stock were converted into an equal number of shares of common stock. The November 2019 reverse stock split had no effect on this transaction.

Conversion of Series B Convertible Preferred Stock into Common Stock

During the three months ended March 31, 2019, 156 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) were converted into 1,040 shares of common stock. At March 31, 2020, the remaining 3 shares of Series B Preferred stock are convertible into 1,250 shares of common stock.

(8) Warrants

On March 25, 2020, the Company issued 1,200,000 Series G Warrants to an institutional investor in connection with the credit agreement, see Note 5 above for details. The Series G Warrants were valued at $1.4 million using the relative fair value approach at the time of issuance and was recorded as deferred debt issuance costs. The relative fair value of the Series G Warrants were determined using a Black Scholes option pricing model using risk-free interest rate 0.56%; expected term of five years; expected dividends of zero and expected volatility of 97.00%.

(9) Revenue Disaggregation and Operating Segments

The following table presents the Company’s revenue disaggregated by product and geography:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	U.S.	OUS *	Total	U.S.	OUS	Total
LAP-BAND product	$1,954	$835	$2,789	$3,066	$8	$3,074
Total	$1,954	$835	$2,789	$3,066	$8	$3,074

*The next largest individual country outside the U.S. was Australia, which was 10.7% of total revenues for the three months ended March 31, 2020. Revenue for the three months ended March 31, 2019 primarily consisted of sales through Apollo, so because of this, there were no direct OUS sales that quarter.

Operating Segments

The Company’s operating segments currently consist of the Lap-Band segment and the ReShape Vest segment. These two operating segments are reported based on the financial information provided to the Chief Operating Decision

Maker (the Chief Executive Officer, or “CODM”). The Company’s CODM evaluates segment performance based on gross profit, which currently only consists of LAP-BAND. The Company’s CODM does not use operating segment assets information to allocate resources or to assess performance of the operating segments and thus total segment assets have not been disclosed.

(10) Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter the Company updates its estimate of the annual effective tax rate. The Company’s quarter tax provision, and quarterly estimate of annual effective tax rate, are subject to significant volatility due to several factors, including the Company’s ability to accurately predict pre-tax income and loss. During the three months ended March 31, 2020 an $18 thousand benefit was recorded compared to no income tax expense or benefit for the quarter ended March 31, 2019, due to the valuation allowance on deferred tax assets. In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical losses, projections of losses in future periods and potential limitations pursuant to changes in ownership under Internal Revenue Code (“IRC”) Section 382, the Company provided a valuation allowance at both March 31, 2020 and December 31, 2019.

(11)  Stock-based Compensation

Stock-based compensation expense related to stock options issued under the ReShape Lifesciences Inc. Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”) and as inducement grants for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended
	March 31,
	2020	2019
Selling and marketing	$—	$77
General and administrative	427	1,146
Research and development	—	33
Total	$427	$1,256

As of March 31, 2020 there was approximately $1.1 million of total unrecognized compensation costs related to unvested stock option awards, which are to be recognized over a weighted-average period of 1.9 years. There were no stock options granted during both the three months ended March 31, 2020 and 2019.

(12)  Commitments and Contingencies

Litigation

The Company is not currently a party to any material litigation and the Company is not aware of any pending or threatened litigation against it that could have a material adverse effect on the Company’s business, operating results or financial condition. The medical device industry in which the Company operates is characterized by frequent claims and litigations, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, the Company may be involved in various legal proceedings from time to time.

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

(13) Subsequent Events

COVID-19

As discussed in Note 2, in relation to COVID-19, management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. On April 16, 2020, the Company implemented various short-term cost reductions and cash flow improvement actions, such as reducing the compensation for executives, management and key employees and decreasing operating expenses where possible. In addition, the Company also identified temporary headcount reductions and made the decision to furlough a portion of its workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

CARES Act

On April 24, 2020, the Company entered into a loan agreement (“PPP Loan”) with Silicon Valley Bank (“SVB”) under the Paycheck Protection Program (the “PPP”), which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company in good faith, has certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under this program, the Company received proceeds of $1.0 million from the PPP Loan. In accordance with the requirements of the PPP, the Company intends to use proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The PPP Loan has a 1.00% interest rate per annum, matures on April 24, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act, which the Company continues to evaluate. Further, if despite the good-faith belief that given the Company’s circumstances all eligibility requirements for the PPP Loan were satisfied, if it is later determined the Company had violated any applicable laws or regulations or it is otherwise determined the Company was ineligible to receive the PPP Loan, it may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties.

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

Except for the historical information contained herein, the matters discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "could," "intends," "might," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in the "Risk Factors" section included in Item 1A of our Annual Report on Form 10-K filed on April 30, 2020.

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

Recent Developments

On January 30, 2020, WHO announced a global health emergency because of a new strain of coronavirus and the risks to the international community as the virus spreads globally beyond its points of origin. On March 27, 2020, President Trump signed into law the CARES Act. As part of the CARES Act, there is PPP Loan program, which the Company received $1.0 million dollars. See Note 2, Note 5 and Note 13 to the condensed consolidated financial statements.

On March 25, 2020, the Company executed a credit agreement with an institutional investor to borrow up to $3.5 million, of which $2.5 million was received up front. See Note 5 to the condensed consolidated financial statements.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of net revenue (in thousands):

	Three Months Ended March 31,
	2020		2019
Revenue	$2,789	100.0%	$3,074	100.0%
Cost of goods sold	1,285	46.1%	843	27.4%
Gross profit	1,504	53.9%	2,231	72.6%
Operating expenses:
Sales and marketing	1,454	52.1%	1,117	36.3%
General and administrative	2,836	101.7%	4,304	140.0%
Research and development	1,295	46.4%	1,056	34.4%
Total operating expenses	5,585	200.2%	6,477	210.7%
Operating loss	(4,081)	(146.3)%	(4,246)	(138.1)%
Other expense (income), net:
Interest expense, net	104	3.7%	103	3.4%
Warrant expense	—	—%	130	4.2%
Loss on foreign currency exchange	144	5.2%	—	—%
Other, net	—	—%	(3)	(0.1)%
Loss from continuing operations before income taxes	(4,329)	(155.2)%	(4,476)	(145.6)%
Income tax benefit	18	0.6%	—	—%
Net Loss	$(4,311)	(154.6)%	$(4,476)	(145.6)%

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

Management believes that the presentation of this non-GAAP financial information provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments, and amortization methods, which provides a more complete understanding of our financial performance, competitive position, and prospects for the future. However, the non-GAAP financial measures presented in the Form 10-Q have certain limitations in that they do not reflect all of the costs associated with the operations of our business as determined in accordance with GAAP. Therefore, investors should consider non-GAAP financial measures in addition to, and not a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by the Company may be different from similarly named non-GAAP financial measures used by other companies.

Adjusted EBITDA

Management uses adjusted EBITDA in its evaluation of the Company’s core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Adjusted EBITDA is defined as net loss before interest, taxes, depreciation and amortization, stock-based compensation, and other one-time costs.

The following table contains a reconciliation of non-GAAP net loss to GAAP net loss attributable to common stockholders for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
GAAP net loss attributable to common stockholders	$(4,311)	$(4,476)
Adjustments:
Interest expense, net:	104	103
Income tax benefit	(18)	—
Depreciation and amortization	421	433
Stock based compensation expense	427	1,256
Warrant expense	—	130
Other, net	—	(3)
Non-GAAP loss	$(3,377)	$(2,557)

Comparison of Results of Operations

Three months ended March 31, 2020 and March 31, 2019

Net Revenue: The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the three months ended March 31, 2020 and 2019, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended March 31,				Amount	Percentage
	2020		2019		Change	Change
United States	$1,954	70.1%	$3,066	99.7%	$(1,112)	(36.3)%
International	835	29.9%	8	0.3%	827	10,337.5%
Net Revenue	$2,789	100.0%	$3,074	100.0%	$(285)	(9.3)%

Revenue totaled $2.8 million for the three months ended March 31, 2020, compared to $3.1 million for the same period in 2019. The primary reason for the decrease in revenue of $0.3 million or 9%, is due to a reduction in March 2020 sales from the COVID-19 pandemic, which caused elective surgeries to be shut down throughout the world. The increase to international revenue for the three months ended March 31, 2020, compared to the same period in 2019, is because revenue for the three months ended March 31, 2019 consisted of sales through Apollo, so there were no direct international sales.

Cost of Goods Sold and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the three months ended March 31, 2020 and 2019, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended March 31,				Amount	Percentage
	2020		2019		Change	Change
Revenue	$2,789	100.0%	$3,074	100.0%	$(285)	(9.3)%
Cost of goods sold	1,285	46.1%	843	27.4%	442	52.4%
Gross profit	$1,504	53.9%	$2,231	72.6%	$(727)	(32.6)%

Gross Profit. Gross profit for the three months ended March 31, 2020 was $1.5 million compared to $2.2 million for the same period in 2019, a decrease of $0.7 million. Gross profit as a percentage of total revenue for the three months ended March 31, 2020 was 53.9% compared to 72.6% for the same period in 2019. The decrease in gross profit margin is primarily due to an increase in international sales, which have a lower margin than domestic sales.

Operating Expenses: The following table summarizes our unaudited operating expenses for the three months ended March 31, 2020 and 2019, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended March 31,				Amount	Percentage
	2020		2019		Change	Change
Sales and marketing	$1,454	52.1%	$1,117	36.3%	$337	30.2%
General and administrative	2,836	101.7%	4,304	140.0%	(1,468)	(34.1)%
Research and development	1,295	46.4%	1,056	34.4%	239	22.6%
Total operating expenses	$5,585	200.2%	$6,477	210.7%	$(892)	(13.8)%

Selling and Marketing Expenses. Selling and marketing expenses for the three months ended March 31, 2020 increased by $0.3 million or 30%, to $1.5 million, compared to $1.1 million for the same period in 2019. The increase is primarily due to an increase in international commissions of $0.2 million, and advertising and consulting expenses of $0.3 million, offset by a decrease in stock based compensation expense of $0.1 million. We continue to increase our focus on sales and marketing in order to drive revenue growth.

General and Administrative Expenses. General and administrative expenses were $2.8 million for the three months ended March 31, 2020 as compared to $4.3 million for the same period in 2019, a decrease of $1.5 million, or 34%. The decrease is primarily due to decreases in stock based compensation expense of $0.7 million; audit, consulting and other professional services of $0.7 million, legal fees of $0.2 million, recruiting fees of $0.2 million; offset by a $0.1 million increase in bad debt expense.

Research and Development Expenses. Research and development expenses were $1.3 million for the three months ended March 31, 2020 as compared to $1.1 million for the same period in 2019. The $0.2 million, or 23%, increase is primarily due to an increase in clinical trial expenses related to the ReShape Vest.

 Net Interest Expense. Net interest expense for the three months ended March 31, 2020 was $0.1 million compared to $0.1 million for the same period in 2019. During the three months ended March 31, 2020, the Company had interest expense of approximately $60 thousand and $50 thousand related to the debt discount in connection with the Apollo asset purchase consideration and amortization of the deferred debt issuance cost related to the credit agreement, respectively. Whereas, during the three months ended March 31, 2019 the interest expense was related to the debt discount with the Apollo asset purchase consideration.

Loss on Foreign Currency Exchange. Loss on foreign currency exchange for the three months ended March 31, 2020 was $0.1 million. There was neither a loss nor a gain for the same period in 2019.

Income Tax Benefit.  An income tax benefit of $18 thousand was recorded for the three months ended March 31, 2020. There was neither a benefit nor a provision for the same period in 2019.

Liquidity and Capital Resources

As of March 31, 2020, we had $2.1 million of cash and cash equivalents to fund operations. We have financed our operations to date principally through the sale of equity securities and debt financing. Our anticipated operations include plans to (i) continue to integrate the sales and operations of the Company with the newly acquired Lap-Band product line in order to expand sales domestically and internationally as well as to obtain cost savings synergies, (ii) continue development of the ReShape Vest, (iii) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third party sales and licensing opportunities, and (iv) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities. However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing to support its operations.

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

The following table summarizes our change in cash and cash equivalents (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash used in operating activities	$(3,245)	$(5,699)
Net cash used in investing activates	—	—
Cash provided in financing activities	2,475	1,979
Effect of exchange rate changes	(48)	—
Net change in cash and cash equivalents	$(818)	$(3,720)

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations was $3.2 million and $5.7 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, net cash used in operating activities was primarily the result of our net loss of $4.3 million, partially offset by non-cash adjustments for amortization of intangible assets of $0.4 million, stock based compensation expense of $0.4 million, bad debt expense of $0.1 million, and amortization of debt issuance cost and noncash interest expense of $0.1 million. In addition, the Company has focused on collection of accounts receivable, which resulted in an increase to cash of $0.8 million, which was offset by a decrease in accounts payable and accrued liabilities of $0.9 million.

Net Cash Used in Investing Activities

There was no cash used in investing activities for both the three months ended March 31, 2020 and 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $2.5 million for the three months ended March 31, 2020, which is the proceeds received from the credit agreement with an institutional investor. Net cash provided by financing activities of $2.0 million for the three months ended March 31, 2019 was related to the cash received in connection with the issuance of convertible subordinated debentures, net of original issuance discount and issuance costs.

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

Obtaining funds through the sale of additional equity and debt securities or the warrant holders’ exercise of outstanding common stock warrants may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. The sale of additional equity may require us to obtain approval from our stockholders to increase the number of shares of common stock we have authorized under our certificate of incorporation. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of our planned research, development and commercialization activities, which could materially harm our business. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

The Company’s acquisition of the Lap-Band product line provides incremental revenues and cash flows and does not require further product development. In order to continue the development of, and to successfully commercialize the ReShape Vest, the Company’s management is currently pursuing various funding options, including seeking additional equity or debt financing as well as a strategic merger or other transaction to obtain additional funding. The Company has a long history of raising equity financing to fund its development activities; however, there can be no assurance that the Company will continue to be successful in its efforts. Should the Company be unable to obtain adequate financing in the near term, the Company’s business, results of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern. Additionally, there can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 37-38 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes from the information discussed therein.

During the three months ended March 31, 2020 there were no material changes to our significant accounting policies which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM  3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM  4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed at a reasonable level and effective as of the end of the period covered in the report in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to any litigation and the Company is not aware of any pending or threatened litigation against it that reasonably likely to have a material adverse effect on the Company’s business, operating results or financial condition. The medical device industry in which the Company operates is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, the Company may be involved in various legal proceedings from time to time.

ITEM  1A.    RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. “Risk Factors” of our 2019 Annual Report on Form 10-K filed on April 30, 2020.

ITEM  2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None, except as previously reported in our Current Reports on Form 8-K filed March 31, 2020.

Uses of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities

None.

ITEM  3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5.       OTHER INFORMATION

Not applicable.

ITEM  6.       EXHIBITS

Exhibit No.	Description

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

**Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESHAPE LIFESCIENCES INC.

	BY:	/S/ BARTON P. BANDY
Barton P. Bandy
President and Chief Executive Officer
(principal executive officer)

	BY:	/S/ thomas stankovich
Thomas Stankovich
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: May 14, 2020