Form 10-Q
period 2020-06-30
ReShape Lifesciences Inc.
filed 2020-08-13
CIK 1371217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 11, 2020, 5,586,554 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share amounts; unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,526	$2,935
Restricted cash	50	50
Accounts and other receivables (net of allowance for doubtful accounts of $894 and $709 respectively)	2,883	4,096
Inventory (Note 3)	2,080	1,317
Prepaid expenses and other current assets (Note 3)	2,006	1,711
Total current assets	8,545	10,109
Property and equipment, net	99	16
Operating lease right-of-use assets (Note 6)	613	758
Other intangible assets, net	27,841	28,674
Other assets	46	99
Total assets	$37,144	$39,656
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,123	$4,263
Accrued and other liabilities (Note 3)	3,009	3,821
Warranty liability, current	315	105
Debt, current portion, net of deferred financing costs	4,597	1,909
Operating lease liabilities, current (Note 6)	303	291
Total current liabilities	12,347	10,389
Debt, noncurrent portion	3,434	2,728
Operating lease liabilities, noncurrent (Note 6)	323	477
Warranty liability, noncurrent	1,185	1,253
Deferred income taxes	702	702
Total liabilities	17,991	15,549
Commitments, contingencies (Note 12)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized:
Series B convertible preferred stock, $0.001 par value; 3 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Series C convertible preferred stock, $0.001 par value; 95,388 shares issued and outstanding at June 30, 2020 and December 31, 2019	1	1
Common stock, $0.001 par value; 275,000,000 shares authorized at June 30, 2020 and December 31, 2019; 5,586,554 and 391,739 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	5	—
Additional paid-in capital	520,288	517,311
Accumulated deficit	(501,112)	(493,197)
Accumulated other comprehensive loss	(29)	(8)
Total stockholders’ equity	19,153	24,107
Total liabilities and stockholders’ equity	$37,144	$39,656

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Operations

(dollars in thousands, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$1,702	$4,450	$4,491	$7,524
Cost of revenue	865	1,593	2,150	2,436
Gross profit	837	2,857	2,341	5,088
Operating expenses:
Sales and marketing	831	1,271	2,285	2,388
General and administrative	2,539	5,521	5,375	9,825
Research and development	465	960	1,761	2,016
Impairment of intangible assets	—	6,588	—	6,588
Total operating expenses	3,835	14,340	9,421	20,817
Operating loss	(2,998)	(11,483)	(7,080)	(15,729)
Other expense (income), net:
Interest expense, net	789	213	893	316
Loss on extinguishment of debt	—	71	—	71
Warrant expense	—	4,127	—	4,257
(Gain) loss on foreign currency exchange	(133)	—	10	—
Other, net	—	612	—	609
Loss before income tax provision	(3,654)	(16,506)	(7,983)	(20,982)
Income tax benefit	50	586	68	586
Net loss attributable to common shareholders	$(3,604)	$(15,920)	$(7,915)	$(20,396)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(0.52)	$(150.24)	$(1.15)	$(233.29)
Shares used to compute basic and diluted net loss per share	6,911,497	105,962	6,885,368	87,428

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Comprehensive Loss

(dollars in thousands; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(3,604)	$(15,920)	$(7,915)	$(20,396)
Foreign currency translation adjustments	27	—	(21)	—
Other comprehensive loss, net of tax	27	—	(21)	—
Comprehensive loss	$(3,577)	$(15,920)	$(7,936)	$(20,396)

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity

(dollars in thousands; unaudited)

	Three Months Ended June 30, 2020
	Series B Convertible		Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance March 31, 2020	3	$—	95,388	$1	391,739	$—	$519,131	$(497,508)	$(56)	$21,568
Net loss	—	—	—	—	—	—	—	(3,604)	—	(3,604)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	27	27
Stock-based compensation expense	—	—	—	—	—	—	347	—	—	347
Institutional exercise of warrants	—	—	—	—	5,085,834	5	605	—	—	610
Cashless exercise of warrants	—	—	—	—	58,981	—	—	—	—	—
Common stock issued for professional services	—	—	—	—	50,000	—	205	—	—	205
Balance June 30, 2020	3	$—	95,388	$1	5,586,554	$5	$520,288	$(501,112)	$(29)	$19,153

	Six Months Ended June 30, 2020
	Series B Convertible		Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance December 31, 2019	3	$—	95,388	$1	391,739	$—	$517,311	$(493,197)	$(8)	$24,107
Net loss	—	—	—	—	—	—	—	(7,915)	—	(7,915)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(21)	(21)
Stock-based compensation expense	—	—	—	—	—	—	774	—	—	774
Issuance of warrants	—	—	—	—	—	—	1,393	—	—	1,393
Institutional exercise of warrants	—	—	—	—	5,085,834	5	605	—	—	610
Cashless exercise of warrants	—	—	—	—	58,981	—	—	—	—	—
Common stock issued for professional services	—	—	—	—	50,000	—	205	—	—	205
Balance June 30, 2020	3	$—	95,388	$1	5,586,554	$5	$520,288	$(501,112)	$(29)	$19,153

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity (Continued)

(dollars in thousands; unaudited)

	Three Months Ended June 30, 2019
	Series B Convertible		Series C Convertible		Series E Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance March 31, 2019	3	$—	95,388	$1	1,192,000	$12	64,199	$—	$452,026	$(423,466)	$28,573
Net loss	—	—	—	—	—	—	—	—	—	(15,920)	(15,920)
Stock-based compensation expense	—	—	—	—	—	—	—	—	728	—	728
Institutional sales of common stock and warrants, net of issuance costs	—	—	—	—	—	—	130,000	—	283	—	283
Warrant adjustment	—	—	—	—	—	—	—	—	(312)	—	(312)
Conversion of convertible preferred stock into common stock	—	—	—	—	(1,192,000)	(12)	9,933	—	12	—	—
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	33,417	—	40	—	40
Balance June 30, 2019	3	$—	95,388	$1	—	$—	237,549	$—	$452,777	$(439,386)	$13,392

	Six Months Ended June 30, 2019
	Series B Convertible		Series C Convertible		Series E Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2018	159	$—	95,388	$1	—	$—	73,092	$—	$450,652	$(418,990)	$31,663
Net loss	—	—	—	—			—	—	—	(20,396)	(20,396)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,984	—	1,984
Warrant expense	—	—	—	—	—	—	—	—	130	—	130
Institutional sales of common stock and warrants, net of issuance costs	—	—	—	—	—	—	130,000	—	283	—	283
Warrant adjustment	—	—	—	—	—	—	—	—	(312)	—	(312)
Conversion of common stock into convertible preferred stock	—	—	—	—	1,192,000	12	(9,933)	—	(12)	—	—
Conversions of convertible preferred stock into common stock	(156)	—	—	—	(1,192,000)	(12)	10,973	—	12	—	—
Issuance of common stock upon exercise of warrants, net of issuance costs	—	—	—	—	—	—	33,417	—	40	—	40
Balance June 30, 2019	3	$—	95,388	$1	—	$—	237,549	$—	$452,777	$(439,386)	$13,392

See accompanying Notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands; unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,915)	$(20,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5	30
Amortization of intangible assets	833	833
Impairment of intangible assets	—	6,588
Noncash interest expense	117	797
Fair value adjustment to embedded derivative	—	(481)
Loss on extinguishment of debt	—	71
Stock-based compensation	774	1,983
Bad debt expense	185	151
Provision for inventory excess and obsolescence	188	—
Warrant expense	—	4,257
Amortization of deferred debt issuance costs	756	—
Deferred income tax benefit	—	(586)
Other noncash items	20	14
Change in operating assets and liabilities:
Accounts and other receivables	1,028	(3,860)
Inventory	(950)	(363)
Prepaid expenses and other current assets	(90)	(1,034)
Accounts payable and accrued liabilities	(958)	3,397
Warranty liability	142	—
Other	53	—
Net cash used in operating activities	(5,812)	(8,599)
Cash flows from investing activities:
Capital expenditures	(82)	—
Cash used in investing activities:	(82)	—
Cash flows from financing activities:
Proceeds from issuance of subordinated convertible debentures	—	2,000
Payments of financing costs	(59)	(21)
Repayment of subordinated convertible debentures	—	(2,200)
Proceeds from institutional exercise of warrants	610	40
Proceeds from credit agreement	3,000	7,616
Proceeds from PPP loan	955	(29)
Net cash provided by financing activities	4,506	7,406
Effect of currency exchange rate changes on cash and cash equivalents	(21)	—
Net decrease in cash, cash equivalents and restricted cash	(1,409)	(1,193)
Cash, cash equivalents and restricted cash at beginning of period	2,985	5,548
Cash, cash equivalents and restricted cash at end of period	$1,576	$4,355
Noncash investing and financing activities:
Relative fair value of warrants classified as debt issuance costs	$1,393	$—
Capital expenditures accruals	6	—
Conversion of common stock to convertible preferred stock	—	(1)

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

Reverse Stock Splits

During the year ended December 31, 2019, the Company’s board of directors and stockholders approved the following reverse stock split:

●	1-for-120 reverse split of the Company’s outstanding common stock that became effective after the close of market on November 11, 2019. In addition, the Company’s certificate of incorporation was amended to change the common stock and preferred stock par value from $0.01 per share to $0.001 per share. The reverse stock split in 2019 did not change the number of common or preferred shares authorized by the Company’s certificate of incorporation. All par value, share and per-share amounts have been retroactively adjusted to reflect the reverse stock split for all periods presented.

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

Net Loss Per Share

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,
	2020	2019
Stock options	46	190
Convertible preferred stock	1,288	1,288
Warrants	8,283,447	2,022,576

Recent Accounting Pronouncements

New accounting standards adopted by the Company in 2020 are discussed below or in the related notes, where appropriate.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure

Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements and is intended to improve the effectiveness of disclosures, including the consideration of costs and benefits. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The adoption of this guidance did not have a material impact on the Company’s financial statements.

New accounting standards not yet adopted are discussed below.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. In May 2019, the FASB issued ASU No. 2019-05, which amended the new standard by providing targeted transition relief. The new guidance replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. In November 2019, the FASB issued ASU No. 2019-11, which amended the new standard by providing additional clarification. This guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2022. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

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

As of June 30, 2020 the Company had net negative working capital of approximately $3.8 million. The Company’s principal source of liquidity as of June 30, 2020 consisted of approximately $1.6 million of cash and cash equivalents and restricted cash, and $2.9 million of accounts receivable.

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

COVID-19 Risk and Uncertainties and CARES Act

Additionally, on January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures have at times included the cessation of non-elective surgeries in Australia, Europe and the United States for all but emergency procedures. As a result of these mandates, on April 16, 2020, the Company implemented various short-term cost reductions and cash flow improvement actions, such as reducing the compensation for executives, management and key employees and decreasing operating expenses where possible. In addition, the Company also identified temporary headcount reductions and made the decision to furlough a portion of its workforce. During the second quarter of 2020, the mandated closures began to ease in many areas throughout the world and within the United States. As a result of this, elective surgeries started back up again through various parts of the world, which led to improved sales progressing through the second quarter. Even after the COVID-19 outbreak has subsided, the Company may continue to experience materially adverse impact on its financial condition and results of operation. Additionally, on June 15, 2020, the Company ended the temporary pay reductions and the furloughed employees returned to work. The full impact of the COVID-19 outbreak continues to evolve and it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce and has taken actions to mitigate the impact including among other things, temporary reductions in pay, and furloughs of certain positions along with deferrals in payment for cash preservation. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. Provided under the CARES Act is the Paycheck Protection Program (“PPP”), which the Company received a PPP loan, for further details see Note 5 below. We continue to examine the impact that the CARES Act may have on our business and the PPP loan.

(3)  Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following:

Inventory:

	June 30,	December 31,
	2020	2019
Sub-assemblies	$579	$—
Finished goods	1,501	1,317
Total inventory	$2,080	$1,317

Prepaid expenses and other current assets:

	June 30,	December 31,
	2020	2019
Prepaid contract research organization expenses	$830	$1,356
Prepaid insurance	702	190
Other	474	165
Total prepaid expenses and other current assets	$2,006	$1,711

Accrued and other liabilities:

	June 30,	December 31,
	2020	2019
Accrued professional services	$501	$1,432
Payroll and benefits	1,285	1,021
Taxes	310	373
Equity transaction related liability	—	211
Customer deposits	358	202
Accrued insurance premium	51	87
Other	504	495
Total accrued and other liabilities	$3,009	$3,821

(4) Intangible Assets

Indefinite-lived intangible assets consist of in-process research and development (“IPR&D”) for the ReShape Vest recorded in connection with the Company’s acquisition of BarioSurg, Inc. The Company’s finite-lived intangible assets consists of developed technology, trademarks and tradenames, and covenant not compete. The estimated useful lives of these finite-lived intangible assets ranges from 3 to 10 years. The amortization expenses for both the three months ended June 30, 2020 and 2019 was $0.4 million, and for both the six months ended June 30, 2020 and 2019 was $0.8 million.

During the second quarter of 2020, the Company performed a qualitative impairment analysis of the IPR&D and finite-lived intangible assets and did not identify any impairment as a result of this analysis.

Impairment of Intangible Assets – Second Quarter 2019

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

(5)  Debt

	June 30,	December 31,
	2020	2019
Asset purchase consideration	$4,754	$4,637
Credit agreement	3,000	—
PPP Loan	955	—
Total debt	8,709	4,637
Less: debt issuance costs	678	—
Less: current portion of debt	4,597	1,909
Debt, noncurrent portion	$3,434	$2,728

CARES Act

On April 24, 2020, the Company entered into a PPP Loan agreement with Silicon Valley Bank (“SVB”) under the PPP, which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company in good faith, has certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under this program, the Company received proceeds of $1.0 million from the PPP Loan. In accordance with the requirements of the PPP, the Company intends to use proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The PPP Loan has a 1.00% interest rate per annum, matures on April 24, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act, which the Company continues to evaluate. Further, if despite the good-faith belief that given the Company’s circumstances all eligibility requirements for the PPP Loan were satisfied, if it is later determined the Company had violated any applicable laws or regulations or it is otherwise determined the Company was ineligible to receive the PPP Loan, it may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties.

The Company continues to examine the impact that the CARES Act may have on its business. Currently the Company is unable to determine the impact that the CARES Act will have on its financial condition, results of operation or liquidity.

Credit Agreement

On March 25, 2020, the Company executed a credit agreement up to $3.5 million, with an institutional investor (the “Lender”), who holds warrants in connection with the June 2019 and September 2019 transactions. On the day of closing, the Company received $2.5 million and the additional $1.0 million may be drawn from time to time 30 days after the closing date but prior to five months after the closing date, in $500 thousand increments per draw. On June 23, 2020, the Company made the first additional draw of $500 thousand. As a result of this drawdown, the Company has an outstanding principal balance of $3.0 million under the credit facility and has the option to borrow up to an additional $500 thousand pursuant to one additional delayed draw term loan.

The credit facility matures six months after the closing date and bears interest at LIBOR plus 2.5%. As required by the terms of this credit agreement, the lender exercised its warrants to purchase an aggregate of 5,085,834 shares of common stock with a current exercise price of $0.12 per warrant on April 15, 2020, in which the Company received net proceeds of $0.6 million. In addition, the Company issued to the lender 1,200,000 Series G warrants to purchase an aggregate of 1,200,000 shares of common stock. The Series G warrants were valued using the relative fair value basis and the amount was recorded as part of the debt issuance costs, see Note 8 for additional details.

Asset Purchase Consideration Payable

The asset purchase consideration payable related to the Company’s December 2018 acquisition of the Lap-Band product line from Apollo Endosurgery, Inc. (“Apollo”), was initially recorded at net present value using a discount rate of 5.1%. The asset purchase consideration payable was originally secured by a first security interest in substantially all of the Company’s assets, but that security interest terminated in accordance with its terms in October 2019. At June 30, 2020, the aggregate carrying value of the current and noncurrent asset purchase consideration payable of approximately $4.8 million, as adjusted for accretion of interest of approximately $0.4 million.

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

Operating lease costs was $0.1 million for both the three months ended June 30, 2020 and 2019, and $0.2 million for both the six months ended June 30, 2020 and 2019. Variable lease costs were not material.

Supplemental information related to operating leases is as follows:

Balance Sheet Information at June 30, 2020
Operating lease ROU assets	$613

Operating lease liabilities, current portion	$303
Operating lease liabilities, long-term portion	323
Total operating lease liabilities	$626

Cash Flow Information for the Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of operating leases liabilities	$161

Maturities of operating lease liabilities were as follows:

Twelve months ending June 30,
2021	$328
2022	332
2023	—
Total lease payments	660
Less: imputed interest	34
Total lease liabilities	$626

Weighted-average remaining lease term at end of period (in years)	1.9
Weighted-average discount rate at end of period	5.1%

(7)  Equity

June 2020 Cashless Exercise of Warrants for Common Stock

On June 23, 2020, the Company issued 58,981 shares of common stock as a cashless exercise of warrants issued to the placement agents in connection with the June 2019 private placement with healthcare focused institutional investors.

May 2020 Common Stock Issued for Professional Services

On May 28, 2020, the Company issued 50,000 shares of common stock, having an aggregate fair value of $0.2 million for ongoing professional services. The $0.2 million was recorded as a prepaid asset and will be amortized over the minimum life of the agreement.

April 2020 Exercise of Warrants for Common Stock

As discussed in Note 5 above, in an agreement to the credit agreement, the lender exercised its Series C and Series F warrants to purchase an aggregate of 5,085,834 shares of common stock with a current exercise price of $0.12 per warrant on April 15, 2020, in which the Company received net proceeds of $0.6 million.

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

February 2019 Conversion of Common Stock into New Series of Convertible Preferred Stock

On February 1, 2019, pursuant to an exchange agreement with Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”) 9,993 shares of the Company’s common stock were exchanged for an aggregate of 1,192,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”), were issued in a noncash transaction. Each share of Series E Preferred Stock was convertible into one share of common stock at Sabby’s election pre-effect of the reverse stock split that occurred during November 2019. In April 2019, all shares of Series E Preferred Stock were converted into an equal number of shares of common stock. The November 2019 reverse stock split had no effect on this transaction.

Conversion of Series B Convertible Preferred Stock into Common Stock

During the six months ended June 30, 2019, 156 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) were converted into 1,040 shares of common stock. At June 30, 2020, the remaining 3 shares of Series B Preferred stock are convertible into 1,250 shares of common stock.

(8) Warrants

On March 25, 2020, the Company issued 1,200,000 Series G Warrants to an institutional investor in connection with the credit agreement, see Note 5 above for details. The Series G Warrants were valued at $1.4 million using the relative fair value approach at the time of issuance and was recorded as deferred debt issuance cost. The relative fair value of the Series G Warrants was determined using a Black Scholes option pricing model using a risk-free interest rate of 0.56%; an expected term of five years; expected dividends of zero and expected volatility of 97.00%.

(9) Revenue Disaggregation and Operating Segments

The Company conducts operations worldwide and has sales in the following regions: United States, Australia, Europe and Rest of World. For the three and six months ended June 30, 2020 and 2019, the Company only sold the LAP-BAND products. The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
United States	$1,458	$4,010	$3,412	$7,076
Australia	120	440	418	448
Europe	124	—	636	—
Rest of world	—	—	25	—
Total net revenue	$1,702	$4,450	$4,491	$7,524

*The next largest individual country outside the United States was Australia for both the three and six months ended June 30, 2020 which was 7.0% and 9.3%, respectively, of total revenues. Australia was the next largest individual country outside the United States for both the three and six months ended June 30, 2019 and was 9.5% and 5.6%, respectively, of total revenues.

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

(10) Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter the Company updates its estimate of the annual effective tax rate. The Company’s quarter tax provision, and quarterly estimate of annual effective tax rate, are subject to significant volatility due to several factors, including the Company’s ability to accurately predict pre-tax income and loss. During the three and six months ended June 30, 2020 a $50 thousand and $68 thousand, respectively, a tax benefit was recorded, primarily related to projected losses in Australia. The Company recorded an income tax benefit of $586 thousand for both the three and six months ended June 30, 2019, in connection with the impairment of IPR&D, which resulted in a reduction in the deferred tax liability associated with the indefinite-lived intangible asset.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical losses, projections of losses in future periods and potential limitations pursuant to changes in ownership under Internal Revenue Code (“IRC”) Section 382, the Company provided a valuation allowance at both June 30, 2020 and December 31, 2019.

(11)  Stock-based Compensation

Stock-based compensation expense related to stock options issued under the ReShape Lifesciences Inc. Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”) and as inducement grants for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Sales and marketing	$—	$71	$—	$148
General and administrative	347	625	774	1,771
Research and development	—	31	—	64
Total stock-based compensation expense	$347	$727	$774	$1,983

As of June 30, 2020 there was approximately $0.7 million of total unrecognized compensation costs related to unvested stock option awards, which are to be recognized over a weighted-average period of 1.7 years. There were no stock options granted during both the three and six months ended June 30, 2020 and 2019.

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

(13) Subsequent Events

As part of the credit agreement discussed in Note 5 above, the Company is permitted to make two additional delayed drawdowns. On July 29, 2020 the Company received the second and final draw of $500 thousand dollars.

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

Recent Developments

On January 30, 2020, WHO announced a global health emergency because of a new strain of coronavirus and the risks to the international community as the virus spreads globally beyond its points of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. In response to the COVID-19 pandemic, on March 27, 2020, President Trump signed into law the CARES Act, which provides for the PPP. The Company received a PPP Loan of $1.0 million dollars. See Note 2 and Note 5 to the condensed consolidated financial statements.

On March 25, 2020, the Company executed a credit agreement with an institutional investor to borrow up to $3.5 million, of which $2.5 million was received up front and on June 23, 2020, the Company received the first draw down of $500 thousand. See Note 5 to the condensed consolidated financial statements.

On April 16, 2020, the Company implemented various short-term cost reductions and cash flow improvement actions, such as reducing the compensation for executives, management and key employees and decreasing operating expenses where possible. In addition, the Company also identified temporary headcount reductions and made the decision to furlough a portion of its workforce. During the second quarter of 2020, certain government-mandated closures began to ease and many areas throughout the world and within the United States began to allow elective surgeries. As a result of the easing, the Company did see sales volumes improve as we progressed through the second quarter. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impact on our financial condition and results of operations. Additionally, on June 15, 2020, the Company ended the temporary pay reductions and the furloughed employees returned to work.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of net revenue (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Revenue	$1,702	100.0%	$4,450	100.0%	$4,491	100.0%	$7,524	100.0%
Cost of goods sold	865	50.8%	1,593	35.8%	2,150	47.9%	2,436	32.4%
Gross profit	837	49.2%	2,857	64.2%	2,341	52.1%	5,088	67.6%
Operating expenses:
Sales and marketing	831	48.8%	1,271	28.6%	2,285	50.9%	2,388	31.7%
General and administrative	2,539	149.2%	5,521	124.1%	5,375	119.7%	9,825	130.6%
Research and development	465	27.3%	960	21.6%	1,761	39.2%	2,016	26.8%
Impairment of intangible assets	—	—%	6,588	148.0%	—	—%	6,588	87.6%
Total operating expenses	3,835	225.3%	14,340	322.2%	9,421	209.8%	20,817	276.7%
Operating loss	(2,998)	(176.1)%	(11,483)	(258.0)%	(7,080)	(157.6)%	(15,729)	(209.1)%
Other expense (income), net:
Interest expense, net	789	46.4%	213	4.8%	893	19.9%	316	4.2%
Loss on extinguishment of debt	—	—%	71	1.6%	—	—%	71	0.9%
Warrant expense	—	—%	4,127	92.7%	—	—%	4,257	56.6%
(Gain) loss on foreign currency	(133)	(7.8)%	—	—%	10	0.2%	—	—%
Other, net	—	—%	612	13.8%	—	—%	609	8.1%
Loss from continuing operations before income taxes	(3,654)	(214.7)%	(16,506)	(370.9)%	(7,983)	(177.8)%	(20,982)	(278.9)%
Income tax benefit	50	2.9%	586	13.2%	68	1.5%	586	7.8%
Net loss	$(3,604)	(211.8)%	$(15,920)	(357.8)%	$(7,915)	(176.2)%	$(20,396)	(271.1)%

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

The following table contains a reconciliation of non-GAAP net loss to GAAP net loss attributable to common stockholders for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
GAAP net loss attributable to common stockholders	$(3,604)	$(15,920)	$(7,915)	$(20,396)
Adjustments:
Interest expense, net	789	213	893	316
Income tax benefit	(50)	(586)	(68)	(586)
Depreciation and amortization	418	430	838	863
Stock based compensation expense	347	727	774	1,983
Loss on debt extinguishment	—	71	—	71
Liability warrant expense	—	4,127	—	4,257
Impairment of intangible assets	—	6,588	—	6,588
Other, net	—	612	—	609
Non-GAAP loss	$(2,100)	$(3,738)	$(5,478)	$(6,295)

Comparison of Results of Operations

Three months ended June 30, 2020 and June 30, 2019

Net Revenue: The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the three months ended June 30, 2020 and 2019, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended June 30,				Amount	Percentage
	2020		2019		Change	Change
United States	$1,458	85.7%	$4,010	90.1%	$(2,552)	(63.6)%
Australia	120	7.0%	440	9.9%	(320)	(72.7)%
Europe	124	7.3%	—	—%	124	100.0%
Total net revenue	$1,702	100.0%	$4,450	100.0%	$(2,748)	(61.8)%

Revenue totaled $1.7 million for the three months ended June 30, 2020, compared to $4.4 million for the same period in 2019. The primary reason for the decrease in revenue of $2.7 million or 62%, is due to a reduction in sales from the COVID-19 pandemic, which caused elective surgeries to be shut down throughout the world. In the second quarter of 2020, sales volumes began to improve as we progressed through the quarter.

Cost of Goods Sold and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the three months ended June 30, 2020 and 2019, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended June 30,				Amount	Percentage
	2020		2019		Change	Change
Revenue	$1,702	100.0%	$4,450	100.0%	$(2,748)	(61.8)%
Cost of goods sold	865	50.8%	1,593	35.8%	(728)	(45.7)%
Gross profit	$837	49.2%	$2,857	64.2%	$(2,020)	(70.7)%

Gross Profit. Gross profit for the three months ended June 30, 2020 was $0.8 million compared to $2.8 million for the same period in 2019, a decrease of $2.0 million. Gross profit as a percentage of total revenue for the three months ended June 30, 2020 was 49.2% compared to 64.2% for the same period in 2019. The decrease in gross profit margin is primarily due to a decrease in sales as a result of the COVID-19 pandemic.

Operating Expenses: The following table summarizes our unaudited operating expenses for the three months ended June 30, 2020 and 2019, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended June 30,				Amount	Percentage
	2020		2019		Change	Change
Sales and marketing	$831	48.8%	$1,271	28.6%	$(440)	(34.6)%
General and administrative	2,539	149.2%	5,521	124.1%	(2,982)	(54.0)%
Research and development	465	27.3%	960	21.6%	(495)	(51.6)%
Impairment of intangible assets	—	—%	6,588	148.0%	(6,588)	(100.0)%
Total operating expenses	$3,835	225.3%	$14,340	322.3%	$(10,505)	(73.3)%

Sales and Marketing Expense. Sales and marketing expenses for the three months ended June 30, 2020 decreased by $0.4 million or 35%, to $0.8 million, compared to $1.2 million for the same period in 2019. The decrease is primarily due a reduction in payroll related expenses of $0.1 million and global sales commissions of $0.1 million due to a temporary reduction of staff and sales caused by the COVID-19 pandemic. In addition, the company had a reduction in stock based compensation expense of approximately $0.1 million, and a reduction in advertising and marketing costs of $0.1 million.

General and Administrative Expense. General and administrative expenses were $2.5 million for the three months ended June 30, 2020 as compared to $5.5 million for the same period in 2019, a decrease of $3.0 million, or 54%. The decrease is primarily due to decreases in audit, consulting and other professional service provider expense of $1.5 million, legal fees of $1.2 million and a reduction in stock based compensation expense of $0.3 million.

Research and Development Expense. Research and development expenses were $0.5 million for the three months ended June 30, 2020 as compared to $1.0 million for the same period in 2019. The $0.5 million, or 52%, decrease is due to a slowdown in the clinical trials for the ReShape Vest due to the COVID-19 pandemic.

Impairment of Intangible Assets. There were no impairment charges during the three months ended June 30, 2020. During the three months ended June 30, 2019, we recorded an impairment charge of $6.6 million on the indefinite-lived intangible asset recorded in connection with our acquisition of BarioSurg, Inc. (“BarioSurg”) in May 2017. We also assessed the recoverability of finite-lived intangible assets during the second quarter of 2019 and did not identify any impairment as a result the performance of this analysis.

Warrant Expense. There was no warrant expense for the three months ended June 30, 2020. Warrant expense for the three months ended June 30, 2019 includes noncash expense of $8.3 million for the value of variable price features included with the warrants and common stock issued in connection with our equity financing completed in June 2019 in excess of the proceeds received. This noncash expense was reduced by $4.2 million for the decrease in fair value of the warrant liability between the issuance date and June 30, 2019.

Net Interest Expense. Net interest expense for the three months ended June 30, 2020 was $0.8 million compared to $0.2 million for the same period in 2019. The primary reason for the increase is $0.6 million of amortization of deferred issuance cost recorded as interest expense, related to the credit agreement with an institutional investor.

Gain on Foreign Currency Exchange. Gain on foreign currency exchange for the three months ended June 30, 2020 was $0.1 million. There was neither a gain nor a loss for the same period in 2019.

Other, net. There were no other expenses for the three months ended June 30, 2020. Other, net expenses of $0.6 million for the three months ended June 30, 2019 primarily relates to transaction costs required to be expensed as a result of the liability treatment for the warrants issued in connection with our June equity financing.

Income Tax Benefit. An income tax benefit of $50 thousand was recorded for the three months ended June 30, 2020, primarily related to expected losses in Australia. There was an income tax benefit of $0.6 million for the same period in 2019.

Six months ended June 30, 2020 and June 30, 2019

Net revenue. The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the six months ended June 30, 2020 and 2019, as well as the amount of change and percentage of change (dollars in thousands):

	Six Months Ended June 30,				Amount	Percentage
	2020		2019		Change	Change
United States	$3,412	76.0%	$7,076	94.0%	$(3,664)	(51.8)%
Australia	418	9.3%	448	6.0%	(30)	(6.7)%
Europe	636	14.2%	—	—%	636	100.0%
Rest of World	25	0.6%	—	—%	25	100.0%
Total net revenue	$4,491	100.0%	$7,524	100.0%	$(3,033)	(40.3)%

Revenue totaled $4.5 million for the six months ended June 30, 2020, compared to $7.5 million for the same period in 2019. The primary reason for the decrease in revenue of $3.0 million, or 40%, is due to a reduction in sales from the COVID-19 pandemic, which caused elective surgeries to be shut down throughout the world at the end of the first quarter of 2020. In the second quarter of 2020, sales volumes began to improve as we progressed through the quarter. International revenue increased by $0.6 million for the six months ended June 30, 2020 compared to the same period in 2019, due to increased international sales during the first quarter of 2020, as we began limited direct international distribution during the second quarter of 2019.

Cost of Goods Sold and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the six months ended June 30, 2020 and 2019, as well as the amount of change and percentage of change (dollars in thousands):

	Six Months Ended June 30,				Amount	Percentage
	2020		2019		Change	Change
Revenue	$4,491	100.0%	$7,524	100.0%	$(3,033)	(40.3)%
Cost of goods sold	2,150	47.9%	2,436	32.4%	(286)	(11.7)%
Gross profit	$2,341	52.1%	$5,088	67.6%	$(2,747)	(54.0)%

Gross Profit. Gross profit for the six months ended June 30, 2020 was $2.3 million compared to $5.0 million for the same period in 2019, a decrease of $2.7 million. Gross profit as a percentage of total revenue for the six months ended June 30, 2020 was 52.1% compared to 67.6% for the same period in 2019. The decrease in gross profit margin is primarily due to reduced overall sales from the COVID-19 pandemic, coupled with an increase in international sales, which have a lower margin than domestic sales.

Operating expenses:

	Six Months Ended June 30,				Amount	Percentage
	2020		2019		Change	Change
Sales and marketing	$2,285	50.9%	$2,388	31.7%	$(103)	(4.3)%
General and administrative	5,375	119.7%	9,825	130.6%	(4,450)	(45.3)%
Research and development	1,761	39.2%	2,016	26.8%	(255)	(12.6)%
Impairment of intangible assets	—	—%	6,588	87.6%	(6,588)	(100.0)%
Total operating expenses	$9,421	209.8%	$20,817	276.7%	$(11,396)	(54.7)%

Sales and Marketing Expense. Sales and marketing expenses for the six months ended June 30, 2020 decreased by $0.1 million or 4%, to $2.3 million, compared to $2.4 million for the same period in 2019. The decrease is primarily due a reduction in payroll related expenses of $0.1 million, a reduction in stock based compensation expenses of $0.2 million and a reduction in travel and entertainment expenses of $0.1 million, due to a temporary reduction of personnel caused by the COVID-19 pandemic. This was offset by an increase in consulting expenses of $0.1 million and an increase in advertising and marketing costs of $0.1 million. The increases in consulting and advertising and marketing are primarily attributable to spend during the first quarter of 2020 prior to the impact of the COVID-19 pandemic.

General and Administrative Expense. General and administrative expenses were $5.3 million for the six months ended June 30, 2020 as compared to $9.8 million for the same period in 2019, a decrease of $4.5 million, or 45%. The decrease is primarily due to decreases in audit, consulting and other professional service provider expense of $2.2 million, legal fees of $1.4 million and stock based compensation expense of $1.0 million, offset by an increase in bad debt expense of approximately $0.1 million.

Research and Development Expense. Research and development expenses were $1.8 million for the six months ended June 30, 2020 as compared to $2.0 million for the same period in 2019. The $0.2 million, or 13%, decrease is due to a slowdown of the clinical trials for the ReShape Vest due to the COVID-19 pandemic.

Impairment of Intangible Assets. There was no impairment charge recorded during the six months ended June 30, 2020. During the six months ended June 30, 2019, we recorded an impairment charge of $6.6 million on the indefinite-lived intangible asset recorded in connection with our acquisition of BarioSurg, Inc. (“BarioSurg”) in May 2017. We also assessed the recoverability of finite-lived intangible assets during the second quarter of 2019 and did not identify any impairment as a result the performance of this analysis.

Warrant Expense. There was no warrant expense for the six months ended June 30, 2020. Warrant expense for the six months ended June 30, 2019 includes noncash expense of $8.3 million for the value of variable price features included with the warrants and common stock issued in connection with our equity financing completed in June 2019 in excess of the proceeds received. This noncash expense was reduced by $4.2 million for the decrease in fair value of the warrant liability between the issuance date and June 30, 2019. In addition, during the six months ended June 30, 2019, we recorded warrant expense of $0.1 million for the change in fair value of certain warrants held by certain institutional investors for which the exercise price was reduced in connection with the sale of convertible subordinated debentures to those investors.

Net Interest Expense. Net interest expense for the six months ended June 30, 2020 was $1.0 million compared to $0.3 million for the same period in 2019. The primary reason for the increase is $0.8 million of amortization of deferred issuance cost recorded as interest expense, slightly offset by the interest expense related to the subordinated debentures in 2019.

Loss on Foreign Currency Exchange. Loss on foreign currency exchange for the six months ended June 30, 2020 was $10 thousand, as the gains recognized during the second quarter of 2020 offset the losses recognized during the first quarter of 2020. There was neither a gain nor a loss for the same period in 2019.

Other, net. There were no other expenses for the six months ended June 30, 2020. Other, net expenses of $0.6 million for the six months ended June 30, 2019 primarily relates to transaction costs required to be expensed as a result of the liability treatment for the warrants issued in connection with our June 2019 equity financing.

Income Tax Benefit. An income tax benefit of $68 thousand was recorded for the three months ended June 30, 2020, primarily related to expected losses in Australia. There was an income tax benefit of $0.6 million for the same period in 2019.

Liquidity and Capital Resources

As of June 30, 2020, we had $1.5 million of cash and cash equivalents to fund operations. We have financed our operations to date principally through the sale of equity securities and debt financing. Our anticipated operations include plans to (i) continue to integrate the sales and operations of the Company with the newly acquired Lap-Band product line in order to expand sales domestically and internationally as well as to obtain cost savings synergies, (ii) continue development of the ReShape Vest, (iii) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third party sales and licensing opportunities, and (iv) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities. However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing to support its operations.

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

The following table summarizes our change in cash and cash equivalents and restricted cash (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Net cash used in operating activities	$(5,812)	$(8,599)
Net cash used in investing activates	(82)	—
Cash provided in financing activities	4,506	7,406
Effect of exchange rate changes	(21)	—
Net change in cash and cash equivalents	$(1,409)	$(1,193)

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations was $5.8 million and $8.6 million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, net cash used in operating activities was primarily the result of our net loss of $7.9 million, partially offset by non-cash adjustments for amortization of intangible assets of $0.8 million, stock based compensation expense of $0.8 million, amortization of deferred debt issuance cost of $0.8 million, bad debt expense of $0.2 million, provision for inventory excess and obsolescence of $0.2 million and noncash interest expense of $0.1 million. In addition, the Company has focused on collection of accounts receivable, which resulted in an increase to cash of $1.0 million, which was offset by an increase in inventory of $1.0 million primarily due to slower sales related to the COVID-19 pandemic, and a decrease in accounts payable and accrued liabilities of $1.0 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $0.1 million, comprised of capital expenditures related to the process of moving manufacturing from Costa Rica to the United States. This move is expected to be completed by the start of the first quarter 2021. Because of this, we anticipate net cash used in investing activities to be higher in 2020 compared to 2019. There was no cash used in investing activities for the six months ended June 30, 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $4.5 million for the six months ended June 30, 2020, consisted of proceeds received from the credit agreement with an institutional investor of $3.0 million, $1.0 million received under the CARES Act in the form of a PPP Loan and $0.6 million in cash received from the exercise of warrants, offset by approximately $0.1 million of debt issuance costs.

Net cash provided by financing activities of $7.4 million for the six months ended June 30, 2019 was primarily related to $7.6 million of cash proceeds we received in connection with an equity financing completed in June 2019.  A portion of the net proceeds from the equity financing were used to repay the $2.2 million face amount of convertible subordinated debentures that were issued at an original issue discount of 10% in March 2019.

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

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our ReShape Vest, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the ReShape Vest or other additional products and successfully deliver a commercial product to the market. Our future capital requirements will depend on many factors, including, but not limited to, the following:

●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	the cost of establishing clinical and commercial supplies of our ReShape Vest and any products that we may develop;
●	the rate of market acceptance of our ReShape Vest and any other product candidates;
●	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;
●	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;
●	the effect of competing products and market developments;
●	the cost of explanting clinical devices;
●	the terms and timing of any collaborative, licensing or other arrangements that we may establish;
●	revenue from sales of our established Lap-Band product, any revenue generated by sales of our ReShape Vest or future products;
●	the scope, rate of progress, results and cost of our clinical trials and other research and development activities;
●	the cost and timing of obtaining any further required regulatory approvals; and
●	the extent to which we invest in products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

During the three and six months ended June 30, 2020 there were no material changes to our significant accounting policies which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements.

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

Based on their evaluation as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed at a reasonable level and effective as of the end of the period covered in the report in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2020, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: August 13, 2020