Form 10-Q
period 2020-09-30
ReShape Lifesciences Inc.
filed 2020-11-13
CIK 1371217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 11, 2020, 5,586,554 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share amounts; unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,857	$2,935
Restricted cash	50	50
Accounts and other receivables (net of allowance for doubtful accounts of $893 and $709 respectively)	2,951	4,096
Inventory (Note 3)	1,988	1,317
Prepaid expenses and other current assets (Note 3)	1,304	1,711
Total current assets	8,150	10,109
Property and equipment, net	431	16
Operating lease right-of-use assets (Note 6)	540	758
Other intangible assets, net	27,424	28,674
Other assets	46	99
Total assets	$36,591	$39,656
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,761	$4,263
Accrued and other liabilities (Note 3)	3,257	3,821
Warranty liability, current	383	105
Debt, current portion, net of deferred financing costs	6,558	1,909
Operating lease liabilities, current (Note 6)	309	291
Total current liabilities	14,268	10,389
Debt, noncurrent portion	3,204	2,728
Operating lease liabilities, noncurrent (Note 6)	243	477
Warranty liability, noncurrent	1,091	1,253
Deferred income taxes	702	702
Total liabilities	19,508	15,549
Commitments, contingencies (Note 12)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized:
Series B convertible preferred stock, $0.001 par value; 3 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Series C convertible preferred stock, $0.001 par value; 95,388 shares issued and outstanding at September 30, 2020 and December 31, 2019	1	1
Common stock, $0.001 par value; 275,000,000 shares authorized at September 30, 2020 and December 31, 2019; 5,586,554 and 391,739 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	5	—
Additional paid-in capital	523,442	517,311
Accumulated deficit	(506,291)	(493,197)
Accumulated other comprehensive loss	(74)	(8)
Total stockholders’ equity	17,083	24,107
Total liabilities and stockholders’ equity	$36,591	$39,656

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Operations

(dollars in thousands, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$3,602	$3,515	$8,092	$11,039
Cost of revenue	1,321	1,413	3,471	3,849
Gross profit	2,281	2,102	4,621	7,190
Operating expenses:
Sales and marketing	1,160	950	3,446	3,338
General and administrative	2,434	4,412	7,809	14,237
Research and development	859	858	2,619	2,874
Impairment of intangible assets	—	—	—	6,588
Loss on litigation settlement	—	1,500	—	1,500
Total operating expenses	4,453	7,720	13,874	28,537
Operating loss	(2,172)	(5,618)	(9,253)	(21,347)
Other expense (income), net:
Interest expense, net	739	74	1,632	390
Loss on extinguishment of debt	2,435	—	2,435	71
Warrant expense	—	22,564	—	26,821
Gain on foreign currency exchange	(128)	(229)	(118)	(229)
Other, net	—	727	—	1,336
Loss before income tax provision	(5,218)	(28,754)	(13,202)	(49,736)
Income tax benefit	(39)	—	(108)	(586)
Net loss attributable to common shareholders	$(5,179)	$(28,754)	$(13,094)	$(49,150)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(0.74)	$(106.44)	$(1.89)	$(235.42)
Shares used to compute basic and diluted net loss per share	6,968,221	270,136	6,913,188	208,777

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Comprehensive Loss

(dollars in thousands; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(5,179)	$(28,754)	$(13,094)	$(49,150)
Foreign currency translation adjustments	(45)	(9)	(66)	(9)
Other comprehensive loss, net of tax	(45)	(9)	(66)	(9)
Comprehensive loss	$(5,224)	$(28,763)	$(13,160)	$(49,159)

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity

(dollars in thousands; unaudited)

	Three Months Ended September 30, 2020
	Series B Convertible		Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance June 30, 2020	3	$—	95,388	$1	5,586,554	$5	$520,288	$(501,112)	$(29)	$19,153
Net loss	—	—	—	—	—	—	—	(5,179)	—	(5,179)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(45)	(45)
Stock-based compensation expense	—	—	—	—	—	—	255	—	—	255
Issuance of warrants	—	—	—	—	—	—	2,899	—	—	2,899
Institutional exercise of warrants	—	—	—	—	—	—	—	—	—	—
Cashless exercise of warrants	—	—	—	—	—	—	—	—	—	—
Common stock issued for professional services	—	—	—	—	—	—	—	—	—	—
Balance September 30, 2020	3	$—	95,388	$1	5,586,554	$5	$523,442	$(506,291)	$(74)	$17,083

	Nine Months Ended September 30, 2020
	Series B Convertible		Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance December 31, 2019	3	$—	95,388	$1	391,739	$—	$517,311	$(493,197)	$(8)	$24,107
Net loss	—	—	—	—	—	—	—	(13,094)	—	(13,094)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(66)	(66)
Stock-based compensation expense	—	—	—	—	—	—	1,029	—	—	1,029
Issuance of warrants	—	—	—	—	—	—	4,292	—	—	4,292
Institutional exercise of warrants	—	—	—	—	5,085,834	5	605	—	—	610
Cashless exercise of warrants	—	—	—	—	58,981	—	—	—	—	—
Common stock issued for professional services	—	—	—	—	50,000	—	205	—	—	205
Balance September 30, 2020	3	$—	95,388	$1	5,586,554	$5	$523,442	$(506,291)	$(74)	$17,083

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity (Continued)

(dollars in thousands; unaudited)

	Three Months Ended September 30, 2019
	Series B Convertible		Series C Convertible		Series E Convertible				Additional		Accumulated	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance June 30, 2019	3	$—	95,388	$1	—	$—	237,544	$—	$452,777	$(439,386)	$—	$13,392
Net loss	—	—	—	—	—	—	—	—	—	(28,754)	—	(28,754)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	(9)	(9)
Stock-based compensation expense	—	—	—	—	—	—	—	—	(497)	—	—	(497)
Institutional sales of common stock and warrants, net of issuance costs	—	—	—	—	—	—	69,167	—	150	—	—	150
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	47,083	—	56	—	—	56
Balance September 30, 2019	3	$—	95,388	$1	—	$—	353,794	$—	$452,486	$(468,140)	$(9)	$(15,662)

	Nine Months Ended September 30, 2019
	Series B Convertible		Series C Convertible		Series E Convertible				Additional		Accumulated	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance December 31, 2018	159	$—	95,388	$1	—	$—	73,092	$—	$450,652	$(418,990)	$—	$31,663
Net loss	—	—	—	—			—	—	—	(49,150)	—	(49,150)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	(9)	(9)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,486	—	—	1,486
Warrant expense	—	—	—	—	—	—	—	—	131	—	—	131
Institutional sales of common stock and warrants, net of issuance costs	—	—	—	—	—	—	200,202	—	478	—	—	478
Warrant adjustment	—	—	—	—	—	—	—	—	(312)	—	—	(312)
Conversion of common stock into convertible preferred stock	—	—	—	—	1,192,000	12	(9,933)	—	(12)	—	—	—
Conversions of convertible preferred stock into common stock	(156)	—	—	—	(1,192,000)	(12)	9,933	—	12	—	—	—
Issuance of common stock upon exercise of warrants, net of issuance costs	—	—	—	—	—	—	80,500	—	51	—	—	51
Balance September 30, 2019	3	$—	95,388	$1	—	$—	353,794	$—	$452,486	$(468,140)	$(9)	$(15,662)

See accompanying Notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands; unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,094)	$(49,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8	36
Amortization of intangible assets	1,249	1,249
Impairment of intangible assets	—	6,588
Noncash interest expense	175	880
Fair value adjustment to embedded derivative	—	(481)
Loss on extinguishment of debt	2,435	71
Stock-based compensation	1,029	1,486
Bad debt expense	184	287
Provision for inventory excess and obsolescence	244	—
Warrant expense	—	26,821
Amortization of debt discount and deferred debt issuance costs	1,392	—
Deferred income tax benefit	—	(586)
Other noncash items	21	31
Change in operating assets and liabilities:
Accounts and other receivables	962	(2,343)
Inventory	(915)	(204)
Prepaid expenses and other current assets	613	(527)
Accounts payable and accrued liabilities	(1,260)	2,986
Warranty liability	116	—
Other	53	(23)
Net cash used in operating activities	(6,788)	(12,879)
Cash flows from investing activities:
Capital expenditures	(230)	—
Cash used in investing activities:	(230)	—
Cash flows from financing activities:
Proceeds from issuance of subordinated convertible debentures	—	2,000
Payments of financing costs	(59)	(21)
Repayment of subordinated convertible debentures	—	(2,200)
Proceeds from sale and issuance of equity securities	—	15,083
Payments of equity issuance costs	—	(44)
Proceeds from institutional exercise of warrants	610	239
Proceeds from credit agreement	4,500	—
Proceeds from PPP loan	955	—
Net cash provided by financing activities	6,006	15,057
Effect of currency exchange rate changes on cash and cash equivalents	(66)	(9)
Net decrease in cash, cash equivalents and restricted cash	(1,078)	2,169
Cash, cash equivalents and restricted cash at beginning of period	2,985	5,548
Cash, cash equivalents and restricted cash at end of period	$1,907	$7,717
Noncash investing and financing activities:
Relative fair value of warrants classified as debt issuance costs	$1,393	$—
Fair value of warrants included as a component of loss on extinguishment of debt	2,899	—
Capital expenditures accruals	193	—
Conversion of common stock to convertible preferred stock	—	(1)

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

Net Loss Per Share

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30,
	2020	2019
Stock options	46	155
Convertible preferred stock	1,288	1,288
Warrants	9,483,446	13,647,740

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

(2)  Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue in the short-term. The Company’s history of operating losses and limited cash resources and lack of certainty regarding obtaining significant third-party reimbursement of its products, raise substantial doubt about its ability to continue as a going concern.

As of September 30, 2020 the Company had net negative working capital of approximately $6.1 million. The Company’s principal source of liquidity as of September 30, 2020 consisted of approximately $1.9 million of cash and cash equivalents and restricted cash, and $3.0 million of accounts receivable.

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

COVID-19 Risk and Uncertainties and CARES Act

Additionally, on January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures have at times included the cessation of non-elective surgeries in Australia, Europe and the United States for all but emergency procedures. As a result of these mandates, on April 16, 2020, the Company implemented various short-term cost reductions and cash flow improvement actions, such as reducing the compensation for executives, management and key employees and decreasing operating expenses where possible. In addition, the Company also identified temporary headcount reductions and made the decision to furlough a portion of its workforce. During the second quarter of 2020, the mandated closures began to ease in many areas throughout the world and within the United States. As a result of this, elective surgeries started back up again through various parts of the world, which led to improved sales progressing through the third quarter. Even after the COVID-19 outbreak has subsided, the Company may continue to experience materially adverse impact on its financial condition and results of operation. Additionally, on June 15, 2020, the Company ended the temporary pay reductions and the furloughed employees returned to work. The full impact of the COVID-19 outbreak continues to evolve and it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce and has taken actions to mitigate the impact including among other things, temporary reductions in pay, and furloughs of certain positions along with deferrals in payment for cash preservation. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act established the Paycheck Protection Program (“PPP”) under which the Company received a PPP loan described in more detail in Note 5 below. We continue to examine the impact that the CARES Act may have on our business and the PPP loan.

(3)  Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following:

Inventory:

	September 30,	December 31,
	2020	2019
Raw materials	$137	$—
Sub-assemblies	827	—
Finished goods	1,024	1,317
Total inventory	$1,988	$1,317

Prepaid expenses and other current assets:

	September 30,	December 31,
	2020	2019
Prepaid contract research organization expenses	$580	$1,356
Prepaid insurance	431	190
Other	293	165
Total prepaid expenses and other current assets	$1,304	$1,711

Accrued and other liabilities:

	September 30,	December 31,
	2020	2019
Accrued professional services	$599	$1,432
Payroll and benefits	1,526	1,021
Taxes	200	373
Equity transaction related liability	—	211
Customer deposits	357	202
Accrued insurance premium	—	87
Other	575	495
Total accrued and other liabilities	$3,257	$3,821

(4) Intangible Assets

Indefinite-lived intangible assets consist of in-process research and development (“IPR&D”) for the ReShape Vest recorded in connection with the Company’s acquisition of BarioSurg, Inc. The Company’s finite-lived intangible assets consists of developed technology, trademarks and tradenames, and covenant not compete. The estimated useful lives of these finite-lived intangible assets ranges from 3 to 10 years. The amortization expenses for both the three months ended September 30, 2020 and 2019 was $0.4 million, and for both the nine months ended September 30, 2020 and 2019 was $1.2 million.

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

(5)  Debt

	September 30,	December 31,
	2020	2019
Asset purchase consideration	$4,813	$4,637
Credit agreement	4,500	—
PPP Loan	955	—
Total debt	10,268	4,637
Less: unamortized debt discount	506	—
Less: current portion of debt	6,558	1,909
Debt, noncurrent portion	$3,204	$2,728

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

Credit Agreement

On March 25, 2020, the Company executed a credit agreement up to $3.5 million, with an institutional investor (the “Lender”), who holds warrants in connection with the June 2019 and September 2019 transactions. On the day of closing, the Company received $2.5 million and the additional $1.0 million may be drawn from time to time 30 days after the closing date but prior to five months after the closing date, in $500 thousand increments per draw. On June 23, 2020, the Company made the first additional draw of $500 thousand and on July 29, 2020 the second $500 thousand draw was made.

On September 14, 2020, the Company and the Lender entered into an amendment to the credit agreement that increased the amount available under delayed draw term loans by $2.0 million. The Company borrowed $1.0 million of the available amount immediately and the remaining $1.0 million will be available in increments of least $500 thousand with at least 30 days between borrowings and issued an additional 1,200,000 Series G Warrants. The Company evaluated the accounting related to the amendment and in conjunction with the warrants issued. Based on this analysis the Company determined the agreements are substantially different and extinguished the original credit agreement and recorded the amended credit agreement as a new debt at a fair value of $3.9 million. As a result, the Company recorded a debt discount of approximately $0.6 million and a $2.4 million loss on extinguishment of debt which is comprised of the fair value of the warrants and unamortized debt issuance cost with the original credit agreement, offset by the debt discount. At September 30, 2020 there was approximately $0.5 million of unamortized debt discount. Pursuant to the amendment of the credit agreement, the maturity date of the loans are March 31, 2021 and the loans bear interest at LIBOR plus 2.5%.

As required by the terms of this credit agreement, the lender exercised its warrants to purchase an aggregate of 5,085,834 shares of common stock with a current exercise price of $0.12 per warrant on April 15, 2020, in which the Company received net proceeds of $0.6 million. In addition, the Company issued to the lender 1,200,000 Series G warrants to purchase an aggregate of 1,200,000 shares of common stock. As an inducement to the Lender to enter into the amendment and make the additional loans contemplated thereby, the Company issued to the Lender an additional 1,200,000 Series G warrants dated September 14, 2020 to purchase an aggregate of 1,200,000 shares of common stock. The original Series G warrants were valued using the relative fair value basis and the amount was recorded as part of the debt issuance costs, see Note 8 for additional details.

Asset Purchase Consideration Payable

The asset purchase consideration payable related to the Company’s December 2018 acquisition of the Lap-Band product line from Apollo Endosurgery, Inc. (“Apollo”), was initially recorded at net present value using a discount rate of 5.1%. The asset purchase consideration payable was originally secured by a first security interest in substantially all of the Company’s assets, but that security interest terminated in accordance with its terms in October 2019. At September 30, 2020, the aggregate carrying value of the current and noncurrent asset purchase consideration payable of approximately $4.8 million, as adjusted for accretion of interest of approximately $0.5 million.

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

Operating lease costs was $0.1 million for both the three months ended September 30, 2020 and 2019, and $0.2 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively. Variable lease costs were not material.

Supplemental information related to operating leases is as follows:

Balance Sheet Information at September 30, 2020
Operating lease ROU assets	$540

Operating lease liabilities, current portion	$309
Operating lease liabilities, long-term portion	243
Total operating lease liabilities	$552

Cash Flow Information for the Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of operating leases liabilities	$242

Maturities of operating lease liabilities were as follows:

Twelve months ending September 30,
2021	$330
2022	248
2023	—
Total lease payments	578
Less: imputed interest	26
Total lease liabilities	$552

Weighted-average remaining lease term at end of period (in years)	1.7
Weighted-average discount rate at end of period	5.1%

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

April 2020 Exercise of Warrants for Common Stock

As discussed in Note 5 above, in connection with the credit agreement, the lender exercised its Series C and Series F warrants to purchase an aggregate of 5,085,834 shares of common stock with a current exercise price of $0.12 per warrant on April 15, 2020, in which the Company received net proceeds of $0.6 million.

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

Conversion of Series B Convertible Preferred Stock into Common Stock

During the nine months ended September 30, 2019, 156 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) were converted into 1,040 shares of common stock. At September 30, 2020, the remaining 3 shares of Series B Preferred stock are convertible into 1,250 shares of common stock.

(8) Warrants

On September 14, 2020, the Company issued 1,200,000 Series G Warrants to an institutional investor in connection with an amendment to the credit agreement. The Series G Warrants were valued at $2.9 million using the fair value approach at the time of issuance was recorded as a component of the loss on extinguishment of debt, see Note 5 above for details. The fair value of the Series G Warrants was determined using a Black Scholes option pricing model using a risk-free interest rate of 0.27%, an expected term of five years; expected dividends of zero and expected volatility of 101.1%.

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

(9) Revenue Disaggregation and Operating Segments

The Company conducts operations worldwide and has sales in the following regions: United States, Australia, Europe and Rest of World. For the three and nine months ended September 30, 2020 and 2019, the Company only sold the LAP-BAND products. The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
United States	$2,594	$3,143	$6,006	$10,219
Australia	307	372	725	820
Europe	637	—	1,273	—
Rest of world	64	—	88	—
Total net revenue	$3,602	$3,515	$8,092	$11,039

*The next largest individual country outside the United States was United Kingdom for the three months ended September 30, 2020 which was 9.6% of total revenues, and Australia for the nine months ended September 30, 2020 which was 9.0% of total revenues. Australia was the next largest individual country outside the United States for both the three and nine months ended September 30, 2019 and was 10.5% and 7.2%, respectively, of total revenues.

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

(10) Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter the Company updates its estimate of the annual effective tax rate. The Company’s quarter tax provision, and quarterly estimate of annual effective tax rate, are subject to significant volatility due to several factors, including the Company’s ability to accurately predict pre-tax income and loss. During the three and nine months ended September 30, 2020 a $39 thousand and $108 thousand, respectively, tax benefit was recorded, primarily due to adjusted pre-tax income in Australia. No income tax expense or benefit was recorded for the three months ended September 30, 2019 due to the valuation of allowance on deferred tax assets. The Company recorded an income tax benefit of $0.6 million for the nine months ended September 30, 2019, in connection with the impairment of IPR&D, which resulted in a reduction in the deferred tax liability associated with the indefinite-lived intangible asset.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical losses, projections of losses in future periods and potential limitations pursuant to changes in ownership under Internal Revenue Code (“IRC”) Section 382, the Company provided a valuation allowance at both September 30, 2020 and December 31, 2019.

(11)  Stock-based Compensation

Stock-based compensation expense related to stock options issued under the ReShape Lifesciences Inc. Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”) and as inducement grants for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Sales and marketing	$—	$(78)	$—	$70
General and administrative	255	(420)	1,029	43
Research and development	—	1	—	1,373
Total stock-based compensation expense	$255	$(497)	$1,029	$1,486

As of September 30, 2020 there was approximately $0.5 million of total unrecognized compensation costs related to unvested stock option awards, which are to be recognized over a weighted-average period of 1.4 years. There were no stock options granted during both the three and nine months ended September 30, 2020 and 2019.

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

(13) Subsequent Events

As part of the amendment to the credit agreement discussed in Note 5 above, the Company is permitted to make two additional delayed drawdowns. On November 13, 2020, the Company received the first additional draw of $500 thousand dollars.

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

On April 16, 2020, the Company implemented various short-term cost reductions and cash flow improvement actions, such as reducing the compensation for executives, management and key employees and decreasing operating expenses where possible. In addition, the Company also identified temporary headcount reductions and made the decision to furlough a portion of its workforce. During the second quarter of 2020, certain government-mandated closures began to ease and many areas throughout the world and within the United States began to allow elective surgeries. As a result of the easing, the Company did see sales volumes improve as we progressed through the third quarter. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impact on our financial condition and results of operations. Additionally, on June 15, 2020, the Company ended the temporary pay reductions and the furloughed employees returned to work.

On September 14, 2020, the Company entered into an amendment to the credit agreement that increased the amount available under delayed draw term loans by $2.0 million, of which $1.0 million was received upfront. In addition, to the increase in the amount available under delayed draw term loans, the maturity date of the loans under the credit agreement, including those under the amendment, was extended from September 24, 2020 to March 31, 2021. See Note 5 to the condensed consolidated financial statements for further details.

During the third quarter of 2020, the Company launched ReShapeCareTM. ReShapeCare is an effective, convenient telehealth based coaching program and is typically covered by insurance providers. It works in partnership with patients and doctors, helping patients treat, manage, and improve the chronic, metabolic disease of obesity through a customizable program utilizing board certified clinical health coaches with the direction of their physician.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of net revenue (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Revenue	$3,602	100.0%	$3,515	100.0%	$8,092	100.0%	$11,039	100.0%
Cost of goods sold	1,321	36.7%	1,413	40.2%	3,471	42.9%	3,849	34.9%
Gross profit	2,281	63.3%	2,102	59.8%	4,621	57.1%	7,190	65.1%
Operating expenses:
Sales and marketing	1,160	32.2%	950	27.0%	3,446	42.6%	3,338	30.2%
General and administrative	2,434	67.6%	4,412	125.5%	7,809	96.5%	14,237	129.0%
Research and development	859	23.8%	858	24.4%	2,619	32.4%	2,874	26.0%
Impairment of intangible assets	—	—%	—	—%	—	—%	6,588	59.7%
Loss on litigation settlement	—	—%	1,500	42.7%	—	—%	1,500	13.6%
Total operating expenses	4,453	123.6%	7,720	219.6%	13,874	171.5%	28,537	258.5%
Operating loss	(2,172)	(60.3)%	(5,618)	(159.8)%	(9,253)	(114.3)%	(21,347)	(193.4)%
Other expense (income), net:
Interest expense, net	739	20.5%	74	2.1%	1,632	20.2%	390	3.5%
Loss on extinguishment of debt	2,435	68%	—	—%	2,435	30%	71	0.6%
Warrant expense	—	—%	22,564	641.9%	—	—%	26,821	243.0%
(Gain) loss on foreign currency	(128)	(3.6)%	(229)	(7)%	(118)	(1.5)%	(229)	(2)%
Other, net	—	—%	727	20.7%	—	—%	1,336	12.1%
Loss from continuing operations before income taxes	(5,218)	(144.9)%	(28,754)	(818.0)%	(13,202)	(163.1)%	(49,736)	(450.5)%
Income tax benefit	(39)	(1.1)%	—	—%	(108)	(1.3)%	(586)	(5.3)%
Net loss	$(5,179)	(143.8)%	$(28,754)	(818.0)%	$(13,094)	(161.8)%	$(49,150)	(445.2)%

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

The following table contains a reconciliation of non-GAAP net loss to GAAP net loss attributable to common stockholders for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
GAAP net loss attributable to common stockholders	$(5,179)	$(28,754)	$(13,094)	$(49,150)
Adjustments:
Interest expense, net	739	74	1,632	390
Income tax benefit	(39)	—	(108)	(586)
Depreciation and amortization	419	423	1,257	1,286
Stock-based compensation expense	255	(497)	1,029	1,486
Loss on extinguishment of debt	2,435	—	2,435	71
Warrant expense	—	22,564	—	26,821
Loss on litigation settlement	—	1,500		1,500
Impairment of intangible assets	—	—	—	6,588
Other, net	—	727	—	1,336
Non-GAAP loss	$(1,370)	$(3,963)	$(6,849)	$(10,258)

Comparison of Results of Operations

Three months ended September 30, 2020 and September 30, 2019

Net Revenue: The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the three months ended September 30, 2020 and 2019, as well as the percentage of each location to total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended September 30,				Amount	Percentage
	2020		2019		Change	Change
United States	$2,594	72.0%	$3,143	89.4%	$(549)	(17.5)%
Australia	307	8.5%	372	10.6%	(65)	(17.5)%
Europe	637	17.7%	—	—%	637	100.0%
Rest of World	64	1.8%	—	—%	64	100.0%
Total net revenue	$3,602	100.0%	$3,515	100.0%	$87	2.5%

Revenue totaled $3.6 million for the three months ended September 30, 2020, compared to $3.5 million for the same period in 2019. The primary reason for the increase in revenue of $0.1 million or 2.5%, is due to increased sales in Europe. Sales in Europe increased by 100%, as there was limited distribution in Europe during the third quarter of 2019, and such was included within United States’ revenue.

Cost of Goods Sold and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the three months ended September 30, 2020 and 2019, as well as the percentage compared to total revenue and amount of change and percentage of change (dollars in thousands):

	Three Months Ended September 30,				Amount	Percentage
	2020		2019		Change	Change
Revenue	$3,602	100.0%	$3,515	100.0%	$87	2.5%
Cost of goods sold	1,321	36.7%	1,413	40.2%	(92)	(6.5)%
Gross profit	$2,281	63.3%	$2,102	59.8%	$179	8.5%

Gross Profit. Gross profit for the three months ended September 30, 2020 was $2.3 million compared to $2.1 million for the same period in 2019, an increase of $0.2 million. Gross profit as a percentage of total revenue for the three months ended September 30, 2020 was 63.3% compared to 59.8% for the same period in 2019. The increase in gross profit margin is primarily due to increased average selling prices and reduced period expenses, including lower overhead department expenses.

Operating Expenses: The following table summarizes our unaudited operating expenses for the three months ended September 30, 2020 and 2019, as well as the percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended September 30,				Amount	Percentage
	2020		2019		Change	Change
Sales and marketing	$1,160	32.2%	$950	27.0%	$210	22.1%
General and administrative	2,434	67.6%	4,412	125.5%	(1,978)	(44.8)%
Research and development	859	23.8%	858	24.4%	1	0.1%
Loss on litigation settlement	—	—%	1,500	42.7%	(1,500)	(100.0)%
Total operating expenses	$4,453	123.6%	$7,720	219.6%	$(3,267)	(42.3)%

Sales and Marketing Expense. Sales and marketing expenses for the three months ended September 30, 2020 increased by $0.2 million or 22.1%, to $1.2 million, compared to $1.0 million for the same period in 2019. The increase is primarily due to an increase in payroll related expenses of $0.1 million, global sales commissions of $0.1 million and stock-based compensation expense of $0.1 million compared to the third quarter of 2019. This is offset by a reduction of approximately $0.1 million in travel and entertainment expenses, due to reduced travel from the COVID-19 pandemic.

General and Administrative Expense. General and administrative expenses were $2.4 million for the three months ended September 30, 2020 as compared to $4.4 million for the same period in 2019, a decrease of $2.0 million, or 44.8%. The decrease is primarily due to decreases in audit, consulting and other professional service provider expense of $1.2 million, legal fees of $1.2 million and bad debt expense of $0.2 million; offset by an increase in stock-based compensation expense of $0.7 million, due to forfeitures and cancellations of options during the third quarter of 2019.

Research and Development Expense. Research and development expenses were $0.9 million for both the three months ended September 30, 2020 and 2019. The Company did have a decrease in research and development expenses due to a slowdown in the clinical trials for the ReShape Vest as a result of the COVID-19 pandemic. This was offset by an increase in payroll related expenses.

Loss on Litigation Settlement. During the third quarter of 2019, the Company recognized a contingent loss of $1.5 million relating to the patent infringement claim with Fulfillium. Under the Settlement Agreement, Fulfillium agreed to dismiss with prejudice the previously-disclosed lawsuits filed by Fulfillium.

Warrant Expense. There was no warrant expense for the three months ended September 30, 2020. Warrant expense for the three months ended September 30, 2019 includes approximately $17.2 million for issuance of the prefunded Series F Warrants and Series E Warrants. Additionally, there was approximately $5.4 million of additional expense for the increase in fair value of the warrant liability during the period.

Net Interest Expense. Net interest expense for the three months ended September 30, 2020 was $0.7 million compared to $0.1 million for the same period in 2019. The primary reason for the increase is $0.6 million is due to the amortization of deferred issuance costs and debt discount recorded as interest expense, related to the credit agreement with an institutional investor.

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the three months ended September 30, 2020, was $2.4 million due to the extinguishment of debt, relating to the fair value of the warrants issued in connection with the credit agreement amendment and the debt discount.

Gain on Foreign Currency Exchange. Gain on foreign currency exchange for the three months ended September 30, 2020 was $0.1 million compared to a $0.2 million for the same period in the prior year, primarily due to exchange rate fluctuations between the United States dollar and Euro and Australian dollar.

Other, net. There were no other, net expenses for the three months ended September 30, 2020. Other, net expenses of $0.7 million for the three months ended September 30, 2019 primarily relates to transaction costs required to be expensed as a result of the liability treatment for the warrants issued in connection with our September equity financing.

Income Tax Benefit. An income tax benefit of $39 thousand was recorded for the three months ended September 30, 2020, primarily related to adjusted pre-tax income in Australia. There was no income tax expense or benefit for the same period in 2019.

Nine months ended September 30, 2020 and September 30, 2019

Net Revenue. The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the nine months ended September 30, 2020 and 2019, as well as the percentage by location of total revenue and the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended September 30,				Amount	Percentage
	2020		2019		Change	Change
United States	$6,006	74.2%	$10,219	92.6%	$(4,213)	(41.2)%
Australia	725	9.0%	820	7.4%	(95)	(11.6)%
Europe	1,273	15.7%	—	—%	1,273	100.0%
Rest of World	88	1.1%	—	—%	88	100.0%
Total net revenue	$8,092	100.0%	$11,039	100.0%	$(2,947)	(26.7)%

Revenue totaled $8.1 million for the nine months ended September 30, 2020, compared to $11.0 million for the same period in 2019. The primary reason for the decrease in revenue of $2.9 million, or 26.7%, is due to a reduction in sales from the COVID-19 pandemic, which caused elective surgeries to be shut down throughout the world at the end of the first quarter of 2020. In the second quarter of 2020, sales volumes began to improve as we progressed through the quarter and continued through the third quarter with revenues in the quarter being consistent with the prior year.

Cost of Goods Sold and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the nine months ended September 30, 2020 and 2019, as well as percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended September 30,				Amount	Percentage
	2020		2019		Change	Change
Revenue	$8,092	100.0%	$11,039	100.0%	$(2,947)	(26.7)%
Cost of goods sold	3,471	42.9%	3,849	34.9%	(378)	(9.8)%
Gross profit	$4,621	57.1%	$7,190	65.1%	$(2,569)	(35.7)%

Gross Profit. Gross profit for the nine months ended September 30, 2020 was $4.6 million compared to $7.2 million for the same period in 2019, a decrease of $2.6 million. Gross profit as a percentage of total revenue for the nine months ended September 30, 2020 was 57.1% compared to 65.1% for the same period in 2019. The decrease in gross profit margin is primarily due to reduced overall sales from the COVID-19 pandemic, coupled with an increase in international sales, which have a lower margin than domestic sales.

Operating Expenses: The following table summarizes our unaudited operating expenses for the nine months ended September 30, 2020 and 2019, as well as the percentage of total revenue, and the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended September 30,				Amount	Percentage
	2020		2019		Change	Change
Sales and marketing	$3,446	42.6%	$3,338	30.2%	$108	3.2%
General and administrative	7,809	96.5%	14,237	129.0%	(6,428)	(45.1)%
Research and development	2,619	32.4%	2,874	26.0%	(255)	(8.9)%
Impairment of intangible assets	—	—%	6,588	59.7%	(6,588)	(100.0)%
Loss on litigation settlement	—	—%	1,500	13.6%	(1,500)	(100.0)%
Total operating expenses	$13,874	171.5%	$28,537	258.5%	$(14,663)	(51.4)%

Sales and Marketing Expense. Sales and marketing expenses for the nine months ended September 30, 2020 increased by $0.1 million or 3%, to $3.4 million, compared to $3.3 million for the same period in 2019. The increase is primarily due an increase in global commissions of $0.2 million and consulting fees of $0.1 million, offset by a reduction in travel and entertainment expenses of $0.2 million due to a reduction of travel caused by the COVID-19 pandemic.

General and Administrative Expense. General and administrative expenses were $7.8 million for the nine months ended September 30, 2020 as compared to $14.2 million for the same period in 2019, a decrease of $6.4 million, or 45.1%. The decrease is primarily due to decreases in audit, consulting and other professional service provider expense of $3.2 million, legal fees of $2.6 million, stock-based compensation expense of $0.3 million, recruiting fees of $0.2 million and $0.1 million of bad debt expense.

Research and Development Expense. Research and development expenses were $2.6 million for the nine months ended September 30, 2020 as compared to $2.9 million for the same period in 2019. The $0.3 million, or 8.9%, decrease is primarily due to a slowdown of the clinical trials for the ReShape Vest due to the COVID-19 pandemic.

Impairment of Intangible Assets. There was no impairment charge recorded during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, we recorded an impairment charge of $6.6 million on the indefinite-lived intangible asset recorded in connection with our acquisition of BarioSurg, Inc. (“BarioSurg”) in May 2017. We also assessed the recoverability of finite-lived intangible assets during the second quarter of 2019 and did not identify any impairment as a result the performance of this analysis.

Loss on Litigation Settlement. During the nine months ended September 30, 2019, the Company recognized a contingent loss of $1.5 million relating to the patent infringement claim with Fulfillium. Under the Settlement Agreement, Fulfillium agreed to dismiss with prejudice the previously-disclosed lawsuits filed by Fulfillium.

Warrant Expense. There was no warrant expense for the nine months ended September 30, 2020. Warrant expense for the nine months ended September 30, 2019 includes noncash expense of $26.8 million for the value of variable price features included with the warrants and common stock issued in connection with our equity financing completed in June 2019 and September 2019 in excess of the proceeds received and changes in fair value of the warrant liability.

Net Interest Expense. Net interest expense for the nine months ended September 30, 2020 was $1.6 million compared to $0.4 million for the same period in 2019. The primary reason for the increase of $1.2 million is due to the amortization of deferred issuance costs and debt discount recorded as interest expense, related to the credit agreement with an institutional investor, slightly offset by the interest expense related to the subordinated debentures in 2019.

Loss on extinguishment of debt. Loss on extinguishment of debt for the nine months ended September 30, 2020, was $2.4 million due to the extinguishment of debt, relating to the fair value of the warrants issued in connection with the credit agreement amendment and the debt discount. The loss on extinguishment of debt for the nine months ended September 30, 2020, was $0.1 million, relating to the early repayment of the debentures.

Loss on Foreign Currency Exchange. Loss on foreign currency exchange for the nine months ended September 30, 2020 was $0.1 million compared to $0.2 million for the same period 2019, primarily due to exchange rate fluctuations between the United States dollar, Euro and Australian dollar.

Other, net. There were no other, net expenses for the nine months ended September 30, 2020. Other, net expenses of $1.3 million for the nine months ended September 30, 2019 primarily relates to transaction costs required to be expensed as a result of the liability treatment for the warrants issued in connection with our June 2019 and September equity financing.

Income Tax Benefit. An income tax benefit of $0.1 million was recorded for the nine months ended September 30, 2020, primarily related to expected losses in Australia. There was an income tax benefit of $0.6 million for the same period in 2019, related to the impairment of IPR&D.

Liquidity and Capital Resources

As of September 30, 2020, we had $1.9 million of cash and cash equivalents to fund operations. We have financed our operations to date principally through the sale of equity securities and debt financing. Our anticipated operations include plans to (i) continue to integrate the sales and operations of the Company with the newly acquired Lap-Band product line in order to expand sales domestically and internationally as well as to obtain cost savings synergies, (ii) continue development of the ReShape Vest, (iii) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third party sales and licensing opportunities, and (iv) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities. However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing to support its operations.

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

The following table summarizes our change in cash and cash equivalents and restricted cash (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash used in operating activities	$(6,788)	$(12,879)
Net cash used in investing activates	(230)	—
Net cash provided in financing activities	6,006	15,057
Effect of exchange rate changes	(66)	(9)
Net change in cash and cash equivalents	$(1,078)	$2,169

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations was $6.8 million and $12.9 million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, net cash used in operating activities was primarily the result of our net loss of $13.1 million, partially offset by non-cash adjustments for amortization of intangible assets of $1.2 million, noncash interest expense of $0.2 million, loss on extinguishment of debt of $2.4 million, stock-based compensation expense of $1.0 million, bad debt expense of $0.2 million, provision for inventory excess and obsolescence of $0.2 million and amortization of debt discount and deferred debt issuance cost of $1.4 million. In addition, the Company has focused on collection of accounts receivable, which resulted in an increase to cash of $1.0 million, which was offset by an increase in change of inventory of $0.9 million primarily due to expected inventory buildup related to our impending manufacturing transfer, and a decrease in accounts payable and accrued liabilities of $1.3 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $0.2 million, comprised of capital expenditures related to the process of moving manufacturing from Costa Rica to the United States. This move is expected to be completed by the start of the first quarter 2021. Because of this, we anticipate net cash used in investing activities to be higher in 2020 compared to 2019. There was no cash used in investing activities for the nine months ended September 30, 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $6.0 million for the nine months ended September 30, 2020, consisted of proceeds received from the credit agreement with an institutional investor of $4.5 million, $1.0 million received under the CARES Act in the form of a PPP Loan and $0.6 million in cash received from the exercise of warrants, offset by approximately $0.1 million of debt issuance costs.

Net cash provided by financing activities of $15.1 million for the nine months ended September 30, 2019 was primarily related to $15.1 million of cash proceeds we received in connection with an equity financing completed in June 2019 and September 2019. A portion of the net proceeds from the equity financing were used to repay the $2.2 million face amount of convertible subordinated debentures that were issued at an original issue discount of 10% in March 2019.

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

During the three and nine months ended September 30, 2020 there were no material changes to our significant accounting policies which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements.

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

Based on their evaluation as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed at a reasonable level and effective as of the end of the period covered in the report in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

10.1

Second Amendment to Credit Agreement, dated September 14, 2020, by and between the Company and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2020 (File No. 001-33818)).

10.2

Series G Common Stock Purchase Warrant, dated September 14, 2020, issued by the Company to Armistice Capital Master Fund Ltd. (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2020 (File No. 001-33818)).

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

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2020, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: November 13, 2020