Form 10-K
period 2020-12-31
ReShape Lifesciences Inc.
filed 2021-03-11
CIK 1371217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form

10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ◻    No   ☒

At June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock as reported by the OTCQB Market on that date was $1,769,725.

As of March 8, 2021, 6,166,554 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference

None.

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

ITEM 1. BUSINESS

Our Company

ReShape Lifesciences Inc. is a premier global weight-loss solutions company, offering an integrated portfolio of proven products and services that manage and treat obesity and associated metabolic disease.

Our current portfolio includes the FDA-approved LAP-BAND® system, which provides minimally invasive, long-term treatment of obesity and is an alternative to more invasive and extreme surgical stapling procedures such as the gastric bypass or sleeve gastrectomy. The recently launched ReShapeCareTM virtual health coaching program is a novel reimbursed telehealth weight-management program that supports healthy lifestyle changes for all medically managed weight-loss patients, not just the LAP-BAND, further expanding our reach and market opportunity. The ReShape VestTM system is an investigational (outside the U.S.) minimally invasive, laparoscopically implanted medical device that wraps around the stomach, emulating the gastric volume reduction effect of conventional weight-loss surgery. It helps enable rapid weight loss in obese and morbidly obese patients without permanently changing patient anatomy. The Diabetes Bloc-Stim Neuromodulation is a technology under development as a new treatment for type 2 diabetes mellitus. ReShape’s Diabetes Bloc-Stim Neuromodulation is expected to use bioelectronics to manage blood glucose in treatment of diabetes and individualized 24/7 glucose control. Additional products and accessories from the Company facilitate alternative gastric surgical procedures and ongoing product support for healthcare practitioners and patients (adjustments, etc.).

Proposed Merger with Obalon Therapeutics, Inc.

On January 19, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Obalon Therapeutics, Inc., a Delaware corporation (“Obalon”), and Optimus Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Obalon (“Merger Sub”), pursuant to which Merger Sub will merge with and into ReShape, with ReShape as the surviving corporation and a wholly-owned subsidiary of Obalon (the “Merger”). As a result of the Merger, Obalon will be renamed “ReShape Lifesciences Inc.”

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, each outstanding share of ReShape common stock and series B convertible preferred stock will be converted into the right to receive shares of common stock of Obalon (“Obalon Shares”) based on the exchange ratio set forth in the Merger Agreement. Upon completion of the Merger, ReShape stockholders will own approximately 51% of the combined company’s outstanding common stock and Obalon stockholders will own approximately 49%, subject to the terms of the Merger Agreement. Obalon will, at the effective time of the Merger, assume the outstanding warrants and series C convertible preferred stock of ReShape, subject to the terms of the Merger Agreement. All outstanding stock options of ReShape will be cancelled and terminated at the effective time of the Merger without any right to receive any consideration. No fractional shares will be issued in connection with the Merger and Obalon will pay cash in lieu of any such fractional shares. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by the stockholders of ReShape and Obalon and the NASDAQ Stock Market’s approval of (i) the Listing of Additional Shares Notice covering the Obalon Shares to be issued in the Merger and (ii) the continued listing of the combined company following completion of the Merger ((i) and (ii) together, the “NASDAQ Approvals”). Pursuant to the Merger Agreement, ReShape has agreed to exercise its reasonable best efforts to take all necessary steps to obtain the NASDAQ Approvals following the execution of the Merger Agreement, which may include procuring additional equity or debt investments, financings or other capital raising efforts. The Merger Agreement contains specified termination rights for both ReShape and Obalon. If Obalon terminates the Merger Agreement as a result of ReShape’s breach of its covenant to use its reasonable best efforts to obtain the NASDAQ Approvals, or if either party terminates the Merger Agreement because the NASDAQ Approvals have not been obtained within 30 days following the later of the Obalon Stockholders’ Meeting and the ReShape Stockholders’ Meeting, then ReShape will be required to pay Obalon a $1.0 million termination fee, which amount has been deposited with a third-party escrow agent.

See “Part I—Item 1A Risk Factors” for a discussion of certain risks related to the Merger.

Our Product Portfolio

Lap-Band System

The Lap-Band system, which we acquired from Apollo Endosurgery, Inc. (“Apollo”), in December 2018, is designed to provide minimally invasive long-term treatment of severe obesity and is an alternative to more invasive surgical stapling procedures such as the gastric bypass or sleeve gastrectomy. The Lap-Band system is an adjustable saline-filled silicone band that is laparoscopically placed around the upper part of the stomach through a small incision, creating a small pouch at the top of the stomach, which slows the passage of food and creates a sensation of fullness. The procedure can normally be performed as an outpatient procedure and patients can go home the day of the procedure without the need for an overnight hospital stay.

The Lap-Band system has been in use in Europe since 1993 and received the CE mark in 1997 and approved in Australia in 1994, by the TGA. FDA approved the Lap-Band system for use the U.S. in 2001. The Lap-Band system has been approved in 21 countries and more than 1,000,000 Lap-Band systems have been sold worldwide.

The Lap-Band system was approved for use in the U.S. for patients with a Body Mass Index (“BMI”) greater than or equal to 40 or a BMI greater than or equal to 30 with one or more obesity-related comorbidity conditions.

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

Benefits. Lap-Band system offers the following benefits:

●	Minimally Invasive. The Lap-Band system does not change anatomy and is removable or reversible.
●	Lifestyle Enhancing. The Lap-Band system helps patients lose weight and live a more comfortable life and potentially reduces co-morbidities from excess weight.
●	Durable Weight Loss. The Lap-Band system offers a sustainable solution that helps patients achieve long-term success.

ReShapeCare

ReShapeCare is a HIPAA-compliant, virtual coaching program delivered through our innovative app which enhances behavior change through engagement. ReShapeCare is prescribed by a patient’s physician and may be covered by insurance for up 26 visits per reimbursement year.

The program is based on four established dimensions of successful behavior change—sleep, nutrition, exercise, stress—and is designed to provide flexible structure and support from a live certified health coach in a manner that is simple and practical.

Clinical studies prove that online health coaching leads to higher patient satisfaction, more successful weight loss outcomes, and improvements in metabolic health and enhances quality of life. ReShapeCare is appropriate for all weight loss patients, medical weight loss patients, and pre- and post-surgical bariatric patients.

The program is designed to ReShape the patient’s life through better sleep, nutrition, exercise, and stress management. Patients get paired with a ReShapeCare certified health coach who will be with them every step of the way through their journey, including through daily text messaging or live phone or video calls. The web and mobile app make it easy to increase positive actions and awareness by receiving daily educational content, personalized exercise, and progress reports. This program creates an atmosphere of community with social support from peers and by joining group sessions. When it comes to nutrition, patients can utilize an easy-to-follow, personalized nutrition plan with a recipe library and restaurant guide. Tracking your food is as easy as taking a snapshot from your phone and sending it to your coach. Patients can connect their own devices to automatically track sleep, stress, and weight. This real-time health data can be used to optimize the program to get the best possible results.

ReShape Vest

The ReShape Vest is an investigational, minimally invasive, laparoscopically implanted medical device being studied for weight loss in morbidly obese adults with a BMI of at least 35. The device wraps around the stomach, emulating the effect of conventional weight loss surgery, and is intended to enable gastric volume reduction. This device is designed to restrict the intake of food and provide the feeling of fullness without cutting or permanently removing portions of the stomach, or bypassing any portion of the gastrointestinal tract. The implantation of the device mimics a traditional weight-loss surgery, it is anatomy sparing and may not require vitamin supplementation.

In a small pilot study conducted outside the United States, at 12 months, ReShape Vest patients demonstrated a mean percent excess weight loss of 85% and a mean percent total body weight loss of 30.2%, an average waist circumference reduction of approximately 15 inches, an average drop in HbA1c (Hemoglobin A1c) of 2.1 points, an average decrease of systolic blood pressure of 13mmHg, and an average increase in HDL “good cholesterol” of 29 mg/dl.

Benefits. The ReShape Vest, once approved for sale, would offer an additional weight loss solution that emulates the effect of conventional weight loss surgery through a procedure that is minimally invasive and anatomy sparing. The ReShape Vest potentially offers the following benefits:

●	Minimizes Changes to Normal Anatomy. The ReShape Vest emulates the effects of conventional weight-loss surgery without stapling, cutting or removing any portion of the stomach.
●	Permanent Physical Restriction of the Stomach. The stomach has the capacity to expand over time through overeating. The ReShape Vest provides physical restriction that maintains the reshaped stomach at a consistent size, as long as the device remains in the patient.
●	Removable/Reversible. The ReShape Vest is designed to be removed laparoscopically, permitting the removal of the device at a later time, if that is desired.
●	Allows Normal Ingestion and Digestion of Foods Found in a Typical, Healthy Diet. The ReShape Vest leaves the digestive anatomy largely unaltered, hence patients are able to maintain a more consistent nutritional balance compared with conventional bariatric surgical approaches. This feature allows patients to affect positive changes in their eating behavior in a non-forced and potentially more consistent way.

Evaluation of the ReShape Vest has been underway in a pivotal clinical investigation with a planned 95-subject enrollment in Belgium, Czech Republic, Spain and The Netherlands. Enrollment had been completed in Spain shortly before the COVID-19 pandemic affected Spain and the rest of Europe. This pandemic has impacted our ability to complete enrollment in the remaining countries and impeded clinical follow up with enrolled patients of the Spanish cite. Considering the unpredictability of and efforts to control this pandemic through 2021, we are continuing to work with identified clinical sites to determine when we will resume enrollment and subsequent filing for CE certification.

Diabetes Bloc-Stim Neuromodulation Device

The ReShape Diabetes Bloc-Stim Neuromodulation is a technology under development as a new treatment for type 2 diabetes mellitus (T2DM). It combines ReShape Lifesciences’ proprietary Vagus Nerve Block (vBloc) technology platform in combination with Vagus nerve stimulation. This new dual Vagus nerve neuromodulation selectively modulates vagal block and stimulation to the liver and pancreas to manage blood glucose. ReShape’s Diabetes Bloc-Stim Neuromodulation is expected to use bioelectronics to manage blood glucose in treatment of diabetes and individualized 24/7 glucose control. The goal is to reduce costs of treatment and complications that arise from poorly controlled blood glucose and non-compliance to T2DM medication.

ReShape’s Diabetes Bloc-Stim Neuromodulation technology is in preclinical development. It has demonstrated safety and efficacy through experiments in diabetic swine utilizing Phase I funding from an NIH Small Business Innovation Research Grant.

Our Strategic Focus

Develop and Commercialize a Differentiated Portfolio of Products/Therapies

An overarching strategy for our company is to develop and commercialize a product, program and services portfolio that is differentiated from our competition by offering transformative technologies that consists of a selection of patient-friendly, non-anatomy changing, lifestyle enhancing products, programs and services that provide alternatives to traditional bariatric surgery that help patients achieve durable weight loss. With the Lap-Band system, accessories, ReShapeCare virtual coaching program, and the ReShape Vest and Diabetes Bloc-Stim Neuromodulation (if approved for commercial use), we believe we have multiple compelling and differentiated medical devices. We believe that we are well positioned for the existing market and can serve more of the overweight and obese population with our solutions and thereby help expand the addressable market for obesity.

Drive the Adoption of Our Portfolio through Obesity Therapy Experts and Patient Ambassadors

Our clinical development strategy is to collaborate closely with regulatory bodies, healthcare providers, obesity therapy lifestyle experts and others involved in the obesity management process, patients and their advocates and scientific experts. We have established relationships with obesity therapy experts and healthcare providers, including physicians and hospitals, and have identified Lap-Band patient ambassadors and we believe these individuals will be important in promoting patient awareness and gaining widespread adoption of the Lap-Band, it’s accessories, ReShapeCare and the ReShape Vest. Additionally, with these relationships we believe we will be able to expand the awareness of the Diabetes Bloc-Stim Neuromodulation technology to patients with type 2 diabetes mellitus.

Expand and Protect Our Intellectual Property Position

We believe that our issued patents and our patent applications encompass a broad platform of therapies focused on obesity, diabetes, hypertension and other gastrointestinal disorders. We intend to continue to pursue further intellectual property protection through U.S. and foreign patent applications.

Alternative Weight Loss Solutions

ReShapeCare, provides a weight loss solution through behavioral changes, improving the patients’ sleep, nutrition, exercise and stress. ReShapeCare is appropriate for all weight loss patients, medical weight loss patients, and pre- and post-surgical bariatric patients.

If we are able to commercialize the ReShape Vest, we believe that we will be able to offer three distinct weight loss treatment solutions that may be selected by the physician depending on the severity of the patient’s BMI or condition. Together, the Lap-Band, ReShapeCare and ReShape Vest provide a minimally-invasive continuum of care for bariatric patients and their care providers.

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

Currently, medical costs associated with obesity in the U.S. are estimated to be up to $210.0 billion per year and nearly 21% of medical costs in the U.S. can be attributed to obesity. Approximately $1.5 billion was spent in 2015 alone in the U.S. on approximately 200,000 bariatric surgical procedures to treat obesity. By 2025, it is estimated that up to $3.8 billion will be spent in the U.S. on approximately 800,000 bariatric surgical procedures to treat obesity. Researchers estimate that if obesity trends continue, obesity-related medical costs could rise by another $44-$66 billion each year in the U.S. by 2030. The medical costs paid by third-party payers for people who are obese were $2,741 per year, or 42% higher than those of people who are normal weight and the average cost to employers is $6,627 to $8,067 per year per obese employee (BMI of 35 to 40 and higher).

Current Treatment Options and Their Limitations

We believe existing bariatric surgery and endoscopic procedural options for the treatment of obesity have seen limited adoption to date, with approximately 1% of the obese population qualifying for treatment actually seeking treatment, due to patient concerns and potential side effects including permanently altered anatomy and morbidity.

The principal treatment alternatives available today for obesity include:

●	Behavioral modification. Behavioral modification, which includes diet and exercise, is an important component in the treatment of obesity; however, most obese patients find it difficult to achieve and maintain significant weight loss with a regimen of diet and exercise alone.
●	Pharmaceutical therapy. Pharmaceutical therapies often represent a first option in the treatment of obese patients but carry significant safety risks and may present troublesome side effects and compliance issues.

●	Bariatric Surgery and Endoscopic Procedures. In more severe cases of obesity, patients may pursue more aggressive surgical treatment options such as sleeve gastrectomy and gastric bypass. These procedures promote weight loss by surgically restricting the stomach’s capacity and outlet size. While largely effective, these procedures generally result in major lifestyle changes, including dietary restrictions and food intolerances, and they may present substantial side effects and carry short- and long-term safety and side effect risks that have limited their adoption.

Our Research and Development

Current R&D Focus

We have an experienced research and development team, including clinical, regulatory affairs and quality assurance, comprised of scientists and mechanical engineers with significant clinical knowledge and expertise. Our research and development efforts are focused in the following major areas:

●	supporting the current Lap-Band system;
●	expanding and improving on the Lap-Band portfolio;
●	gaining clinical evidence to the efficacy of the ReShape Vest;
●	testing and developing the Diabetes Bloc-Stim Neuromodulation device; and
●	suction and calibration tubing line for gastric and bariatric surgeries.

We have spent a significant portion of our capital resources on research and development. Our research and development expenses were $3.5 million in 2020 and $3.1 million in 2019.

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

We believe that the principal competitive factors in our market include:

●	acceptance by healthcare professionals, patients and payers;
●	published rates of safety and efficacy;
●	reliability and high-quality performance;
●	effectiveness at controlling comorbidities such as diabetes and hypertension;
●	invasiveness and the inherent reversibility of the procedure or device;
●	cost and average selling price of products and relative rates of reimbursement;
●	effective marketing, training, education, sales and distribution;
●	regulatory and reimbursement expertise;
●	technological leadership and superiority; and
●	speed of product innovation and time to market.

Many of our competitors are larger than we are and are either publicly-traded or are divisions of publicly-traded companies, and they enjoy several competitive advantages over us, including:

●	stronger name recognition;
●	existing relations with healthcare professionals, customers and third-party payers;
●	established distribution networks;
●	significant experience in research and development, manufacturing, preclinical testing, clinical trials, obtaining regulatory approvals, obtaining reimbursement and marketing approved products; and
●	greater financial and human resources.

As a result, we cannot assure you that we will be able to compete effectively against these companies or their products.

Market Opportunity

Given the limitations of behavioral modification, pharmaceutical therapy and traditional bariatric surgical approaches, we believe there is a substantial need for patient-friendly, safer, effective and durable solutions that:

●	provide proven, long-term weight loss;
●	preserve normal anatomy;
●	are “non-punitive” in that they support continued ingestion and digestion of foods and micronutrients such as vitamins and minerals found in a typical, healthy diet while allowing the user to modify his or her eating behavior appropriately without inducing punitive physical restrictions that physically force a limitation of food intake;
●	diminish undesirable side-effects;
●	facilitate outpatient surgical procedures;
●	minimize the risks of re-operations, malnutrition and mortality; and
●	reduce the natural hunger drive of patients.

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

Lap-Band

As of December 31, 2020, we had 48 total U.S. and foreign patents and patent applications related to our Lap-Band system. The international patents and patent applications are in regions including Germany, France, Spain, the United Kingdom, Mexico, Canada, Italy, the Netherlands, Portugal, Ireland, Belgium, Poland, Australia, and South Korea. The issued patents expire between the years 2021 and 2031.

We also have 48 total U.S. and international trademarks for the LAP-BAND brand name.

ReShape Vest

As of December 31, 2020, we had four granted U.S. patents and four granted foreign patents in China, Israel, Canada and Australia related to our ReShape Vest and 12 pending patents in the U.S. and foreign countries. The patents expire between the years 2028 and 2038.

We also have U.S. and international trademark applications for the RESHAPE VEST brand name.

ReShapeCare

As of December 31, 2020, we applied for two U.S. trademarks related to the ReShapeCare™ logo and name. The trademarks cover electronic pedometers and electronic day planners for tracking food, body weight, pre-recorded nutritional and fitness; as well as nutritional and medical counseling and services.

Diabetes Bloc-Stim Neuromodulation Device

As of December 31, 2020, we filed a trademark application for Bloc-Stim Neuromodulation. The USPTO Examiner is reviewing the application and provided the Company with a disclaimer being required for “Neuromodulation”, as this a standard requirement for words that are in the standard vernacular.

Sales and Distribution

We market directly to patients but sell the Lap-Band system to select surgical centers throughout the U.S. and internationally having patients that would like to treat obesity and its comorbidities. The surgical centers then perform the LAP-BAND procedure and are most-commonly reimbursed by leading insurance providers. Alternatively, surgical centers can offer the LAP-BAND as a cash-pay procedure. Our sales representatives are supported by field clinical experts who provide training, technical support, and other support services at various implant centers. Our sales representatives help implement consumer marketing programs and provide surgical centers and implanting surgeons with educational patient materials.

In order to support our Lap-Band sales efforts, we have seven dedicated team members to support the US Region. We have also launched marketing campaigns in several top strategic accounts that allow us to partner with clinics in marketing efforts and use digital and traditional marketing to drive qualified leads to physicians. During 2020, our international sales efforts were through a combination of direct and distributor sales channels, with a focus on top Lap-Band customers in Australia, The Middle East and strategic countries in Europe.

Our Manufacturers and Suppliers

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

Medical devices in the United States are classified into one of three classes, Class I, II or III, on the basis of the amount of risk and the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I, low risk, devices are subject to general controls (e.g., labeling and adherence to good manufacturing practices). Class II, intermediate risk, devices are subject to general controls and to special controls (e.g., performance standards, and premarket notification). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices), and require clinical testing to validate safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class II devices. In both the United States and certain international markets, there have been a number of legislative and regulatory initiatives and changes, such as the Modernization Act and the EU-Medical Device Regulations, which could and have altered the healthcare system in ways that could impact our ability to sell our medical devices profitably.

The FFDCA provides two basic review processes for medical devices. Certain products (Class II) may qualify for a submission authorized by Section 510(k) of the FFDCA, where the manufacturer submits to the FDA a premarket notification of the manufacturer’s intention to commence marketing the product. The manufacturer must, among other things, establish that the product to be marketed is substantially equivalent to another legally marketed product. Marketing may commence when the FDA issues a letter finding the subject device is subject device is substantially equivalent to a legally marketed predicate device. If a medical device does not qualify for the 510(k) procedure (Class III), the manufacturer must file a Premarket Approval Application (“PMA”) with the FDA. This procedure requires more extensive pre-filing clinical and preclinical testing than the 510(k) processes and involves a significantly longer FDA review process. A PMA is required to establish the safety and effectiveness of the device and a key component of a PMA submission is the pivotal clinical trial data, as discussed in more detail below.

Premarket Approval

The ReShape vBloc® and the Lap-Band system are medical devices that required a PMA submission from the FDA to market in the United States. The FDA approved ReShape vBloc in January of 2015 and the Lap-Band system in 2001 with post-approval conditions intended to ensure the safety and effectiveness of the devices. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approvals. Referenced in the FDA Guidance, after a device achieves initial PMA approval, any additional significant modifications to the manufacturing process, labeling, use and design of a device requires a PMA supplement to be submitted and approved through the premarket approval process. Premarket approval supplements often require submission of the same type of information as a PMA except that the supplement is limited to information needed to support any changes from the device covered by the original PMA. In addition, holders of an approved PMA are required to submit annual reports to the FDA that include relevant information on the continued use of the device. In September 2018, ReShape Lifesciences made a financial decision to stop the manufacturing and commercializing the vBloc product line in the US. This business decision was not related to the safety or efficacy of the device. On January 27, 2021, FDA accepted a PMA amendment to formally withdraw the vBloc PMA. On February 2, 2021, FDA accepted the PMA amendment for ReCharge Post Approval Study closure and the study status is marked “Completed” on the FDA Post-Approval Studies webpage. On March 4, 2021, FDA accepted the PMA amendment for ReNew Post Approval Study termination and the study status is marked “Terminated” on the FDA Post-Approval Studies webpage.

The ReShape Vest with weight loss indication will be considered a Class III Long Term Implantable product by the FDA requiring the PMA path. A pivotal trial for the ReShape Vest will likely include approximately 250 implanted patients monitored up to three years. Other implantable devices for the treatment of obesity relied on twelve-month endpoints for the PMA submission with annual follow-up visits up to five years and we expect the pivotal trial for the ReShape Vest to be similar. A U.S. pivotal trial requires FDA Investigational Device Exemption (“IDE”) submission and approval.

Clinical Trials

A clinical trial is almost always required to support a PMA or certain 510(K) submissions. Clinical trials for a “significant risk” device such as ours require submission to the FDA of an application for an IDE for clinical studies to be conducted within the United States. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. In the United States, a clinical trial for a significant risk device may begin once the IDE application is approved by the FDA and by the Institutional Review Boards (“IRBs”) overseeing the clinical trial at the various investigational sites.

Clinical trials require extensive recordkeeping and detailed reporting. Our clinical trials must be conducted under the oversight of an IRB for each participating clinical trial site and in accordance with applicable regulations and policies including, but not limited to, the FDA’s good clinical practice IDE requirements. ReShape Lifesciences, the trial Data Safety Monitoring Board, the FDA or the IRB for each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Pervasive and Continuing U.S. Regulation

Numerous regulatory requirements apply. These include:

●	Quality System Regulation, which requires manufacturers to follow design, testing, control, documentation, complaint handling and other quality assurance procedures during the design and manufacturing processes;
●	regulations which govern product labels and labeling, prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling and promotional activities;
●	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;
●	notices of correction or removal and recall regulations;
●	periodic reporting of progress related to clinical trials, post approval studies required as conditions of PMA approval and relevant changes to information contained within the PMA approval; and
●	reporting of transfers of value and payments to physicians and teaching hospitals.

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

Compliance with regulatory requirements is enforced through periodic facility inspections by the FDA, which may be unannounced. Because we rely on contract manufacturing sites and service providers, these additional sites are also subject to these FDA inspections. Failure to comply with applicable regulatory requirements can result in enforcement action, which may include any of the following sanctions:

●	warning letters or untitled letters;
●	fines, injunction and civil penalties;
●	recall or seizure of our products;
●	customer notification, or orders for repair, replacement or refund;
●	operating restrictions, partial suspension or total shutdown of production or clinical trials;
●	refusing our request for premarket approval of new products;
●	withdrawing premarket approvals that are already granted; and

●	criminal prosecution.

International Regulations

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval/clearance, and the requirements may differ. The primary regulatory environment in Europe is that of the European Union (“EU”), which consists of 27 member states encompassing nearly all the major countries in Europe. Additional countries that are not part of the EU, but are part of the European Economic Area (“EEA”), and other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the EU with respect to medical devices. The EU has adopted Directive 90/385/EEC as amended by 2007/47/EC for active implantable medical devices and numerous standards that govern and harmonize the national laws and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices that are marketed in member states. Medical devices that comply with the requirements of the national law of the member state in which their Notified Body is located will be entitled to bear CE marking, indicating that the device conforms to applicable regulatory requirements, and, accordingly, can be commercially marketed within the EU and other countries that recognize this mark for regulatory purposes.

The Lap-Band system was CE marked in 1997. The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for our Lap-Band system, the method involved a combination issuance of declaration of conformity by the manufacturer of the safety and performance of the device, and a third-party assessment by a Notified Body of the design of the device and of our quality system. A Notified Body is a private commercial entity that is designated by the national government of a member state as being competent to make independent judgments about whether a product complies with applicable regulatory requirements. The assessment included, among other things, a clinical evaluation of the conformity of the device with applicable regulatory requirements. We use BSI as the Notified Body for our CE marking approval process.

Continued compliance with CE marking requirements is enforced through periodic facility inspections by the Notified Body, which may be unannounced. Because we rely on contract manufacturing sites and service providers, these additional sites may also be subject to these Notified Body inspections.

Since the beginning of 2020, the COVID-19 pandemic slowed most of the economy in the European Union. This resulted in many different challenges ranging from notified bodies that were no longer able to perform audits, to manufacturers that were forced to increase their production beyond their existing capabilities or forced to stop their production all together. The original date of application of Regulation (EU) 2017/745 on medical device (MDR) was May 26, 2020. Due to COVID-19 pandemic the date of application for MDR was postponed to May 26, 2021. The Company will continue to implement changes across our quality systems to become compliant with the new MDR.

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

Employees

As of December 31, 2020, we had 37 employees, all of which were full-time. All of these employees are located in the U.S.

From time to time we also employ independent contractors, consultants and temporary employees to support our operations. None of our employees are subject to collective bargaining agreements. We have never experienced a work stoppage and believe that our relations with our employees are good.

Information About our Executive Officers

The following table sets forth information regarding our executive officers as of March 1, 2021:

Name	Age	Position
Barton P. Bandy	60	President and Chief Executive Officer
Thomas Stankovich	60	Senior Vice President and Chief Financial Officer

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

ITEM 1A. RISK FACTORS

Summary of risk Factors

The following is a summary of the principal risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, cash flows, prospects and/or the price of our outstanding securities, and make an investment in our securities speculative or risky. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Related to Our Proposed Merger with Obalon

●	Fluctuations in the market price of Obalon Shares will affect the value of the Merger consideration.
●	The Merger may not be consummated unless important conditions are satisfied or waived and there can be no assurance that the Merger will be consummated.
●	There can be no assurance that the Obalon Shares to be issued in the Merger will be on the Nasdaq Stock Market or, if listed, that the combined company will be able to comply with the continued listing standards.
●	The Merger Agreement contains provisions that could discourage a potential competing acquirer of either ReShape or Obalon.
●	The pendency of the Merger could materially adversely affect the business, financial condition, results of operations or cash flows of ReShape or Obalon.
●	ReShape directors and executive officers and Obalon directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of ReShape stockholders and Obalon stockholders.
●	Failure to consummate the Merger could negatively impact respective future stock prices, operations and financial results of ReShape and Obalon.
●	Financial projections regarding ReShape may not prove accurate.
●	The Merger may disrupt attention of ReShape management and Obalon management from ongoing business operations.
●	The market price for Obalon Shares following completion of the Merger will continue to fluctuate and may be affected by factors different from those that historically have affected Obalon Shares and ReShape Shares.

Risks Related to Our Business and Industry

●	We may be unable to attract and retain management and other personnel we need to succeed.
●	Our ReShape Vest product is in the early stages of clinical evaluation. If the clinical trial is not successfully completed or any required regulatory approvals are not obtained, the ReShape Vest may not be commercialized and our business prospects may suffer.
●	The shares of series C convertible preferred stock issued in connection with our acquisition of ReShape Medical have certain rights and preferences senior to our common stock, including a liquidation preference that is senior to our common stock.
●	We are a medical device company with a limited history of operations and sales, and we cannot assure you that we will ever generate substantial revenue or be profitable.
●	During the second quarter of 2019 we recorded a non-cash indefinite-lived intangible assets impairment loss, which significantly impacted our results of operations, and we may be exposed to additional impairment losses that could be material.
●	We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or liquidate some or all of our assets.
●	We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.
●	General economic and political conditions could have a material adverse effect on our business.
●	We face significant uncertainty in the industry due to government healthcare reform.
●	We are subject, directly or indirectly, to United States federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to, or have not fully complied with such laws, we could face substantial penalties.
●	Failure to protect our information technology information technology infrastructure against cyber-based attacks, network security breaches, service interruptions or data corruption could materially disrupt our operations and adversely affect our business.

●	We operate in a highly competitive industry that is subject to rapid change. If our competitors are able to develop and market products that are safer or more effective than our products, our commercial opportunities will be reduced or eliminated.

Risks Associated with Development and Commercialization of the Lap-Band System, ReShapeCare, ReShape Vest and Diabetes Bloc-Stim Neuromodulation

●	Our efforts to increase revenue from our Lap-Band system and ReShapeCare, and commercialize the ReShape Vest, Diabetes Bloc-Stim Neuromodulation and expanded line of bariatric surgical accessories may not succeed or may encounter delays which could significantly harm our ability to generate revenue.
●	We may not be able to obtain required regulatory approvals for our ReShape Vest and/or Diabetes Bloc-Stim Neuromodulation in a cost-effective manner or at all, which could adversely affect our business and operating results.
●	We depend on clinical investigators and clinical sites to enroll patients in our clinical trials, and on other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays that are outside of our control.
●	Modifications to the Lap-Band system may require additional approval from regulatory authorities, which may not be obtained or may delay our commercialization efforts.
●	If we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated product problems, our Lap-Band system could be subject to restrictions or withdrawal from the market.
●	We may be unable to manage our growth effectively.
●	We face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business. We may not be able to obtain adequate product liability insurance.

Risks Related to Intellectual Property

●	If we are unable to obtain or maintain intellectual property rights relating to our technology and neuroblocking therapy, the commercial value of our technology and any future products will be adversely affected and our competitive position will be harmed.
●	Many of our competitors have significant resources and incentives to apply for and obtain intellectual property rights that could limit or prevent our ability to commercialize our current or future products in the United States or abroad.
●	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.
●	Intellectual property litigation is a common tactic in the medical device industry to gain competitive advantage. If we become subject to a lawsuit, we may be required to expend significant financial and other resources and our management’s attention may be diverted from our business.

Risks Relating to Ownership of Our Common Stock

●	Our common stock trades on an over-the-counter market.
●	Our common stock may be deemed to be a “penny stock” and broker-dealers who make a market in our stock may be subject to additional compliance requirements.
●	The trading price of our common stock has been volatile and is likely to be volatile in the future.
●	Sales of a substantial number of shares of our common stock in the public market by existing stockholders, or the perception that they may occur, could cause our stock price to decline.
●	We have a significant number of outstanding warrants, which may cause significant dilution to our stockholders, have a material adverse impact on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings.
●	You may experience future dilution as a result of future equity offerings.
●	Since our securities are quoted on the OTCQB market, our stockholders may face significant restrictions on the resale of our securities due to state “blue sky” laws.
●	Our organizational documents and Delaware law make a takeover of our company more difficult, which may prevent certain changes in control and limit the market price of our common stock.
●	We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our common stock.

RISK FACTORS

Risks Related to Our Proposed Merger with Obalon

Fluctuations in the market price of Obalon Shares will affect the value of the Merger consideration.

At the effective time, each share of ReShape common stock and series B preferred stock (the “ReShape Shares”) (other than shares held by Obalon, Merger Sub, any wholly-owned subsidiary of Obalon or ReShape, or by ReShape as treasury shares, which will be canceled and retired and cease to exist) will be converted into the right to receive a number of Obalon Shares, according to a ratio determined at least 10 days prior to the Obalon special meeting of stockholders to be held to approve such share issuance, that will result in the holders of such ReShape Shares owning 51% of the outstanding shares of common stock of the combined company immediately after the effective time of the Merger.

Because the exact number of Obalon Shares that will be issued in exchange for each ReShape Share will not be determined until a later date, the market value of the Merger consideration that ReShape stockholders will receive will depend both on the number of Obalon Shares to be issued and the price per Obalon Share at the effective time of the Merger. The exact number of Obalon Shares to be issued and the market price per Obalon Share is not currently known and may be less or more than the current market price.

Stock price changes may result from a variety of factors, including general market, industry and economic conditions, changes in the respective businesses, operations and prospects of ReShape and Obalon, regulatory considerations, results of the ReShape Special Meeting and the Obalon Special Meeting, announcements with respect to the Merger or any of the foregoing, and other factors beyond the control of ReShape or Obalon. You should obtain current market price quotations for ReShape Shares and for Obalon Shares, but as indicated above, the prices at the time the Merger is consummated may be greater than, the same as or less than such price quotations.

The Merger may not be consummated unless important conditions are satisfied or waived and there can be no assurance that the Merger will be consummated.

The Merger Agreement contains a number of conditions that must be satisfied or waived (to the extent permitted by applicable law) to consummate the Merger. Those conditions include, among others:

●	the required approvals of the Obalon and ReShape stockholders;
●	approval of the ReShape Merger Proposal by the ReShape stockholders;
●	the absence of any adverse law or order promulgated, entered, enforced, enacted, or issued by any government entity that prohibits, restrains, or makes illegal the consummation of the Merger or the other transactions contemplated by the Merger Agreement;
●	the effectiveness of a registration statement on Form S-4, which shall include this joint proxy statement/prospectus, under the Securities Act and the absence of any stop order issued by the SEC suspending the use of such registration statement;
●	the Obalon Shares to be issued in the Merger being approved for listing on The Nasdaq Capital Market and approval of the combined company’s continued listing on The Nasdaq Capital Market (certain risks related to obtaining such approvals are described below);
●	subject to certain materiality exceptions, the accuracy of certain representations and warranties of each of Obalon and ReShape contained in the Merger Agreement and the compliance by each party with the covenants contained in the Merger Agreement; and
●	the absence of a material adverse effect with respect to each of Obalon and ReShape.

These conditions to the consummation of the Merger may not be satisfied or waived (to the extent permitted by applicable law) and, as a result, the Merger may not be consummated at the time expected, or at all.  In addition, ReShape or Obalon may elect to terminate the Merger Agreement in certain other circumstances.

There can be no assurance that the Obalon Shares to be issued in the Merger will be on the Nasdaq Stock Market or, if listed, that the combined company will be able to comply with the continued listing standards.

Nasdaq has determined that the proposed transaction constitutes a business combination that results in a change of control pursuant to its listing rules. Accordingly, the combined company will be required to satisfy all of Nasdaq’s initial listing criteria and to complete Nasdaq’s initial listing process in order for the Obalon Shares to be listed on Nasdaq. An application to list the Obalon Shares on The Nasdaq Capital Market upon consummation of the Merger has been filed as required by The Nasdaq Capital Market. Since Obalon went public in 2016, it has twice fallen below Nasdaq’s minimum required level for stockholder equity and minimum bid price requirement.  Obalon was downlisted in November 2020 from Nasdaq’s Global Market to its Capital Market though it is currently in compliance with the continued listing standards of the Nasdaq Capital Market.

Nasdaq’s approval of the listing application is a condition to the closing of the Merger and while ReShape and Obalon can each terminate the Merger Agreement if the condition is not satisfied (in which case, a $1 million termination fee may be payable to Obalon by ReShape), the parties can also each choose to waive the condition and consummate the Merger without Nasdaq’s approval of the listing application. In the event ReShape and Obalon waive that condition and consummate the Merger without Nasdaq’s approval of the listing application, the combined company would not be listed on The Nasdaq Capital Market.

In addition, if after listing, The Nasdaq Capital Market delists the Obalon Shares from trading on its exchange for failure to meet the continued listing standards, the combined company and its stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for its securities;
●	a determination that its common stock is a “penny stock” which will require brokers trading in its common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for its common stock;
●	a limited amount of analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of either ReShape or Obalon.

The Merger Agreement contains “no shop” provisions that restrict each of Obalon’s and ReShape’s ability to solicit, initiate or knowingly encourage and induce, or take any other action designed to facilitate competing third-party proposals relating to a merger, reorganization or consolidation of the company or an acquisition of the company’s stock or assets. In addition, the other party generally has an opportunity to offer to modify the terms of the Merger in response to any competing acquisition proposals before the board of directors of the company that has received a third-party proposal may withdraw or qualify its recommendation with respect to the Merger.

The Merger Agreement does not permit either Obalon or ReShape to terminate the Merger Agreement in order to pursue a superior proposal. These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of Obalon or ReShape from considering or proposing an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger.

The pendency of the Merger could materially adversely affect the business, financial condition, results of operations or cash flows of ReShape or Obalon.

The announcement and pendency of the Merger could disrupt ReShape’s or Obalon’s businesses, in any of the following ways, among others:

●	ReShape’s employees may experience uncertainty about their future roles with the combined company, which might adversely affect each company’s ability to retain and hire key managers and other employees;

●	the attention of ReShape management or Obalon management may be directed toward completion of the Merger, integration planning and transaction-related considerations and may be diverted from the company’s day-to-day business operations and, following the completion of the Merger, the attention of the combined company’s management may also be diverted to such matters;
●	vendors, suppliers, business partners or others may seek to modify or terminate their business relationship with ReShape or Obalon or the combined company following completion of the Merger;
●	ReShape or Obalon, or the combined company following completion of the Merger, and their respective directors could become subject to lawsuits relating to the Merger; and
●	ReShape or Obalon may experience negative reactions from their stockholders and the medical community, among others.

These disruptions could be exacerbated by a delay in the completion of the Merger or termination of the Merger Agreement. Additionally, if the Merger is not consummated, each company will have incurred significant costs and diverted the time and attention of management. A failure to consummate the Merger may also result in negative publicity, reputational harm, litigation against ReShape or Obalon or their respective directors and officers, and a negative impression of the companies in the financial markets. The occurrence of any of these events individually or in combination could have a material adverse effect on either or both companies’ financial statements and stock price.

In addition, the Merger Agreement restricts Obalon and ReShape from taking certain actions until the Effective Time without the consent of the other party, including, among others: the payment of dividends; the issuance of equity (including certain equity incentive awards); certain increases to employee compensation and benefits; capital expenditures; the incurrence of indebtedness; acquisitions and divestitures; and the entry into or amending certain material contracts. Obalon and ReShape are required to conduct business in the ordinary course consistent with past practice. The restrictive covenants, which are subject to various specific exceptions, may prevent Obalon or ReShape from pursuing attractive business opportunities that may arise prior to the consummation of the Merger. Although Obalon and ReShape may be able to pursue such activities with the other company’s consent, the other company may not be willing to provide its consent.

ReShape directors and executive officers and Obalon directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of ReShape stockholders and Obalon stockholders.

Certain of the directors and executive officers of ReShape and certain of the directors and executive officers of Obalon negotiated the terms of the Merger Agreement and these individuals have interests in the Merger that may be different from, or in addition to, those of ReShape stockholders and Obalon stockholders, respectively. These interests include, but are not limited to, the continued service of certain of these ReShape individuals as directors and executive officers of Obalon after the date of the consummation of the Merger, certain other compensation arrangements with the Obalon directors and executive officers, and provisions in the Merger Agreement regarding continued indemnification of and advancement of expenses of the directors and executive officers of ReShape and Obalon.

Failure to consummate the Merger could negatively impact respective future stock prices, operations and financial results of ReShape and Obalon.

If the Merger is not consummated for any reason, ReShape and Obalon may be subjected to a number of material risks, including the following:

●	a decline in the market prices of the shares of ReShape Common Stock or Obalon Shares to the extent that their current market prices reflect a market assumption that the Merger will be consummated and will be beneficial to the value of the business of Obalon after the Closing Date;
●	having to pay certain costs related to the proposed Merger, such as legal, accounting, financial advisory, printing and mailing fees, which must be paid regardless of whether the Merger is consummated;
●	addressing the consequences of operational decisions made since the signing of the Merger Agreement, including because of restrictions on ReShape’s or Obalon’s operations imposed by the terms of the Merger Agreement and decisions to delay or defer capital expenditures;

●	returning the focus of management and personnel to operating ReShape or Obalon, as applicable, on a standalone basis, without any of the benefits expected to have been provided by the consummation of the Merger; and
●	negative reactions from their respective stockholders, suppliers, employees, patients enrolled in our studies and the medical community.

In addition to the above risks, ReShape may be required, under certain circumstances, to pay to Obalon a termination fee of $1.0 million, which may materially adversely affect ReShape’s financial condition. The business of ReShape or Obalon may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of ReShape and Obalon management on the Merger. A failure to consummate the Merger may also result in negative publicity, reputational harm, litigation against ReShape or Obalon or their respective directors and officers, and a negative impression of the companies in the financial markets.

If the Merger is not consummated, we cannot assure the Obalon stockholders or the ReShape stockholders that these risks will not materialize and will not materially adversely affect the business, financial results and stock price of the respective companies.

Financial projections regarding ReShape may not prove accurate.

In connection with the Merger, ReShape prepared and considered internal financial forecasts for ReShape. These financial projections are based on several assumptions, including regarding future operating cash flows, expenditures and income of ReShape, including benefits to be realized from the Merger. These financial projections were not prepared with a view to public disclosure, are subject to significant economic, competitive, industry and other uncertainties and may not be achieved in full, within projected timeframes or at all. The failure of ReShape to achieve projected results could have a material adverse effect on the price of the Obalon Shares, the combined company’s financial position after the Closing Date, and the combined company’s ability to pay dividends, and/or pay dividends at or above the rate currently paid by Obalon or ReShape, following the consummation of the Merger.

The Merger may disrupt attention of ReShape management and Obalon management from ongoing business operations.

Each of ReShape and Obalon has expended, and expects to continue to expend, significant management resources to consummate the Merger. The attention of each company’s management may be diverted away from the day-to-day operations of the businesses of ReShape and Obalon, respectively, including implementing initiatives to improve performance, execution of existing business plans and pursuing other beneficial opportunities, in an effort to consummate the Merger. This diversion of management resources could disrupt ReShape’s or Obalon’s operations and may have an adverse effect on the respective businesses, financial conditions, results of operations and cash flows of the two companies or the combined company after the effective time of the Merger.

The market price for Obalon Shares following completion of the Merger will continue to fluctuate and may be affected by factors different from those that historically have affected Obalon Shares and ReShape Shares.

Following the completion of the Merger, Obalon stockholders and ReShape stockholders will be stockholders in the combined company. ReShape’s business differs in important respects from that of Obalon and the combined company’s business will differ from that of Obalon and ReShape prior to the completion of the Merger. Accordingly, the results of operations of the combined company and the market price of Obalon Shares after the completion of the Merger may be affected by factors different from those currently affecting the independent results of operations of each of Obalon and ReShape.

Risks Related to Our Business and Industry

We may be unable to attract and retain management and other personnel we need to succeed.

Our success depends on the services of our senior management and other key employees. The loss of the services of one or more of our officers or key employees could delay or prevent the successful completion of our clinical trials and the commercialization of our Lap-Band system and ReShapeCare, and the development of our ReShape Vest and Diabetes Bloc-Stim Neuromodulation. Our continued growth will require hiring a number of qualified clinical, scientific, commercial and administrative personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

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

We are a medical device company with a limited operating history upon which you can evaluate our business. The success of our business will depend on our ability to generate increased sales and control costs, as well as our ability to obtain additional regulatory approvals needed to market new versions of our Lap-Band system or regulatory approvals needed to market our ReShape Vest, Diabetes Bloc-Stim Neuromodulation and any other products we may develop in the future, all of which we may be unable to do. If we are unable to successfully market our Lap-Band system for its indicated use, ReShapeCare, or develop and commercialize the ReShape Vest or Diabetes Bloc-Stim Neuromodulation, we may never become profitable and may have to cease operations as a result. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on the development and commercialization of our products and on research and development, including conducting current and future clinical trials for our Lap-Band system, ReShapeCare, ReShape Vest (if approved for sale) and Diabetes Bloc-Stim Neuromodulation (if approved for sale) and subsequent versions of our products. In addition, in December 2021 we are obligated to pay Apollo the final $3.0 million installment of the purchase price related to our acquisition of LAP-BAND system. For the years ended December 31, 2020 and 2019, net cash used in operating activities was $8.5 million and $14.2 million, respectively. We expect that our cash used in operations will continue to be significant in the upcoming years, and that we will need to raise additional capital to commercialize our Lap-Band system and ReShapeCare, and to develop the ReShape Vest and Diabetes Bloc-Stim Neuromodulation, and to continue our research and development programs, and to fund our ongoing operations.

Our future funding requirements will depend on many factors, including:

●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	the cost of establishing clinical and commercial supplies of our Lap-Band system, ReShapeCare, ReShape Vest, Diabetes Bloc-Stim Neuromodulation and any products that we may develop;
●	the rate of market acceptance of our Lap-Band system, ReShapeCare, ReShape Vest, Diabetes Bloc-Stim Neuromodulation and any other product candidates;
●	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;
●	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;
●	the effect of competing products and market developments;
●	the cost of explanting clinical devices;
●	the terms and timing of any collaborative, licensing or other arrangements that we may establish;
●	any revenue generated by sales of our Lap-Band system, ReShapeCare, ReShape Vest and Diabetes Bloc-Stim Neuromodulation or our future products;
●	the scope, rate of progress, results and cost of any clinical trials and other research and development activities;
●	the cost and timing of obtaining any further required regulatory approvals; and

●	the extent to which we invest in products and technologies, although we currently have no commitments or agreements relating to these types of transactions.

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

General economic and political conditions could have a material adverse effect on our business.

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

The operation of our business depends on our information technology systems. We rely on our information technology systems to, among other things, effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, security breaches, data corruption, and cyber-based attacks. Cyber-based attacks can include computer viruses, computer denial-of-service attacks, phishing attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities, or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage. In addition, federal, state, and international laws and regulations, such as the General Data Protection Regulation adopted by the European Union and EEA countries can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail. In addition, a variety of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information technology systems are subject to similar risks.

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

Risks Associated with Development and Commercialization of the Lap-Band System, ReShapeCare, ReShape Vest and Diabetes Bloc-Stim Neuromodulation

Our efforts to increase revenue from our Lap-Band system and ReShapeCare, and commercialize the ReShape Vest, Diabetes Bloc-Stim Neuromodulation and expanded line of bariatric surgical accessories may not succeed or may encounter delays which could significantly harm our ability to generate revenue.

Our ability to generate revenue will depend upon the sales of our Lap-Band system, expanded line of bariatric surgical accessories, and ReShapeCare and successful commercialization of our ReShape Vest (if approved for sale) and

Diabetes Bloc-Stim Neuromodulation (if approved for sale). Our efforts to commercialize these products may not succeed for a number of reasons, including:

●	we may not be able to obtain the regulatory approvals required for our ReShape Vest and/or Diabetes Bloc-Stim Neuromodulation;
●	our products may not be accepted in the marketplace by physicians, patients and third-party payers;
●	the price of our products, associated costs of the surgical procedure and treatment and the availability of sufficient third-party reimbursement for the system implantation and follow-up procedures;
●	appropriate reimbursement and/or coding options may not exist to enable billing for the system implantation and follow-up procedures for our ReShape Vest;
●	coverage policies for bariatric surgeries, including Lap-Band may be restricted in the future;
●	we may not be able to sell our products at a price that allows us to meet the revenue targets necessary to generate enough revenue for profitability;
●	the frequency and severity of any side effects of our products;
●	physicians and potential patients may not be aware of the perceived effectiveness and sustainability of the results of our products;
●	we, or the investigators of our products, may not be able to have information on the outcome of the trials published in medical journals;
●	the availability and perceived advantages and disadvantages of alternative treatments;
●	any rapid technological change may make our products obsolete;
●	we may not be able to have our products manufactured in commercial quantities or at an acceptable cost;
●	we may not have adequate financial or other resources to complete the development and commercialization of our products or to develop sales and marketing capabilities for our products; and
●	we may be sued for infringement of intellectual property rights and could be enjoined from manufacturing or selling our products.

Besides requiring physician adoption, market acceptance of our products will depend on successfully communicating the benefits of our products to three additional constituencies involved in deciding whether to treat a particular patient using our products: (1) the potential patients themselves; (2) institutions such as hospitals, where the procedure would be performed and opinion leaders in these institutions; and (3) third-party payers, such as private healthcare insurers and governmental payers, such as Medicare and Medicaid in the United States, which would ultimately bear most of the costs of the various providers and equipment involved in our Lap-Band system, ReShape Care, ReShape Vest (if approved for sale) and Diabetes Bloc-Stim Neuromodulation (if approved for sale). Marketing to each of these constituencies requires a different marketing approach, and we must convince each of these groups of the efficacy and utility of our products to be successful.

If our products, or any other therapy or products for other gastrointestinal diseases and disorders that we may develop, do not achieve an adequate level of acceptance by the relevant constituencies, we may not generate significant product revenue and may not become profitable.

We may not be able to obtain required regulatory approvals for our ReShape Vest and/or Diabetes Bloc-Stim Neuromodulation in a cost-effective manner or at all, which could adversely affect our business and operating results.

The production and marketing of our ReShape Vest and Diabetes Bloc-Stim Neuromodulation, and our ongoing research and development, preclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. U.S. and foreign regulations applicable to medical devices are wide-ranging and govern, among other things, the development, testing, marketing and premarket review of new medical devices, in addition to regulating manufacturing practices, reporting, advertising, exporting, labeling and record keeping procedures. We are required to obtain regulatory approval before we can market our ReShape Vest and Diabetes Bloc-Stim Neuromodulation in the United States and certain foreign countries. The regulatory process will require significant time, effort and expenditures to bring products to market, and it is possible that our ReShape Vest and/or Diabetes Bloc-Stim Neuromodulation will not be approved for sale. Even if regulatory approval of our ReShape Vest and/or Diabetes Bloc-Stim Neuromodulation is granted, it may not be granted within the timeframe that we expect, which could have an adverse effect on our operating results and financial condition. Even after our ReShape Vest and/or Diabetes Bloc-Stim Neuromodulation is approved by the FDA, we may have ongoing responsibilities under FDA regulations, non-compliance of which could result in the subsequent withdrawal of such approvals, or such approvals could be withdrawn due to the occurrence of unforeseen problems following initial approval. We also are subject to medical device reporting regulations that require us to report to the FDA if any of our products causes or contributes to a death or serious injury or if a malfunction were it to occur might cause or contribute to a death or serious injury. Any failure to obtain regulatory approvals on a timely basis or the subsequent withdrawal of such approvals could prevent us from successfully marketing our products, which could adversely affect our business and operating results.

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

Our business strategy entails significant future growth. For example, we will have to expand existing operations in order to increase revenue from our Lap-Band system and ReShapeCare, and develop our ReShape Vest and Diabetes Bloc-Stim Neuromodulation, conduct additional clinical trials, increase our contract manufacturing capabilities, hire and train new personnel to handle the marketing and sales of our product, assist patients and healthcare providers in obtaining reimbursement for the use of our product and create and develop new applications for our technology. This growth may place significant strain on our management and financial and operational resources. Successful growth is also dependent upon our ability to implement appropriate financial and management controls, systems and procedures. Our ability to effectively manage growth depends on our success in attracting and retaining highly qualified personnel, for which the competition may be intense. If we fail to manage these challenges effectively, our business could be harmed.

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

Our commercial success depends in part on our ability to obtain protection in the United States and other countries for our Lap-Band system, ReShapeCare, ReShape Vest and Diabetes Bloc-Stim Neuromodulation by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. We own numerous U.S. and foreign patents and have numerous patent applications pending, most of which pertain to treating gastrointestinal disorders and the treatment of obesity. We have also received or applied for additional patents outside the United States. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us any competitive advantage. We expect to incur substantial costs in obtaining patents and, if necessary, defending our proprietary rights. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. We do not know whether we will obtain the patent protection we seek, or that the protection we do obtain will be found valid and enforceable if challenged. If we fail to obtain adequate protection of our intellectual property, or if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. We may also determine that it is in our best interests to voluntarily challenge a third-party’s products or patents in litigation or administrative proceedings, including patent interferences, re-examinations or under more recently promulgated Inter Partes Review proceedings, depending on when the patent application was filed. In the event that we seek to enforce any of our owned or exclusively licensed patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert, which, if successful could result in the loss of the entire patent or the relevant portion of our patent, which would not be limited to any particular party. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Even if we were to prevail in any litigation, we cannot assure you that we can obtain an injunction that prevents our competitors from practicing our patented technology. Our competitors may independently develop similar or alternative technologies or products without infringing any of our patent or other intellectual property rights, or may design around our proprietary technologies.

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

Our Lap-Band system, ReShapeCare, ReShape Vest or Diabetes Bloc-Stim Neuromodulation may infringe or be claimed to infringe patents that we do not own or license, including patents that may issue in the future based on patent applications of which we are currently aware, as well as applications of which we are unaware. For example, we are aware of other companies that are investigating neurostimulation, including neuroblocking, and of patents and published patent applications held by companies in those fields. While we believe that none of such patents and patent applications are applicable to our products and technologies under development, third parties who own or control these patents and patent applications in the United States and abroad could bring claims against us that would cause us to incur substantial expenses and, if such claims are successfully asserted against us, they could cause us to pay substantial damages, could result in an injunction preventing us from selling, manufacturing or using our proposed products and would divert management’s attention. Because patent applications in many countries such as the United States are maintained under conditions of confidentiality and can take many years to issue, there may be applications now pending of which we are unaware, and which may later result in issued patents that our products infringe. If a patent infringement suit were brought against us, we could be forced to stop our ongoing or planned clinical trials, or delay or abandon commercialization of the product that is subject of the suit.

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

The trading price of our common stock has been highly volatile. The market price for our common stock will be affected by a number of factors, including:

●	the denial or delay of regulatory clearances or approvals of our product or receipt of regulatory approval of competing products;
●	our ability to accomplish clinical, regulatory and other product development milestones and to do so in accordance with the timing estimates we have publicly announced;
●	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;
●	changes in government regulations and standards affecting the medical device industry and our product;
●	ability of our products to achieve market success;
●	the performance of third-party contract manufacturers and component suppliers;
●	our ability to develop sales and marketing capabilities;
●	actual or anticipated variations in our results of operations or those of our competitors;
●	announcements of new products, technological innovations or product advancements by us or our competitors;
●	developments with respect to patents and other intellectual property rights;
●	sales of common stock or other securities by us or our stockholders in the future;
●	additions or departures of key scientific or management personnel;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	the trading volume of our common stock;
●	changes in earnings estimates or recommendations by securities analysts, failure to obtain or maintain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;
●	public statements by analysts or clinicians regarding their perceptions of our clinical results or the effectiveness of our products;
●	decreases in market valuations of medical device companies; and
●	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

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

We have a significant number of outstanding warrants, which may cause significant dilution to our stockholders, have a material adverse impact on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings.

As of December 31, 2020, we had outstanding 6,166,554 shares of common stock. In addition, as of that date we had outstanding warrants to acquire 14,285,113 shares of common stock. The issuance of shares of common stock upon the exercise of warrants would dilute the percentage ownership interest of all stockholders, might dilute the book value per share of our common stock and would increase the number of our publicly traded shares, which could depress the market price of our common stock.

In addition to the dilutive effects described above, the perceived risk of dilution as a result of the significant number of outstanding warrants may cause our common stockholders to be more inclined to sell their shares, which would contribute to a downward movement in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our common stock price could encourage investors to engage in short sales of our common stock, which could further contribute to price declines in our common stock. The fact that our stockholders and warrant holders can sell substantial amounts of our common stock in the public market, whether or not sales have occurred or are occurring, could make it more difficult for us to raise additional funds through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all.

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

Our certificate of incorporation and bylaws and Section 203 of the Delaware General Corporation Law contain provisions that may have the effect of deterring or delaying attempts by our stockholders to remove or replace management, engage in proxy contests and effect changes in control. These provisions include:

●	the ability of our board of directors to create and issue preferred stock without stockholder approval, which could be used to implement anti-takeover devices;
●	the authority for our board of directors to issue without stockholder approval up to the number of shares of common stock authorized in our certificate of incorporation, that, if issued, would dilute the ownership of our stockholders;
●	the advance notice requirement for director nominations or for proposals that can be acted upon at stockholder meetings;
●	a classified and staggered board of directors, which may make it more difficult for a person who acquires control of a majority of our outstanding voting stock to replace all or a majority of our directors;
●	the prohibition on actions by written consent of our stockholders;
●	the limitation on who may call a special meeting of stockholders;
●	the prohibition on stockholders accumulating their votes for the election of directors; and
●	the ability of stockholders to amend our bylaws only upon receiving a majority of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

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

Our ability to use net operating losses (“NOL”) carryforwards may be limited.

Our ability to use our federal and state NOL carryforwards to offset potential future taxable income is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards, and we cannot predict with certainty when, or whether we will generate sufficient taxable income to use all of our NOL carryforwards. As of December 31, 2020, the Company had U.S. federal net operating loss carryforwards of $77.2 million. Of the total U.S. federal net operating loss carryforwards at December 31, 2020, $1.2 million is subject to a 20 year carryover period and will begin expiring in 2021. Losses generated beginning in 2018 will carryover indefinitely. The Company had state net operating loss carryforwards of $222.4 million at December 31, 2020, and had foreign net operating loss carryforwards of $0.3 million at December 31, 2020. Net operating loss carryforwards of the Company are subject to review and possible adjustment by the taxing authorities. With certain exceptions (e.g. the net operating loss carryforwards), the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years prior to 2016. There are no tax examinations currently in progress.

The Company’s ability to utilize its net operating loss carryforwards, tax credits, and built-in items of deduction, including capitalized start-up costs and research and development costs, has been, and may continue to be substantially limited due to ownership changes. These ownership changes limit the amount of net operating loss carryforwards, credits and built-in items of deduction that can be utilized annually to offset future taxable income. In general, an ownership change, as defined in IRC Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups. Due to the valuation allowance against deferred tax assets at December 31, 2020, the net effect of any further limitation will have no impact on results of operations.

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

Number of Stockholders

As of March 8, 2020, there were approximately 19 holders of record of our common stock.

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

Overview

We are the premier global weight-loss solutions company, offering an integrated portfolio of proven products and services that manage and treat obesity and associated metabolic disease. Our primary operations are in the following geographical areas: United States, Australia and certain European and Middle Eastern countries. Our current portfolio includes the LAP-BAND Adjustable Gastric Banding System, ReShapeCare virtual health coaching program, the ReShape Vest an investigational device to help treat more patients with obesity, and Diabetes Bloc-Stim Neuromodulation device, a technology under development as a new treatment for type 2 diabetes mellitus. There has been no revenue recorded for the ReShape Vest or the Diabetes Bloc-Stim Neuromodulation as these products are still in the development stage.

Recent Developments

On January 30, 2020, WHO announced a global health emergency because of a new strain of coronavirus and the risks to the international community as the virus spreads globally beyond its points of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. In response to the COVID-19 pandemic, on March 27, 2020, President Trump signed into law the CARES Act, which provides for the PPP. The Company received a PPP Loan of $1.0 million dollars. On March 1, 2021, the Company received notice of forgiveness in the full amount of the loan including all accrued interest. See Note 8 to the consolidated financial statements.

On March 25, 2020, the Company executed a credit agreement with an institutional investor to borrow up to $3.5 million, of which $2.5 million was received up front and on June 23, 2020, the Company received the first draw down of $500 thousand. See Note 8 to the consolidated financial statements.

On April 16, 2020, the Company implemented various short-term cost reductions and cash flow improvement actions, such as reducing the compensation for executives, management and key employees and decreasing operating expenses where possible. In addition, the Company also identified temporary headcount reductions and made the decision to furlough a portion of its workforce. During the second quarter of 2020, certain government-mandated closures began to ease and many areas throughout the world and within the United States began to allow elective surgeries. As a result of the easing, the Company did see sales volumes improve as we progressed through the third quarter. During the fourth quarter of 2020, there was another surge in COVID-19 cases resulting in a slowdown, or in some cases a shutdown, of elective surgeries. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impact on our financial condition and results of operations. Additionally, on June 15, 2020, the Company ended the temporary pay reductions and the furloughed employees returned to work.

On September 14, 2020, the Company entered into the second amendment to the credit agreement that increased the amount available under delayed draw term loans by $2.0 million, of which $1.0 million was received upfront. In addition, to the increase in the amount available under delayed draw term loans, the maturity date of the loans under the credit agreement, including those under the amendment, was extended from September 24, 2020 to March 31, 2021.

On December 16, 2020, the Company entered into the third amendment to the credit agreement that increased the amount available under delayed draw term loans by $4.0 million, of which all the funds were received upfront. See Note 8 to the consolidated financial statements for further details.

During the third quarter of 2020, the Company launched ReShapeCare. ReShapeCare is an effective, convenient telehealth based coaching program and is typically covered by insurance providers. It works in partnership with patients and doctors, helping patients treat, manage, and improve the chronic, metabolic disease of obesity through a customizable program utilizing board certified clinical health coaches with the direction of their physician.

On January 19, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Obalon Therapeutics, Inc., a Delaware corporation (“Obalon”), and Optimus Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Obalon (“Merger Sub”), pursuant to which Merger Sub will merge with and into ReShape, with ReShape as the surviving corporation and a wholly-owned subsidiary of Obalon (the “Merger”). As a result of the Merger, Obalon will be renamed “ReShape Lifesciences Inc.” See Note 16 to the consolidated financial statements for further details.

On January 19, 2021, concurrently with the execution of the Merger Agreement, ReShape entered into a Credit Facility Agreement (“Credit Facility Agreement”) with Armistice, which is ReShape’s existing secured lender and majority stockholder, pursuant to which Armistice agreed to provide ReShape with a $15.0 million line of credit that ReShape may access from time to time until December 31, 2022. ReShape has not drawn down any amounts under the Credit Facility Agreement, but any advances will bear interest at a rate per annum equal to the LIBOR rate plus 2.5%. Any advances under the Credit Facility Agreement would be subject to the Guarantee and Collateral Agreement between ReShape and Armistice dated March 25, 2020. See Note 16 to the consolidated financial statements for further details.

On March 10, 2021, the Company and the Lender entered into the fifth amendment to the credit agreement. As part of this amendment the maturity date was amended from March 31, 2021 to March 31, 2022 or, if earlier, the date that is 15 days after the Company completes a capital raising transaction resulting in gross proceeds of at least $15 million. For further details see Note 16.

Financial Overview

Results of Operations

The following table sets forth certain data from our operating results from the years ended December 31, 2020 and 2019, expressed as percentages of net revenue (in thousands):

	Year Ended December 31,
	2020		2019
Revenue	$11,299	100.0%	$15,089	100.0%
Cost of goods sold	5,037	44.6%	5,784	38.3%
Gross profit	6,262	55.4%	9,305	61.7%
Operating expenses:
Sales and marketing	4,694	41.5%	4,847	32.1%
General and administrative	10,527	93.2%	17,224	114.1%
Research and development	3,498	31.0%	3,121	20.7%
Impairment of intangible assets	—	—%	6,588	43.7%
Loss on litigation settlement	—	—%	1,500	9.9%
Loss on disposal of assets	—	—%	486	3.2%
Total operating expenses	18,719	165.7%	33,766	223.8%
Operating loss	(12,457)	(110.2)%	(24,461)	(162.1)%
Other expense (income), net:
Interest expense, net	2,049	18.1%	451	3.0%
Loss on extinguishment of debt	7,715	68.3%	71	0.5%
Warrant expense	—	—%	49,027	324.9%
(Gain) loss on foreign currency	(410)	(3.6)%	(247)	(2)%
Other, net	—	—%	1,337	8.9%
Loss from continuing operations before income taxes	(21,811)	(193.0)%	(75,100)	(497.7)%
Income tax benefit	(181)	(1.6)%	(893)	(5.9)%
Net loss	$(21,630)	(191.4)%	$(74,207)	(491.8)%

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

The following table contains a reconciliation of non-GAAP net loss to GAAP net loss attributable to common stockholders for the years ended December 31, 2020 and 2019 (in thousands).

	Years Ended December 31,
	2020	2019
GAAP net loss attributable to common stockholders	$(21,630)	$(74,207)
Adjustments:
Interest expense, net:	2,049	451
Income tax benefit	(181)	(893)
Depreciation and amortization	1,667	1,706
Stock-based compensation expense	1,323	2,311
Loss on extinguishment of debt	7,715	71
Warrant expense	—	49,027
Loss on litigation settlement	—	1,500
Impairment of intangible assets and goodwill	—	6,588
Loss on disposal of assets	—	486
Other, net	—	1,337
Non-GAAP loss	$(9,057)	$(11,623)

Comparison of Results of Operations

Net Revenue. The following table summarizes our net revenue by geographic location based on the location of customers for the years ended December 31, 2020 and 2019, as well as the percentage by location of total revenue and the amount of change and percentage of change (dollars in thousands):

	Year Ended December 31,				Amount	Percentage
	2020		2019		Change	Change
United States	$8,275	73.2%	$13,309	88.2%	$(5,034)	(37.8)%
Australia	1,086	9.6%	1,167	7.7%	(81)	(6.9)%
Europe	1,824	16.1%	613	4.1%	1,211	197.6%
Rest of World	114	1.0%	—	—%	114	100.0%
Total net revenue	$11,299	100.0%	$15,089	100.0%	$(3,790)	(25.1)%

Net revenue for the year ended December 31, 2020 was $11.3 million, a decrease of $3.8 million, or 25%, as compared to net revenue of $15.1 million for the year ended December 31, 2019. The primary reason for the overall decrease in net revenue is due to a reduction in sales from the COVID-19 pandemic, which caused elective surgeries to be shut down throughout the world at the end of the first quarter of 2020. Late in the second quarter of 2020, sales volumes began to improve and continued to improve through the beginning of the fourth quarter as select geographical regions began to open back up. During the fourth quarter of 2020, there was another surge in COVID-19 cases resulting in a slowdown, or in some cases a shutdown, of elective surgeries. Despite this, there was a 198% increase in revenue in Europe for the year ended December 31, 2020 as compared to the year ended December 31, 2019, which saw significant growth particularly in the UK. Although, many centers were closed, there was a push for bariatric surgery as obesity was called out as a major contributor to COVID-19 complications.

Cost of Goods Sold and Gross Profit: The following table summarizes our cost of goods sold and gross profit for the years ended December 31, 2020 and 2019, as well as percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Year Ended December 31,				Amount	Percentage
	2020		2019		Change	Change
Revenue	$11,299	100.0%	$15,089	100.0%	$(3,790)	(25.1)%
Cost of goods sold	5,037	44.6%	5,784	38.3%	(747)	(12.9)%
Gross profit	$6,262	55.4%	$9,305	61.7%	$(3,043)	(32.7)%

Gross profit. Gross profit for the year ended December 31, 2020 was $6.3 million, a decrease of $3.0 million, or 33%, as compared to gross profit of $9.3 million for the year ended December 31, 2019. Gross profit as a percentage of total revenue for the year ended December 31, 2020 was 55.4% compared to 61.7% for the same period in 2019. The decrease in gross profit margin is primarily due to reduced overall sales from the COVID-19 pandemic, coupled with an increase in international sales, which have a lower gross profit percentage than domestic sales.

Operating Expenses: The following table summarizes our operating expenses for the years ended December 31, 2020 and 2019, as well as the percentage of total revenue, and the amount of changes and percentage of change (dollars in thousands):

	Year Ended December 31,				Amount	Percentage
	2020		2019		Change	Change
Sales and marketing	$4,694	41.5%	$4,847	32.1%	$(153)	(3.2)%
General and administrative	10,527	93.2%	17,224	114.1%	(6,697)	(38.9)%
Research and development	3,498	31.0%	3,121	20.7%	377	12.1%
Impairment of intangible assets	—	—%	6,588	43.7%	(6,588)	(100.0)%
Loss on litigation settlement	—	—%	1,500	9.9%	(1,500)	(100.0)%
Loss on disposal of assets	—	—%	486	3.2%	(486)	(100.0)%
Total operating expenses	$18,719	165.7%	$33,766	223.8%	$(15,047)	(44.6)%

Sales and Marketing Expense. Sales and marketing expenses were $4.7 million for the year ended December 31, 2020, a decrease of $0.1 million, or 3%, from $4.8 million for the year ended December 31, 2019. The primary reason for the decrease is a reduction in travel and entertainment expenses of $0.3 million, as the Company decreased travel in 2020 due to the COVID-19 pandemic, and a reduction in stock-based compensation expense of $0.2 million. These decreases were offset by an increase in consulting fees of $0.2 million, due to the roll out of ReShapeCare during the third quarter of 2020, and an increase in commissions from greater International sales and a larger Domestic sales force.

General and Administrative Expense. General and administrative expenses were $10.5 million for the year ended December 31, 2020, a decrease of $6.7 million, or 39%, from $17.2 million. The decrease is primarily due to decreases in audit, consulting, and other professional service provider expenses of $3.4 million, as a result of the Company changing many of its services providers late in 2019 in an effort across the board to reduce unnecessary and overinflated expenses; legal fees of $2.3 million, primarily a result of settled litigation in 2019; stock-based compensation expense of $0.7 million, from normal employee attrition and lack of stock options being granted since 2018; and bad debt expense of $0.2 million.

Research and Development Expense. Research and development expenses were $3.5 million for the year ended December 31, 2020, an increase of $0.4 million, or 12%, from $3.1 million for the year ended December 31, 2019. The primary reason is due to an increase in payroll related expenses of $0.2 million from greater headcount and consulting fees of $0.2 million, due to escalated efforts with the ReShape Vest and Diabetes Bloc-Stim Neuromodulation. The Company continues to focus on supreme innovation which includes developing the ReShape Vest and the investigational Diabetes Bloc-Stim Neuromodulation, and expanding and improving our current LAP-BAND portfolio.

Impairment of Intangible Assets. During the year ended December 31, 2020, the Company did not have an impairment of intangible assets. The Company incurred an impairment charge of $6.6 million for the year ended December 31, 2019. As a result of an impairment analysis performed during the second quarter of 2019, the Company determined there was an impairment of the indefinite-lived intangible asset recorded in connection with our acquisition of BarioSurg, Inc. (“BarioSurg”). We also assessed the recoverability of finite-lived intangible assets during the second quarter of 2019 and did not identify any impairment as a result of the performance of this analysis.

Legal Settlement. During the quarter ended September 30, 2019, the Company recognized a contingent loss of $1.5 million relating to the patent infringement claim with Fulfillium. Under the Settlement Agreement, Fulfillium agreed to dismiss with prejudice the previously disclosed lawsuits by Fulfillium.

Loss on Disposal of Assets. The Company did not have any losses related to the disposal of long-term assets for the year ended December 31, 2020. During the year ended December 31, 2019, the Company recorded a $0.5 million loss related to the disposal of long-term assets acquired in connection with the lap-band purchase.

Interest Expense, Net. Net interest expense for the year ended December 31, 2020 was $2.0 million compared to $0.5 million for the year ended December 31, 2019. The primary reason for the increase of $1.5 million is due to the amortization of deferred issuance costs and the debt discount recorded as interest expense, related to the credit agreement with an institutional investor, slightly offset by the interest expense related to the subordinated debentures in 2019.

Loss on Extinguishment of Debt. The Company recognized a loss on extinguishment of debt for the year ended December 31, 2020, of $7.7 million, related to the fair value of the warrants issued in connection with the third and fourth amendments of the credit agreement and discounts related to the amendments.

Warrant Expense. The Company did not have a warrant expense for the year ended December 31, 2020. Warrant expense for the year ended December 31, 2019 includes noncash expense of approximately $49.0 million for the value of the liability warrants issued in connection with our equity financing completed in June 2019 and September 2019 in excess of the proceeds received and changes in fair value of the warrant liability. As a result of the reverse stock split on November 12, 2019, the Company reclassified the warrant liability to equity.

Other, Net. There were no other, net expenses for the year ended December 31, 2020. Other, net expenses for the year ended December 31, 2019 includes $1.3 million of transaction costs required to be expensed as a result of the liability treatment for the warrants issued in connection with our June and September equity financings.

Income Tax Benefit. There was an income tax benefit of $0.2 million for the year ended December 31, 2020, while there was an income tax benefit of $0.9 million for the year ended December 31, 2019 for the reduction in the deferred tax liability associated with an indefinite-lived intangible asset, for which we recorded an impairment charge of $6.6 million during the three months ended June 30, 2019. The income tax benefit is the result of the indefinite lived deferred tax liability that had been netted with certain indefinite lived deferred tax assets. It is also net of an increase to the deferred tax valuation allowance of $3.5 million that was primarily due to an increase in the net operating loss carryforward deferred tax asset.

Liquidity and Capital Resources

We have financed our operations to date principally through the sale of equity securities and debt financing. During the years ended December 31, 2020 and 2019, we received aggregate net proceeds of $10.5 million and $15.0 million, respectively, from debt and equity offerings, and $0.7 million and $0.3 million, respectively, from the exercise of warrants to purchase common stock. As of December 31, 2020, we had $3.0 million of cash and cash equivalents, including $50 thousand of restricted cash.

Subsequent to year end management has successfully obtained a $15.0 million line of credit and has agreed to merge with Obalon as filed on January 19, 2021, which the Company anticipates will result in the combined company’s common stock being traded on the NASDAQ Stock Market Exchange. The Company is also pursuing further funding options, including seeking additional equity or debt financing to support the expansion of the Lap-Band product line, the introduction of ReShapeCare to the market place; and the continued development and, successful commercialization of the ReShape Vest and the ReShape Diabetes Bloc-Stim Neuromodulation.

The following table summarizes our change in cash and cash equivalents (in thousands):

	Year Ended
	December 31,
	2020	2019
Net cash used in operating activities	$(8,550)	$(14,200)
Net cash used in investing activates	(2,390)	(2,014)
Net cash provided in financing activities	11,075	13,659
Effect of exchange rate changes	(113)	(8)
Net change in cash and cash equivalents	$22	$(2,563)

Net Cash Used in Operating Activities

Net cash used in operating activities was $8.6 million and $14.2 million for the years ended December 31, 2020 and 2019, respectively. Net cash used in operating activities for the year ended December 31, 2020, was primarily the result of our net loss of $21.6 million, partially offset by non-cash adjustments for amortization of intangible assets of $1.7 million, stock-based compensation of $1.3 million, loss on extinguishment of debt of $7.7 million, amortization of debt discount and deferred debt issuance costs of $1.7 million, noncash interest expense of $0.2 million, bad debt expense of $0.3 million, and provision for inventory in excess and obsolescence of $0.2 million. In addition, the Company has focused efforts on collection of accounts receivable, which resulted in an increase to cash of $1.2 million, offset by an increase in change of inventory of $1.2 million, primarily due to expected inventory buildup related to our impending manufacturing transfer and a decrease in accounts payable and accrued liabilities of $1.0 million.

Net cash used in operating activities from continuing operations for the year ended December 31, 2019, was primarily the result of our net loss of $74.2 million, partially offset by non-cash adjustments for amortization of intangible assets of $1.7 million, impairment of intangible assets of $6.6 million, stock-based compensation of $2.3 million, warrant expenses of $49.0 million and warrant issuance costs of $1.4 million. Increases to accounts receivable of $3.6 million, inventory of $0.3 million and prepaid expenses and other of $0.4 million were partially offset by cash savings due to an increase in accounts payable, accrued liabilities and warranty liability of $3.0 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2.4 million for the year ended December 31, 2020, as compared with $2.0 million for the year ended December 31, 2019. The investing activities in 2020 reflects the second annual payment of $2.0 million paid in connection with our acquisition of the lap-band product line, as well as $0.4 million of capital expenditures related to the process of moving manufacturing transfer Costa Rica to the United States.

Net cash used in investing activities for the year ended December 31, 2019 reflected the first annual payment of $2.0 million paid in connection with our acquisition of the LAP-BAND product line.

Net Cash Provided by Financing

Net cash provided by financing of $11.1 million for the year ended December 31, 2020, consisted of proceeds from the credit agreement with an institutional investor of $9.5 million, $1.0 million received under the CARES Act in the form of a PPP Loan and $0.7 million in cash received from the exercise of warrants, offset by approximately $0.1 million of debt issuance costs.

Net cash provided by financing activities of $13.7 million for the year ended December 31, 2019, consisted of proceeds of $13.7 million from equity offerings and $0.1 million from the exercise of warrants to purchase common stock. In connection with these equity transactions, we paid an immaterial amount of related transaction costs. A portion of the net proceeds from the June 2019 equity financing was used to repay the $2.2 million face amount of convertible subordinated debentures that were issued at an original issue discount of 10 percent in March 2019.

Operating Capital and Capital Expenditure Requirements

Our anticipated operations include plans to (i) integrate the sales and operations of the Company with the Lap-Band product line in order to expand sales domestically and internationally as well as to obtain cost savings synergies, (ii) introduce to the market place ReShapeCare, (iii) continue clinical test of the ReShape Vest, (iv) continue development of the Diabetes Bloc-Stim Neuromodulation, (v) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third-party sales and licensing opportunities, and (vi) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities. However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing to support its operations.

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

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our ReShape Vest and Diabetes Bloc-Stim Neuromodulation, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the ReShape Vest and Diabetes Bloc-Stim Neuromodulation or other additional products and successfully deliver a commercial product to the market. Our future capital requirements will depend on many factors, including, but not limited to, the following:

●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	the cost of establishing clinical and commercial supplies of our ReShape Vest and Diabetes Bloc-Stim Neuromodulation, and any products that we may develop;
●	the rate of market acceptance of our ReShape Vest and Diabetes Bloc-Stim Neuromodulation, and any other product candidates;
●	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;
●	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;
●	the effect of competing products and market developments;
●	the cost of explanting clinical devices;
●	the terms and timing of any collaborative, licensing or other arrangements that we may establish;
●	any revenue generated by sales of our Lap-Band, ReShapeCare, ReShape Vest, Diabetes Bloc-Stim Neuromodulation or our future products;
●	the scope, rate of progress, results and cost of our clinical trials and other research and development activities;
●	the cost and timing of obtaining any further required regulatory approvals; and
●	the extent to which we invest in products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

For the Company’s Lap-Band product, these criteria are met under the agreements with most customers upon product shipment. This includes sales to distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at the time of shipment. Distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. Refer to Note 12 for additional information about the Company’s products and contractual arrangements.

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

Shareholders and Board of Directors

ReShape Lifesciences, Inc.

San Clemente, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ReShape Lifesciences, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Classification of Series G Warrants

As described in Note 8 and 11 to the Company’s consolidated financial statement, between March and December 2020, the Company issued 6,400,000 Series G warrants. The warrants were issued to the Lender in conjunction with amendments made to the credit agreement and are classified within stockholders’ equity.

We identified the assessment of the classification of the warrants as equity or liability as a critical audit matter due to the complexity in assessing warrant features, and the impact of those features on the accounting of the Series G warrants as equity or liability. Auditing the classification of these warrants required challenging and complex auditor judgment to analyze the warrant features and increased audit effort involving the use of professionals with specialized skill and knowledge to assist in evaluating warrant features.

The primary procedures we performed to address this critical audit matter included:

●	Utilizing personnel with specialized skill and knowledge to assist in assessing management’s analysis over the classification of the warrants issued by i) evaluating the underlying terms of the agreements that affect the recognition in the consolidated financial statements and ii) assessing the appropriateness of conclusions reached by management.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2019

Costa Mesa, California

March 10, 2021

RESHAPE LIFESCIENCES INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$2,957	$2,935
Restricted cash	50	50
Accounts and other receivables (net of allowance for doubtful accounts of $968 and $709 respectively)	2,620	4,096
Inventory	2,244	1,317
Prepaid expenses and other current assets	1,073	1,711
Total current assets	8,944	10,109
Property and equipment, net	584	16
Operating lease right-of-use assets	465	758
Other intangible assets, net	27,022	28,674
Other assets	46	99
Total assets	$37,061	$39,656
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,655	$4,263
Accrued and other liabilities	3,630	3,821
Warranty liability, current	397	105
Debt, current portion, net of deferred financing costs	3,609	1,909
Operating lease liabilities, current	314	291
Total current liabilities	11,605	10,389
Debt, noncurrent portion	9,168	2,728
Operating lease liabilities, noncurrent	163	477
Warranty liability, noncurrent	1,022	1,253
Deferred income taxes	615	702
Total liabilities	22,573	15,549
Commitments, contingencies and subsequent events
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized:
Series B convertible preferred stock, $0.001 par value; 3 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Series C convertible preferred stock, $0.001 par value; 95,388 shares issued and outstanding at December 31, 2020 and December 31, 2019	1	1
Common stock, $0.001 par value; 275,000,000 shares authorized at December 31, 2020 and December 31, 2019; 6,166,554 and 391,739 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	6	—
Additional paid-in capital	529,429	517,311
Accumulated deficit	(514,827)	(493,197)
Accumulated other comprehensive loss	(121)	(8)
Total stockholders’ equity	14,488	24,107
Total liabilities and stockholders’ equity	$37,061	$39,656

See accompanying notes to consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Revenue	$11,299	$15,089
Cost of revenue	5,037	5,784
Gross profit	6,262	9,305
Operating expenses:
Sales and marketing	4,694	4,847
General and administrative	10,527	17,224
Research and development	3,498	3,121
Impairment of intangible assets	—	6,588
Loss on litigation settlement	—	1,500
Loss on disposal of assets	—	486
Total operating expenses	18,719	33,766
Operating loss	(12,457)	(24,461)
Other expense (income), net:
Interest expense, net	2,049	451
Loss on extinguishment of debt	7,715	71
Warrant expense	—	49,027
Gain on foreign currency exchange	(410)	(247)
Other, net	—	1,337
Loss before income tax provision	(21,811)	(75,100)
Income tax benefit	(181)	(893)
Net loss attributable to common shareholders	$(21,630)	$(74,207)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(3.12)	$(42.93)
Shares used to compute basic and diluted net loss per share	6,927,021	1,728,722

See accompanying notes to consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(21,630)	$(74,207)
Foreign currency translation adjustments	(113)	(8)
Other comprehensive loss, net of tax	(113)	(8)
Comprehensive loss	$(21,743)	$(74,215)

See accompanying notes to consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Series B Convertible		Series C Convertible		Series E Convertible				Additional			Accumulated Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital		Deficit	Income (Loss)	Equity
Balance December 31, 2018	159	$—	95,388	$1	—	$—	73,092	$—		$450,652	$(418,990)	$—	$31,663
Net loss	—	—	—	—	—	—	—	—		—	(74,207)	—	(74,207)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—		—	—	(8)	(8)
Stock-based compensation expense, net	—	—	—	—	—	—	—	—		2,311	—	—	2,311
Warrant expense	—	—	—	—	—	—	—	—	—	130	—	—	130
Sales of common stock and warrants, net of issuance and other costs	—	—	—	—	—	—	199,167	—		434	—	—	434
Warrant adjustment	—	—	—	—	—	—	—	—		(312)	—	—	(312)
Conversion of common stock into convertible preferred stock	—	—	—	—	1,192,000	12	(9,933)	—		(12)	—	—	—
Conversion of convertible preferred stock into common stock	(156)	—	—	—	(1,192,000)	(12)	10,973	—		12	—	—	—
Warrant liability reclassified to equity	—	—	—	—	—	—	—	—		63,954	—	—	63,954
Issuance of common stock upon exercise of warrants, net of transaction costs	—	—	—	—	—	—	118,440	—		142	—	—	142
Balance December 31, 2019	3	$—	95,388	$1	—	$—	391,739	$—		$517,311	$(493,197)	$(8)	$24,107
Net loss	—	—	—	—	—	—	—	—		—	(21,630)	—	(21,630)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—		—	—	(113)	(113)
Stock-based compensation expense, net	—	—	—	—	—	—	—	—		1,323	—	—	1,323
Issuance of warrants	—	—	—	—	—	—	—	—	—	9,917	—	—	9,917
Institutional exercise of warrants	—	—	—	—	—	—	5,665,834	6		673	—	—	679
Cashless exercise of warrants	—	—	—	—	—	—	58,981	—		—	—	—	—
Common stock issued for professional services	—	—	—	—	—	—	50,000	—		205	—	—	205
Balance December 31, 2020	3	$—	95,388	$1	—	$—	6,166,554	$6		$529,429	$(514,827)	$(121)	$14,488

See accompanying notes to consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(21,630)	$(74,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	15	40
Amortization of intangible assets	1,652	1,666
Impairment of intangible assets	—	6,588
Noncash interest expense	230	451
Loss on extinguishment of debt	7,715	71
Stock-based compensation	1,323	2,311
Bad debt expense	259	439
Provision for inventory excess and obsolescence	248	—
Warrant expense	—	49,027
Amortization of debt discount and deferred debt issuance costs	1,697	—
Deferred income tax benefit	(86)	(1,143)
Loss on disposal of asset	—	486
Common stock warrant liability issuance costs	—	1,442
Other noncash items	21	57
Change in operating assets and liabilities:
Accounts and other receivables	1,217	(3,619)
Inventory	(1,175)	(332)
Prepaid expenses and other current assets	843	(442)
Accounts payable and accrued liabilities	(992)	1,629
Warranty liability	61	1,358
Other	52	(22)
Net cash used in operating activities	(8,550)	(14,200)
Cash flows from investing activities:
Capital expenditures	(390)	(14)
Acquisition of LAP-BAND product line assets	(2,000)	(2,000)
Cash used in investing activities:	(2,390)	(2,014)
Cash flows from financing activities:
Proceeds from issuance of subordinated convertible debentures	—	2,000
Payments of financing costs	(59)	(21)
Repayment of subordinated convertible debentures	—	(2,200)
Proceeds from sale and issuance of equity securities	—	478
Proceeds from issuance of common stock warrant liabilities, net of issuance costs of $1,442	—	13,304
Payments of equity issuance costs	—	(44)
Proceeds from institutional exercise of warrants	679	142
Proceeds from credit agreement	9,500	—
Proceeds from PPP loan	955	—
Net cash provided by financing activities	11,075	13,659
Effect of currency exchange rate changes on cash and cash equivalents	(113)	(8)
Net increase (decrease) in cash, cash equivalents and restricted cash	22	(2,563)
Cash, cash equivalents and restricted cash at beginning of period	2,985	5,548
Cash, cash equivalents and restricted cash at end of period	$3,007	$2,985
Supplemental disclosure:
Cash paid for income taxes	$40	$—
Noncash investing and financing activities:
Relative fair value of warrants classified as debt issuance costs	$1,393	$—
Fair value of warrants included as a component of loss on extinguishment of debt	8,523	—
Capital expenditures accruals	193	—
Common stock warrant liabilities reclassified to equity	—	63,954
Conversion of common stock to convertible preferred stock	—	(1)

See accompanying notes to consolidated financial statements.

ReShape Lifesciences Inc.

Notes to Consolidated Financial Statements

(1)	Description of the Business and Risks and Uncertainties

Description of Business

ReShape Lifesciences Inc. (the “Company”) was originally incorporated in the state of Minnesota in December 2002 and reincorporated in the state of Delaware in July 2004. In 2017, the Company changed its name from EnteroMedics Inc. to ReShape Lifesciences Inc. The Company is headquartered in San Clemente, California. The Company is a developer of minimally invasive medical devices that advance bariatric surgery to treat obesity and metabolic diseases. The Company’s current portfolio consist of the LAP-BAND® Adjustable Gastric Banding System, ReShapeCareTM virtual health coaching program, the ReShape VestTM, an investigational device to help treat more patients with obesity and the Diabetes Bloc-Stim Neuromodulation, a technology under development as a new treatment for type 2 diabetes mellitus. The Company sells the LAP-BAND worldwide and is managed in the following geographical regions: United States, Australia, Europe and the rest of world. Refer to Note 12 for additional information about operating segments.

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

The medical device industry is characterized by frequent and extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often difficult to predict, and the outcome may be uncertain until the court has entered final judgment and all appeals are exhausted. The Company’s competitors may assert that its products or the use of the Company’s products are covered by U.S. or foreign patents held by them. Refer to Note 15 for additional information about contingencies and litigation matters.

On April 16, 2020, the Company implemented various short-term cost reductions and cash flow improvement actions, such as reducing the compensation for executives, management and key employees and decreasing operating expenses where possible. In addition, the Company also identified temporary headcount reductions and made the decision to furlough a portion of its workforce. During the second quarter of 2020, certain government-mandated closures began to ease and many areas throughout the world and within the United States began to allow elective surgeries. As a result of the easing, the Company did see sales volumes improve as we progressed through the third quarter. During the fourth quarter of 2020, there was another surge in COVID-19 cases resulting in a slowdown, or in some cases a shutdown of elective surgeries. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impact on our financial condition and results of operations. Additionally, on June 15, 2020, the Company ended the temporary pay reductions and the furloughed employees returned to work.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Reverse Stock Splits

On November 11, 2019, the Company’s board of directors and stockholders approved a 1-for-120 reverse stock split of the Company’s outstanding common stock that became effective after the close of market on November 11, 2019. In addition, the Company’s certificate of incorporation was amended to change the common stock par value from $0.01 per share to $0.001 per share. The reverse stock split in 2019 did not change the number of common or preferred shares authorized by the Company’s certificate of incorporation. All par value, share and per share amounts have been retroactively adjusted to reflect the reverse stock split for all periods presented.

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

Restricted Cash

Restricted cash represents $50 thousand related to a collateral money market account maintained by the Company as collateral in connection with corporate credit cards with Silicon Valley Bank at December 31, 2020 and 2019.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the same total reported in the consolidated statements of cash flows (in thousands):

	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$2,957	$2,935
Restricted cash	50	50
Total cash, cash equivalents, and restricted cash in the consolidated statement of cash flows	$3,007	$2,985

Inventory

The Company accounts for inventory at the lower of cost or net realizable value, where net realizable value is based on market prices less costs to sell. The Company establishes inventory reserves for obsolescence based upon specific identification of expired or unusable units with a corresponding provision included in cost of revenue. The allowance for excess and slow-moving inventory was $0.1 million and $0.2 million at December 31, 2020 and 2019, respectively.

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

Other Intangible Assets

Intangible assets are recorded based on their fair values at the date of acquisition. Indefinite-lived intangible assets consist of in-process research and development (“IPR&D”) for the ReShape Vest recorded in connection with the Company’s acquisition of BarioSurg, Inc. (“BarioSurg”) in May 2017. Finite-lived intangible assets primarily consist of developed technology and trademarks/tradenames and are being amortized on a straight-line basis over their estimated useful lives. See Note 6 for additional information.

Impairment of Indefinite-Lived and Long-Lived Assets

Acquired IPR&D is subject to impairment testing until completion or abandonment of the project. Indefinite-lived intangible assets are reviewed for impairment annually, or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. An impairment loss is recognized when the asset's carrying value exceeds its fair value. See Note 7 for additional information.

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

For the Company’s Lap-Band product, these criteria are met under the agreements with most customers upon product shipment. This includes sales to distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at the time of shipment. Distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. Refer to Note 12 for additional information about the Company’s products and contractual arrangements.

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

Stock-Based Compensation

The Company applies ASC 718 Compensation — Stock Compensation and accordingly records compensation expense for stock options over the vesting or service period using the fair value on the date of grant, as calculated by the Company using the Black-Scholes model. The Company’s stock-based compensation plans are more fully described in Note 13.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	December 31,
	2020	2019
Stock options	40	155
Convertible preferred stock	1,288	1,288
Warrants	13,483,446	13,647,740

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

Substantially all of the Company’s revenue is denominated in U.S. dollars. Only a small portion of revenue and expenses are denominated in foreign currencies, principally the Australian dollar and Euro for 2020 and 2019. The Company has not entered into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

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

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and certain accrued and other liabilities approximate fair value due to their short-term maturities. Refer to Note 8 regarding the fair value of debt instruments and Note 12 regarding fair value measurements and inputs of warrants.

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

In August 2018, the FASB issued ASU 2018-15 Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU is effective for the Company on January 1, 2020. The adoption of this guidance did not have a material impact on its consolidated financial statements.

New accounting standards not yet adopted are discussed below.

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes: ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

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

Various other accounting standards and interpretations have been issued with 2021 effective dates and effective dates subsequent to December 31, 2020. The Company has evaluated the recently issued accounting pronouncements that are currently effective or will be effective in 2021 and believe that none of them have had or will have a material effect on the Company’s financial position, results of operations or cash flows.

(3)	Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company currently is not generating revenue from operations that is significant relative to its level of operating expenses.

As of December 31, 2020, the Company had net negative working capital of $2.7 million. The Company’s principal source of liquidity as of December 31, 2020 consisted of approximately $3.0 million of cash and cash equivalents, and $2.6 million of accounts receivable.

Our anticipated operations include plans to (i) integrate the sales and operations of the Lap-Band product line in order to expand sales domestically and internationally as well as to obtain cost savings synergies, (ii) introduce to the market place ReShapeCare, (iii) continue clinical test of the ReShape Vest, (iv) continue development of the Diabetes Bloc-Stim Neuromodulation, (v) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third-party sales and licensing opportunities, and (vi) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities. However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing to support its operations

Subsequent to year end management has successfully obtained a $15.0 million line of credit and has agreed to merge with Obalon, see Note 16 for further details, which the Company anticipates will result in the combined company’s common stock being traded on the NASDAQ Stock Market Exchange. The Company is also pursuing further funding options, including seeking additional equity or debt financing to support the expansion of the Lap-Band product line, the introduction of ReShapeCare to the market place; and the continued development and, successful commercialization of the ReShape Vest and the ReShape Diabetes Bloc-Stim Neuromodulation.

COVID-19 Risk and Uncertainties and CARES Act

Additionally, on January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures have at times included the cessation of non-elective surgeries in Australia, Europe and the United States for all but emergency procedures. As a result of these mandates, on April 16, 2020, the Company implemented various short-term cost reductions and cash flow improvement actions, such as reducing the compensation for executives, management and key employees and decreasing operating expenses where possible. In addition, the Company also identified temporary headcount reductions and made the decision to furlough a portion of its workforce. During the second quarter of 2020, the mandated closures began to ease in many areas throughout the world and within the United States. As a result of this, elective surgeries started back up again through various parts of the world, which led to improved sales progressing through the third quarter. Even after the COVID-19 outbreak has subsided, the Company may continue to experience materially adverse impact on its financial condition and results of operation. Additionally, on June 15, 2020, the Company ended the temporary pay reductions and the furloughed employees returned to work. The full impact of the COVID-19 outbreak continues to evolve and it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce and has taken actions to mitigate the impact including among other things, temporary reductions in pay, and furloughs of certain positions along with deferrals in payment for cash preservation. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act established the Paycheck Protection Program (“PPP”) under which the Company received a PPP loan described in more detail in Note 8 below. On February 3, 2021, the Company submitted the application for PPP loan forgiveness according to the terms and conditions of the SBA’s Loan Forgiveness Application (Revised June 24, 2002). On March 1, 2021, the Company received confirmation from the SBA, the PPP Loan has been forgiven in full including all interest incurred.

(4)	Supplemental Balance Sheet Information

Inventory

	December 31,
	2020	2019
Raw materials	$174	$—
Sub-assemblies	733	—
Finished goods	1,337	1,317
Total inventory	$2,244	$1,317

Prepaid expenses and other current assets:

	December 31,
	2020	2019
Prepaid insurance	$619	$190
Prepaid contract research organization expenses	295	1,356
Other	159	165
Total prepaid expenses and other current assets	$1,073	$1,711

Accrued and other liabilities:

	December 31,
	2020	2019
Payroll and benefits	$1,735	$1,021
Accrued professional services	446	1,432
Customer deposits	398	202
Accrued insurance premium	272	87
Taxes	265	373
Equity transaction related liability	—	211
Other	514	495
Total accrued and other liabilities	$3,630	$3,821

In addition, to the accrued taxes included in the table above, the Company has $61 thousand of taxes payable to the Australian Taxation Office included within accounts payable in the consolidated balance sheet at December 31, 2020. There was no taxes payable included in accounts payable at December 31, 2019.

(5)	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2020	2019
Machinery and equipment	$179	$—
Furniture and equipment	83	83
Computer hardware and software	78	78
Leasehold improvements	19	19
Construction in progress	404	—
	763	180
Less accumulated depreciation and amortization	(179)	(164)
Property and equipment, net	$584	$16

Depreciation expense for the years ended December 31, 2020 and 2019 were approximately $15 thousand and $40 thousand, respectively.

(6)	Other Intangible Assets

Other intangible assets consist of the following:

	December 31, 2020
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Developed technology	10.0	$14,362	$(2,933)	$11,429
Trademarks/Tradenames	10.0	2,045	(585)	1,460
Covenant not to compete	3.0	76	(76)	0
		16,483	(3,594)	12,889
Indefinite-lived intangible assets:
In-process research and development	indefinite	14,133	—	14,133
Total		$30,616	$(3,594)	$27,022

	December 31, 2019
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Developed technology	10.0	$14,362	$(1,496)	$12,866
Trademarks/Tradenames	10.0	2,045	(381)	1,664
Covenant not to compete	3.0	76	(65)	11
		16,483	(1,942)	14,541
Indefinite-lived intangible assets:
In-process research and development	indefinite	14,133	—	14,133
Total		$30,616	$(1,942)	$28,674

The gross amount and accumulated impairment loss of indefinite-lived intangible assets are as follows (in thousands):

	December 31,
	2020	2019
Gross amount	$20,721	$20,721
Accumulated impairment loss	(6,588)	(6,588)
Indefinite-lived intangible assets, net	$14,133	$14,133

Amortization expense for both the years ended December 31, 2020 and 2019 were approximately $1.7 million.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year ending December 31,
2021	$1,641
2022	1,641
2023	1,641
2024	1,641
2025	1,641
Thereafter	4,684
$12,889

(7)	Impairment of Intangible Assets

During the second quarter of 2020, the Company determined a triggering event occurred due to the COVID-19 pandemic, and as such, the Company performed a quantitative analysis and determined the fair value of the IPR&D exceeded the carrying value and concluded there was no impairment of intangible assets. The Company has continued to monitor the delays and determined there is no impairment needed for the year ended December 31, 2020.

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

(8)	Debt

	December 31,	December 31,
	2020	2019
Asset purchase consideration	$2,867	$4,637
Credit agreement	9,500	—
PPP Loan	955	—
Total debt	13,322	4,637
Less: unamortized debt discount	545	—
Less: current portion of debt	3,609	1,909
Debt, noncurrent portion	$9,168	$2,728

CARES Act

On April 24, 2020, the Company entered into a PPP Loan agreement with Silicon Valley Bank (“SVB”) under the PPP, which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company in good faith, has certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under this program, the Company received proceeds of $1.0 million from the PPP Loan. In accordance with the requirements of the PPP, the Company intends to use proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The PPP Loan has a 1.00% interest rate per annum, matures on April 24, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

On February 23, 2021, the Company submitted the application for PPP loan forgiveness, in accordance with the terms and conditions of the SBA’s Loan Forgiveness Application (revised June 24, 2020). On March 1, 2021, the Company received confirmation from the SBA, the PPP Loan has been forgiven in full including all interest incurred.

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

On September 14, 2020, the Company and the Lender entered into the second amendment to the credit agreement that increased the amount available under delayed draw term loans by $2.0 million. The Company borrowed $1.0 million of the available amount immediately and the remaining $1.0 million was available in increments of least $500 thousand with at least 30 days between borrowings and issued an additional 1,200,000 Series G Warrants. On November 13, 2020, the Company made the first additional draw of $500 thousand and on December 16, 2020, at the time of the next amendment, the Company made the final draw of $500 thousand available within the terms of this amendment. The Company evaluated the accounting related to the amendment and in conjunction with the warrants issued. Based on this analysis the Company determined the agreements are substantially different and extinguished the original credit agreement and recorded the amended credit agreement as a new debt at a fair value of $3.9 million. As a result, the Company recorded a debt discount of approximately $0.6 million and a $2.4 million loss on extinguishment of debt which is comprised of the fair value of the warrants and unamortized debt issuance cost with the original credit agreement, offset by the debt discount. At September 30, 2020 there was approximately $0.5 million of unamortized debt discount. Pursuant to the amendment of the credit agreement, the maturity date of the loans are March 31, 2021 and the loans bear interest at LIBOR plus 2.5%.

On December 16, 2020, the Company and the Lender entered into the third amendment to the credit agreement that increased the amount available under delayed draw term loans by an additional $4.0 million. The Company borrowed the entire $4.0 million of the available amount immediately and issued an additional 4,000,000 Series G Warrants. The Company evaluated the accounting related to the amendment and in conjunction with the warrants issued. Based on this analysis the Company determined the agreements are substantially different and extinguished the original credit agreement and recorded the amended credit agreement as a new debt at a fair value of $8.9 million. As a result, the Company recorded a debt discount of approximately $0.6 million and a $5.3 million loss on extinguishment of debt which is comprised of the fair value of the warrants and unamortized debt discount cost with the original credit agreement, offset by the debt discount related to the new debt. At December 31, 2020 there was approximately $0.5 million of unamortized debt discount. Pursuant to the amendment of the credit agreement, the maturity date of the loan is March 31, 2021 and the loans bear interest at LIBOR plus 2.5%.

On March 10, 2021, the Company and the Lender entered into the fifth amendment to the credit agreement. As part of this amendment the maturity date was amended from March 31, 2021 to March 31, 2022 or, if earlier, the date that is 15 days after the Company completes a capital raising transaction resulting in gross proceeds of at least $15 million. For further details see Note 16.

Asset Purchase Consideration Payable

The Company granted Apollo a first security interest in substantially all of the Company’s assets as security for the payment and performance when due of all of all of its obligations under the Asset Purchase Agreement, including the remaining asset purchase consideration. On October 28, 2019, the Company received the acknowledgement from Apollo of the termination of the security interest granted by the Company. The security interest was automatically terminated as a result of the Company completing a Qualified Financing, as defined in the Security Agreement, in connection with the Company’s previously disclosed Securities Purchase Agreement, dated June 13, 2019, and Warrant Exercise Agreement, dated September 23, 2019. The net present value of the secured asset purchase consideration payable was determined using a discount rate of 5.1%. At December 31, 2020 and 2019, the aggregate carrying value of the current and noncurrent asset purchase consideration payable of approximately $2.9 million and $4.6 million respectively, as adjusted for accretion of interest of approximately $0.6 million and $0.3 million, respectively.

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

(9)	Leases

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

Operating lease costs for the year ended December 31, 2020 were $0.3 million. Variable lease costs were not material.

Supplemental information related to operating leases is as follows:

Balance Sheet Information at December 31, 2020
Operating lease ROU assets	$465

Operating lease liabilities, current portion	$314
Operating lease liabilities, long-term portion	163
Total operating lease liabilities	$477

Cash Flow Information for the Year Ended December 31, 2020
Cash paid for amounts included in the measurement of operating leases liabilities	$323

Maturities of operating lease liabilities at December 31, 2019 were as follows:

Twelve months ending December 31,
2021	$331
2022	166
2023	—
Total lease payments	497
Less: imputed interest	20
Total lease liabilities	$477

Weighted-average remaining lease term at end of period (in years)	1.7
Weighted-average discount rate at end of period	5.1%

(10)	Equity

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

The Company had the following equity transactions during the years ended December 31, 2020 and 2019:

December 2020 Exercise of Warrants for Common Stock

On December 3, 2020, the Company issued 290,000 shares of common stock to two healthcare focused institutional investors, totaling 580,000 shares of common stock, as an exercise of pre-funded warrants issued in connection with the June 2019 and September 2019 private placement transactions. The Company received approximately $0.1 million in connection with these exercises.

June 2020 Cashless Exercise of Warrants for Common Stock

On June 23, 2020, the Company issued 58,981 shares of common stock as a cashless exercise of warrants issued to the placement agents in connection with the June 2019 private placement with healthcare focused institutional investors.

May 2020 Common Stock Issued for Professional Services

On May 28, 2020, the Company issued 50,000 shares of common stock, having an aggregate fair value of $0.2 million for ongoing professional services. The $0.2 million was recorded as a prepaid asset and will be amortized of the minimum life of the agreement.

April 2020 Exercise of Warrants for Common Stock

As discussed in Note 8 above, in connection with the credit agreement, the lender exercised its Series C and Series F warrants to purchase an aggregate of 5,085,834 shares of common stock with a current exercise price of $0.12 per warrant on April 15, 2020, in which the Company received net proceeds of $0.6 million.

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

During the year ended December 31, 2019, 156 shares of Series B Preferred Stock were converted into 1,040 shares of common stock. At December 31, 2020, the remaining 3 shares of Series B Preferred stock are convertible into 1,250 shares of common stock.

At December 31, 2020, the remaining 95,388 shares of Series C Convertible Preferred Stock, par value $0.001 per share, are convertible into 38 shares of common stock. The Series C Preferred Stock has no voting rights. In the event of any voluntary or involuntary liquidation of the Company, the Series C Preferred Stock holders shall be paid after other series of preferred stock, but take preferential treatment over common shareholders. The series C convertible preferred stock has a liquidation preference of $274.88 per share, or $692,691.05 per underlying share of common stock, or approximately $26.2 million in the aggregate. Holders of the series C convertible preferred stock have the right to convert their shares into shares of common stock instead of receiving the liquidation preference. In general, the series C convertible preferred stock is entitled to receive dividends (on an as-if-converted-to-common stock basis) actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. No other dividends will be paid on shares of series C convertible preferred stock.

(11)	Warrants

The Company’s grants of warrants to purchase common stock are primarily in connection with equity financings. See Note 10 for additional information about equity financings and the related issuance of warrants. Warrant activity was as follows:

	Shares
Balance December 31, 2018	127,540
Issued	16,934,170	(1)
Exercised	(3,451,642)	(2)
Cancelled	(139)
Balance December 31, 2019	13,609,929
Issued	6,400,000	(3)
Exercised	(5,724,815)	(4)
Cancelled	(1)
Balance December 31, 2020	14,285,113

(1)	Warrants issued in 2019 include 6,467,501 of pre-funded warrants sold in connection with private placements completed on June 18, 2019 and September 23, 2019 (“June 2019 Pre-funded Warrants” and “September 2019 Pre-funded Warrants”). The pre-funded warrants do not expire. In addition, in June 2019 institutional investors purchased 3,333,333 Series A warrants, 3,333,334 Series B warrants, and in September 2019 the institutional investors purchased 3,333,334 Series E warrants. As part of both the June 2019 and September 2019 purchases there were 466,668 of placement agent warrants issued. For further details of the June and September 2019 transactions, see Note 10 equity above.
(2)	Warrants exercised in 2019 51,667 of the November 2018 Pre-funded Warrants at their exercise price of $1.20 per share. Warrants exercised in 2019 also include 66,666 of the Series A warrants issued in November 2018 (“November 2018 Series A Warrants”) at their exercise price of $1.20 per share, as adjusted. Warrants exercised in 2019 also include 3,333,334 of Series B warrants issued in June 2019.
(3)	Warrants issued in 2020 include 6,400,000 of three issuances of Series G warrants.
(4)	Warrants exercised in 2020 include 3,089,413 of Series C pre-funded warrants at an exercise price of $0.12 per shares, 2,576,421 Series F pre-funded warrants at an exercise price of $0.12 per share and 58,981 of placement agent warrants.

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

Warrant Assumptions – 2020 Warrants Issued

The following table provides the assumptions used to calculate the fair value of the Series G warrants issued during 2020, using a Black-Scholes model:

	Warrants Outstanding	Strike Price	Volatility	Remaining Life	Risk Free Rate
First Issuance	1,200,000	3.70	97.0%	5.0	0.56%
Second Issuance	1,200,000	3.25	101.1%	5.0	0.27%
Third Issuance	4,000,000	3.50	100.8%	5.0	0.37%

Warrant Assumptions – 2019 Warrants Issued

The following table provides the assumptions used to calculate initial fair value using a Monte Carlo simulation model:

	Strike Price	Volatility	Remaining Life
Series A	$2.64	164.1%	5.22
Series B	$2.40	164.1%	1.22
Series E	$6.00	93.2%	5.11
Series F	$0.12	93.2%	5.11

The following table provides the assumptions used at November 12, 2019, using a Black-Scholes model:

	Warrants Outstanding	Strike Price	Volatility	Remaining Life	Risk Free Rate
Series A	3,333,333	$2.64	93.5%	5.1	1.73%
Placement Agent - June	233,334	$3.00	93.5%	4.7	1.73%
Series E	3,333,334	$6.00	93.5%	5.1	1.73%
Series F	3,264,167	$0.12	93.5%	5.1	1.73%
Placement Agent - September	233,334	$6.00	93.5%	4.9	1.73%

(12)	Revenue Disaggregation and Operating Segments

The following table presents the Company’s revenue disaggregated by product and geography:

	Year Ended
	December 31,
	2020	2019
United States	$8,275	$13,309
Australia	1,086	1,167
Europe	1,824	613
Rest of world	114	—
Total net revenue	$11,299	$15,089

●	The next largest individual country outside the U.S. for the years ended December 31, 2020 and 2019 was Australia, which was 9.6% and 7.7% of total revenues, respectively.

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

For the vBloc product line, the Company has a 5-year warranty on all implantable parts. vBloc sales began in 2015 and ended in 2018, so this warranty will go through 2023.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.

Practical Expedients

The Company has elected the practical expedient not to determine whether contracts with customers contain significant financing components for contracts with a duration of one year or less.

Operating Segments

The Company conducts operations worldwide and is managed in the following geographical regions: United States, Australia, Europe and rest of world (primarily in The Middle East). All regions sell the LAP-BAND product line, which consisted of nearly all our revenue and gross profit for the years ended December 31, 2020 and 2019. During the second half of 2020 there were minimal revenue and gross profit related to ReShapeCare as this product was just launched and there were no revenue or gross profit recorded for the ReShape Vest or Diabetes Bloc-Stim Neuromodulation in 2020 or 2019 because these two products are still in the development stage.

The Company’s geographic segments are reported based on the financial information provided to the Chief Operating Decision Maker (the Chief Executive Officer, or “CODM”). The Company’s CODM evaluates segment performance based on revenue and gross profit. The Company’s CODM does not use operating segment assets information to allocate resources or to assess performance of the operating segments and thus total segment assets have not been disclosed.

(13)	Stock-based Compensation

The ReShape Lifesciences Inc. Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”) provides for the grant of stock options or other stock-based awards to employees, officers, non-employee directors and outside consultants of the Company. In 2018, the Company’s stockholders approved an amendment to the Plan that increased the number of shares authorized for issuance by 26 shares. The Plan amendment in 2018 also added an automatic share increase provision that provides for an annual increase on January 1 of each year beginning in 2019 such that the number of shares of common stock authorized for issuance under the Plan is equal to 15% of the total shares of common stock outstanding, on an as converted basis, as of the last day of the immediately preceding fiscal year. The increased number of shares available for issuance under the Plan is subject to adjustment in accordance with certain provisions of the Plan. As of January 1, 2021, the number of shares authorized for issuance increased from 2,100,443 to 3,067,949 and there were 3,067,909 shares of common stock available for issuance under the Plan.

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

Stock option activity for the Plan is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	Per Share	Life (years)
Outstanding at December 31, 2018	28	$2,957,210.16
Shares reserved	—	—
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Outstanding at December 31, 2019	28	2,957,210.16
Options granted	—	—
Options exercised	—	—
Options cancelled	(3)	500,506.83
Outstanding at December 31, 2020	25	3,264,298.08	6.8
Exercisable at December 31, 2020	21	3,884,244.46	6.8
Vested and expected to vest at December 31, 2020	25	3,884,244.46	6.9

As of December 31, 2020, stock options under the Plan that were outstanding, exercisable and vested and expected to vest under had no intrinsic value.

Stock option activity for Inducement Grants is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	Per Share	Life (years)
Outstanding at December 31, 2018	18	$352,876.06
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Outstanding at December 31, 2019	18	352,876.06
Options granted	—	—
Options exercised	—	—
Options cancelled	(3)	532,766.92
Outstanding at December 31, 2020	15	316,897.88	7.1
Exercisable at December 31, 2020	15	316,897.88	7.1
Vested and expected to vest at December 31, 2020	15	316,897.88	7.1

As of December 31, 2020, Inducement Grants outstanding, exercisable and vested and expected to vest had no intrinsic value.

There were no stock options granted during the years ended December 31, 2020 and 2019. Compensation cost for stock options granted to employees is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis.

Compensation expense related to stock options was recognized as follows:

	Year Ended
	December 31,
	2020	2019
Sales and marketing	$—	$151
General and administrative	1,323	2,115
Research and development	—	45
Total stock-based compensation expense	$1,323	$2,311

As of December 31, 2020, there was approximately $0.3 million of total unrecognized compensation related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 1.2 years.

(14)	Income Taxes

Income tax expense (benefit) consists of the following:

	Year ended December 31,
	2020	2019
Deferred:
Federal	$(84)	$(276)
State	(2)	(867)
Deferred income tax provision (benefit)	(86)	(1,143)
Current:
Federal	—	—
State	1	18
Foreign	(96)	232
Total income tax provision (benefit), net	$(181)	$(893)

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year ended December 31,
	2020	2019
Income tax benefit at U.S. federal statutory rate	21.0%	21.0%
State income tax benefit, net of federal benefit	4.2%	3.9%
Stock warrant valuation	(10.2)%	(14.2)%
Other permanent differences	(0.6)%	(0.7)%
Research and development credit	—%	(0.2)%
Change in state tax rate	(0.3)%	—%
Foreign rate differential	0.5%	(0.1)%
Other adjustments	1.4%	0.3%
Change in valuation allowance	(15.2)%	(8.8)%
Effective income tax rate	0.8%	1.2%

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Start-up costs	$1,192	$1,208
Capitalized research and development costs	503	612
Reserves and accruals	9,235	8,180
Property and equipment	133	55
Research and development credit	1,194	1,194
Lease liability	41	118
State and local taxes	2	4
Net operating loss carryforwards	30,156	27,860
Total gross deferred tax assets	42,456	39,231
Valuation allowance	(39,803)	(36,349)
Deferred tax assets, net of valuation allowance	2,653	2,882
Intangible assets	(3,151)	(3,396)
Operating lease right-of-use assets	(117)	(188)
Total gross deferred tax liabilities	(3,268)	(3,584)
Net deferred tax liability	$(615)	$(702)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical losses, projections of losses in future periods and potential limitations pursuant to changes in ownership under Internal Revenue Code (“IRC”) Section 382, the Company provided a valuation allowance at both December 31, 2020 and 2019. The remaining net deferred tax liability at both December 31, 2020 and 2019 is the result of the deferred tax liability associated with the indefinite-lived intangible asset less the deferred tax asset associated with U.S. federal net operating loss and 163j interest limitation carryforward that do not expire. The Company has a policy that NOL’s are shown gross with valuation allowances with respect to IRC 382 limitations.

As of December 31, 2020 and 2019, the Company had U.S. federal net operating loss carryforwards of $77.2 million and $68.0 million, respectively. Of the total U.S. federal net operating loss carryforwards at December 31, 2020, $1.2 million is subject to a 20 year carryover period and will begin expiring in 2021. Losses generated beginning in 2018 will carryover indefinitely. The Company had state net operating loss carryforwards of $222.4 million and $212.7 million at December 31, 2020 and 2019, respectively and had foreign net operating loss carryforwards of $0.3 million and $0.4 million at December 31, 2020 and 2019, respectively. Net operating loss carryforwards of the Company are subject to review and possible adjustment by the taxing authorities. With certain exceptions (e.g. the net operating loss carryforwards), the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years prior to 2016. There are no tax examinations currently in progress.

The Company’s ability to utilize its net operating loss carryforwards, tax credits, and built-in items of deduction, including capitalized start-up costs and research and development costs, has been, and may continue to be substantially limited due to ownership changes. These ownership changes limit the amount of net operating loss carryforwards, credits and built-in items of deduction that can be utilized annually to offset future taxable income. In general, an ownership change, as defined in IRC Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups. Due to the valuation allowance against deferred tax assets at December 31, 2020, the net effect of any further limitation will have no impact on results of operations.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, a $2.0 trillion relief package comprising a combination of tax provisions and other stimulus measures. The CARES Act broadly provides entities tax payment relief and significant business incentives and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act, or the Tax Act. The tax relief measures for entities include a five-year net operating loss carry back, increases interest expense deduction limits, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The Act also provides other non-income tax benefits, including federal funding for a range of stabilization measures and emergency funding to assist those impacted by the COVID-19 pandemic. Similar legislation is being enacted in other jurisdictions in which the Company operates. ASC Topic 740, Income Taxes, requires the effect of changes in tax rates and laws on deferred tax balances to be recognized in the period in which new legislation is enacted. The enactment of the CARES Act and similar legislation in other jurisdictions in which the Company operates was not material to the Company's income tax benefit for the year ended December 31, 2020

The Company has adopted accounting standards which prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company's income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective income tax rate for the years ended December 31, 2020 and 2019. The Company’s policy is to classify interest and penalties related to income tax expense as tax expense. As of December 31, 2020, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits.

(15)	Commitments and Contingencies

Employee Arrangements and Other Compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $1.8 million at December 31, 2020. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of December 31, 2020 and 2019, approximately $1.3 million and $0.6 million was accrued for performance bonuses, which is included in accrued liabilities in the consolidated balance sheets.

Purchase Commitments

The Company generally purchases its products and accessories from a limited group of third-party suppliers through purchase orders. The Company had $1.7 million of purchase commitments as of December 31, 2020, for which the Company has not received the goods or services and which are expected to be purchased primarily within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary inventory to meet anticipated near term demand. Although open purchase orders are considered enforceable and legally binding, the Company may be able to cancel, reschedule, or adjust requirements prior to supplier fulfillment.

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

(16)	Subsequent Events

Agreement and Plan of Merger

On January 19, 2021, the Company entered into an agreement and plan of merger with Obalon Therapeutics, Inc., a Delaware corporation (“Obalon”) and Optimus Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Obalon (“Merger Sub”), pursuant to which Merger Sub will merge with and into ReShape as the surviving corporation and a wholly-owned subsidiary of Obalon (the “Merger”). As a result of the Merger, Obalon will be renamed “ReShape Lifesciences Inc.”

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, each outstanding share of ReShape common stock and series B convertible preferred stock will be converted into the right to receive shares of common stock of Obalon (“Obalon Shares”) based on the exchange ratio set forth in the Merger Agreement. Upon completion of the Merger, ReShape stockholders will own approximately 51% of the combined company’s outstanding common stock and Obalon stockholders will own approximately 49%, subject to the terms of the Merger Agreement. Obalon will, at the effective time of the Merger, assume the outstanding warrants and series C convertible preferred stock of ReShape, subject to the terms of the Merger Agreement. All outstanding stock options of ReShape will be cancelled and terminated at the effective time of the Merger without any right to receive any consideration. No fractional shares will be issued in connection with the Merger and Obalon will pay cash in lieu of any such fractional shares. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by the stockholders of ReShape and Obalon and the NASDAQ Stock Market’s approval of (i) the Listing of Additional Shares Notice covering the Obalon Shares to be issued in the Merger and (ii) the continued listing of the combined company following completion of the Merger ((i) and (ii) together, the “NASDAQ Approvals”). Pursuant to the Merger Agreement, ReShape has agreed to exercise its reasonable best efforts to take all necessary steps to obtain the NASDAQ Approvals following the execution of the Merger Agreement, which may include procuring additional equity or debt investments, financings or other capital raising efforts. The Merger Agreement contains specified termination rights for both ReShape and Obalon. If Obalon terminates the Merger Agreement as a result of ReShape’s breach of its covenant to use its reasonable best efforts to obtain the NASDAQ Approvals, or if either party terminates the Merger Agreement because the NASDAQ Approvals have not been obtained within 30 days following the later of the Obalon Stockholders’ Meeting and the ReShape Stockholders’ Meeting, then ReShape will be required to pay Obalon a $1.0 million termination fee, which amount has been deposited with a third-party escrow agent.

At the effective time of the Merger, the Board of Directors of the combined company is expected to consist of the five current members of the Board of Directors of ReShape and the executive officers of the combined company will be the current executive officers of ReShape.

In addition, under the terms of the Merger Agreement, Obalon has agreed to file with NASDAQ a Listing of Additional Shares Notice covering the Obalon shares to be issued in connection with the Merger on the NASDAQ Stock

Market and to seek approval of NASDAQ to change its name to ReShape Lifesciences Inc. and its trading symbol for its shares of common stock to “RSLS” upon the effective time of the Merger.

The Merger Agreement contains customary representations, warranties and covenants by ReShape and Obalon. ReShape and Obalon have agreed, among other things, subject to certain exceptions, not to (1) directly or indirectly initiate, seek, or solicit, or knowingly encourage or facilitate any offer or alternative proposal for specified alternative transactions, or (2) participate or engage in discussions or negotiations regarding such an offer or proposal with, or furnish any nonpublic information regarding such an offer or proposal to, any person that has made or, to ReShape’s or Obalon’s knowledge, is considering making such an offer or proposal, (3) terminate, amend, modify, or waive any standstill or similar obligation (subject to certain conditions), or (4) enter into any agreement with respect to an alternative proposal. In addition, certain covenants require each of the parties to use, subject to the terms and conditions of the Merger Agreement, their commercially reasonable efforts to cause the Merger to be consummated as promptly as practicable. Subject to certain exceptions, the Merger Agreement also requires each of ReShape and Obalon to call and hold stockholders’ meetings and requires the board of directors of each of ReShape and Obalon to recommend approval of the Merger.

Credit Facility Agreement

On January 19, 2021, concurrently with the execution of the Merger Agreement, ReShape entered into a Credit Facility Agreement (“Credit Facility Agreement”) with Armistice, which is ReShape’s existing secured lender and majority stockholder, pursuant to which Armistice agreed to provide ReShape with a $15.0 million line of credit that ReShape may access from time to time until December 31, 2022. ReShape has not drawn down any amounts under the Credit Facility Agreement, but any advances will bear interest at a rate per annum equal to the LIBOR rate plus 2.5%. Any advances under the Credit Facility Agreement would be subject to the Guarantee and Collateral Agreement between ReShape and Armistice dated March 25, 2020.

Under the terms of the Credit Facility Agreement, Armistice agrees that the transactions contemplated by the Merger Agreement will not be deemed an “Event of Default” under the Credit Agreement (as defined below) and agrees to waive its right to require ReShape to purchase any outstanding warrants to purchase capital stock of ReShape held by Armistice that may be triggered by the completion of the transactions contemplated by the Merger Agreement, including to the extent the Merger may be considered a “Fundamental Transaction” under the terms of such warrants.

Waiver of Bigger Capital Fund LP and District 2 Capital Fund, LP

On January 19, 2021, concurrently with the execution of the Merger Agreement, Bigger Capital Fund LP and District 2 Capital Fund, LP each waived its right to require ReShape to purchase any outstanding warrants to purchase capital stock of ReShape held by Bigger Capital Fund LP and District 2 Capital Fund, LP that may be triggered by the completion of the transactions contemplated by the Merger Agreement, including to the extent the Merger may be considered a “Fundamental Transaction” under the terms of such warrants.

Amendment to Credit Agreement

On January 19, 2021, concurrently with the execution of the Merger Agreement, ReShape and Armistice entered into a fourth amendment (the “Credit Agreement Amendment”) to the Credit Agreement, dated March 25, 2020 (as amended, the “Credit Agreement”), pursuant to which ReShape borrowed an additional $1.0 million, which amount was used to fund the $1.0 escrow fund securing the termination fee under the Merger Agreement described above. As an inducement to Armistice to enter into the amendment and make the additional loan contemplated thereby, ReShape issued to Armistice a warrant to purchase an aggregate of 1,000,000 shares of ReShape’s common stock, with an exercise price per share equal to $3.50.

On March 10, 2021, the Company and the Lender entered into the fifth amendment to the credit agreement, dated March 25, 2020. Under the terms of this amendment the maturity date as amended from March 31, 2021 to March 31, 2022 or, if earlier, the date that is 15 days after the Company completes a capital raising transaction resulting in gross proceeds of at least $15 million. As a result of this amendment, the Company retroactively reclassified the outstanding balance net of debt discount from a short-term liability to long-term as of December 31, 2020.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020.

Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of December 31, 2020 that the Company’s disclosure controls and procedures are designed at a reasonable assurance level and are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control–Integrated Framework (2013) issued by the Committee of sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2020.

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

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Director Compensation

Compensation for ReShape’s directors is designed to result in compensation that is competitive with that provided by comparably-sized, publicly-traded, medical device companies. For 2020 (i) each non-employee director received an annual retainer of $35,000 for serving on the Board, (ii) each non-employee director who served on the Audit Committee, the Compensation Committee or the Nominating and Governance Committee, other than the chair of each of the committees, received an additional annual retainer of $8,000, $5,000 and $3,000, respectively, (iii) each of the chairs of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee received an additional annual retainer of $17,500, $10,000 and $6,000, respectively, and (iv) ReShape’s Lead Director received a $15,000 annual retainer in that role.

ReShape reimburses all of its non-employee directors for reasonable travel and other expenses incurred in attending Board and committee meetings. Directors who also serve as employees of ReShape receive no additional compensation for serving as a director. Mr. Bandy is the only director who is also an employee of ReShape.

In February 2019, ReShape’s Board approved and adopted a Change in Control Plan (the “CIC Plan”), which provides for certain benefits and payments to members of the Board and certain members of its senior management team in the event of a change in control of ReShape, as defined in the CIC Plan. The CIC Plan was adopted to ensure that ReShape will have the continued dedication of members of the Board and certain members of ReShape’s senior management team, to diminish the distraction of such individuals that may occur as a result of a change in control, and to provide such individuals with compensation upon a change in control that is competitive with that of other similarly situated companies.

In the event of a change in control, a participant is entitled to receive a grant of shares of ReShape’s common stock immediately prior to the effective time of the change in control such that the total number of shares of common stock owned by the participant would equal the participant’s target percentage if such participant’s then current ownership percentage was less than their target percentage, which is calculated assuming the conversion of any outstanding shares of preferred stock and the exercise of any outstanding warrants, stock options and other equity-based awards.

The target percentage for each of ReShape’s non-employee directors is set forth below:

Target %
Dan Gladney	2.00%
Gary Blackford	1.00%
Lori McDougal	1.00%
Arda Minocherhomjee	1.00%

The ReShape Board has approved the termination of the CIC Plan subject to and effectively immediately prior to completion of the Merger. Therefore, the members of the ReShape Board will not be entitled to any compensation under the CIC Plan if the Merger is completed.

The following table shows the compensation of the non-employee members of ReShape’s Board during fiscal year 2020:

Director Compensation in 2020

	Fees Earned or
	Paid in Cash
Name(1)	($)(2)	Total ($)
Dan Gladney	60,500	60,500
Gary Blackford	59,000	59,000
Lori McDougal	57,500	57,500
Arda Minocherhomjee	51,000	51,000

________________________________________

(1)

Bart Bandy, who currently serves as President and Chief Executive Officer of ReShape, is not included in this table because he was an employee of ReShape during 2020 and thus received no compensation for his services as a director. The compensation that Mr. Bandy received as an employee of ReShape is shown in the “Summary Compensation Table.”

(2)	The amounts in this column include the annual Board of Director and committee retainer amounts for 2020 described above under the heading “Director Compensation.”

The directors held options as of December 31, 2020, as follows:

Name	Vested Options	Unvested Options
Dan Gladney	17	4
Gary Blackford	—	—
Lori McDougal	—	—
Arda Minocherhomjee	—	—

Audit Committee

We have a separately-designated standing Audit Committee of our Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee consists of Lori McDougal (Chair), Gary Blackford and Arda Minocherhomjee. All of the Audit Committee members meet the existing independence and experience requirements of the OTCQB Market and the SEC. Our Board of Directors has determined that Lori McDougal, our current Audit Committee Chair, is a financial expert under the rules of the SEC.

Code of Business Conduct and Ethics

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation earned by ReShape’s named executive officers during its fiscal years ended December 31, 2020 and 2019.

Summary Compensation Table

					Non-
					equity
					Incentive
				Option	Plan	All Other
Name and			Bonus	Awards	Compensation	Compensation
Principal Position	Year	Salary ($)	($)	($)	($)	($)	Total ($)
Bart Bandy(1)	2020	377,000	—	—	—	—	377,000
President and Chief Executive Officer	2019	292,500	—	—	—	—	292,500
Tom Stankovich(2)	2020	290,000	—	—	—	—	290,000
Chief Financial Officer	2019	53,461	—	—	—	—	53,461

________________________________________

(1)Mr. Bandy was hired as President and Chief Executive Officer effective as of April 1, 2019.

(2)Mr. Stankovich was hired as Chief Financial Officer effective as of October 30, 2019.

Employment Agreement with Bart Bandy

On August 26, 2019, ReShape entered into an executive employment agreement with Mr. Bandy, its President and Chief Executive Officer. The agreement has an initial term of one year and automatically renews for successive one year terms unless either party delivers written notice 90 days prior to the expiration of the current term or unless it is earlier terminated as described below. Pursuant to the agreement, Mr. Bandy is entitled to a base salary of $390,000, or a higher annual rate if approved by the Board of Directors, and to cash and equity awards pursuant to ReShape’s incentive compensation plan, contingent on Mr. Bandy meeting certain annual objectives determined by the Compensation Committee. The agreement establishes that Mr. Bandy is eligible for an annual incentive compensation of up to 50% of his base salary for that year. Mr. Bandy’s executive employment agreement also provides for the receipt of certain benefits upon the occurrence of particular termination events or a change in control. In addition, Mr. Bandy’s agreement includes a non-disclosure and assignment provision and non-competition, non-solicitation and no recruitment commitments each lasting for a period of one year following termination.

Offer Letter with Tom Stankovich

Pursuant to Mr. Stankovich’s offer letter, he will be paid an annual salary of $300,000 with a target bonus of up to 30% of his base salary. In addition, Mr. Stankovich would be entitled to severance equal to six months of his base salary if he is terminated by ReShape without cause.

Management Incentive Plan

ReShape’s Management Incentive Plan is designed to provide executive officers with annual incentive compensation based on the achievement of certain pre-established performance objectives. By utilizing a combination of objective and subjective performance factors critical to ReShape’s success, this program incentivizes ReShape’s executive officers to achieve results that benefit them and ReShape.

At the beginning of each year, the Compensation Committee approves, subject to review by the Board of Directors, new corporate objectives for the Management Incentive Plan. The objectives are established and measured on an annual basis to better align personal objectives with the direction and objectives of ReShape. When these objectives are established and approved, each objective, and, if applicable, the subparts to each objective, is weighted and assigned a percentage value relative to the corporate objectives taken as a whole. At that time, the Compensation Committee also establishes the maximum bonus amount for each of ReShape’s executive officers, based on a set percentage of each executive officer’s base salary, that the corporate objectives are worth. The Compensation Committee may modify or re-weight the objectives during the course of the fiscal year, if necessary, to reflect changes in ReShape’s business plan.

Change in Control Plan

The target percentages for Mr. Bandy and Mr. Stankovich under our CIC Plan, which is described in more detail above under the heading “Director Compensation,” are 4.0% and 1.25%, respectively. As discussed above, the ReShape Board has approved the termination of the CIC Plan subject to and effectively immediately prior to completion of the Merger. Therefore, Mr. Bandy and Mr. Stankovich will not be entitled to any compensation under the CIC Plan if the Merger is completed.

Long-Term Incentives

ReShape’s Second Amended and Restated 2003 Stock Incentive Plan, as amended, allows ReShape the opportunity to grant stock options, restricted stock and other equity-based awards. In general, ReShape reviews equity awards as incentives for future performance and not as compensation for past accomplishments. ReShape also believes that equity awards reward continued employment by an executive officer, with an associated benefit to ReShape of employee continuity and retention. The exercise price of stock options awarded by the Compensation Committee has been and will continue to be the closing sales price of ReShape’s common stock on the date of grant.

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

Outstanding Equity Awards at Fiscal Year-End

ReShape’s named executive officers did not hold any outstanding equity award at December 31, 2020.

Option Exercises and Stock Vested

There were no option exercises or restricted stock awards that vested during ReShape’s fiscal year ended December 31, 2020.

Pension Benefits

None of ReShape’s named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by ReShape.

Non-Qualified Deferred Compensation

ReShape currently does not have any non-qualified defined contribution plans or other deferred compensation plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plans

The following table sets forth information as of December 31, 2020 with respect to our equity compensation plans:

Number of Securities
	Number of		Weighted-	Remaining Available
	Securities to be		Average	for Future Issuance
	Issued Upon		Exercise Price	Under Equity
	Exercise of		of Outstanding	Compensation Plans
	Outstanding		Options,	(Excluding Securities
	Options, Warrants		Warrants and	Reflected in Second
Plan Category	and Rights		Rights	Column)
Equity compensation plans approved by security holders	25	(1)	$3,264,298.08	—	(2)
Equity compensation plans not approved by security holders	15	(3)	316,897.88	—
Total	40		$2,130,682.62	—

(1)	Consists of options awarded under the Second Amended and Restated 2003 Stock Incentive Plan, which was amended (the “Plan), as amended.
(2)

Represents the maximum number of shares of common stock available to be awarded under the Plan as of December 31, 2020. Pursuant to an automatic share increase provision in the Plan that provides for an annual increase on the first day of each year beginning in 2020 such that the number of shares of common stock available under the Plan equals 15% of the total shares of common stock outstanding as of the last day of the immediately preceding fiscal year, an additional 997,679 shares of common stock became available for issuance under the Plan on January 1, 2021.

(3)	Consists of the inducement grants awarded to executives and other employees, see Note 13 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(b) Security Ownership

The following table shows the beneficial ownership of ReShape Shares by each person or group who beneficially owned 5% or more of the outstanding ReShape Shares, each of ReShape’s directors, each of ReShape’s executive officers named in the Summary Compensation Table in this joint proxy statement/prospectus and ReShape’s directors and executive officers as a group, as of March 1, 2021. Percentage ownership calculations for beneficial ownership are based on 6,166,554 shares outstanding as of March 1, 2021. However, for purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which that person or persons has or have the right to acquire within 60 days following March 1, 2021 is deemed to be outstanding for that person’s calculation, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. For example, the percent of outstanding common stock reported for Armistice Capital, LLC assumes that it exercised all of its warrants reported below (all of which are currently exercisable), but that Bigger Capital Fund, LP did not exercise of any of its warrants (all of which are currently exercisable), and the percent of outstanding common stock reported for Bigger Capital assumes that it exercised all of its warrants reported below, but that Armistice Capital did not exercise any of its warrants. Therefore, the total percent of outstanding common stock reported for Armistice Capital and Bigger Capital exceeds 100%. The information regarding the beneficial owners of more than 5% of the outstanding ReShape Shares is based upon information supplied to us by ReShape’s directors, officers and principal stockholders or on Schedules 13D or 13G filed with the SEC. Unless otherwise noted, the directors and executive officers listed in the table have sole voting and investment power with respect to the shares of common stock owned by them and their address is c/o ReShape Lifesciences Inc., 1001 Calle Amanecer, San Clemente, California 92673.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percent of Outstanding Common Stock
5% Stockholders
Armistice Capital, LLC(1) 510 Madison Avenue, 7th Floor New York, New York 10022	17,980,277	95.6%
Bigger Capital Fund, LP(2) 175 W. Carver Street Huntington, NY 11743	2,833,340	33.8%
Directors and Executive Officers		*
Bart Bandy	0	*
Tom Stankovich	4,635	*
Dan Gladney(3)	22	*
Gary Blackford	0	*
Arda Minocherhomjee	0	*
Lori McDougal	0	*
All directors and executive officers as a group (6 persons)(3)	4,657	*

*	The percentage of shares of common stock beneficially owned does not exceed one percent of the outstanding shares of common stock.
(1)

Consists of (i) 5,330,277 shares of common stock, which represents 86.4% of ReShape’s common stock outstanding as of March 1, 2021, (ii) 2,652,000 shares of common stock issuable upon exercise of series A warrants at an initial exercise price of $2.64 per share, (iii) 2,652,000 shares of common stock issuable upon exercise of series E warrants at an initial exercise price of $6.00 per share, (iv) 1,200,000 shares of common stock issuable upon exercise of series G warrants at an initial exercise price of $3.70 per share, (v) 1,200,000 shares of common stock issuable upon exercise of series G warrants at an initial exercise price of $3.25 per share, and (vi) 5,000,000 shares of common stock issuable upon exercise of series G warrants at an initial exercise price of $3.50 per share.  The shares of common stock and warrants are held directly by Armistice Capital Master Fund Ltd. (the “Master Fund”), whose principal business address is c/o dms Corporate Services Ltd., 20 Genesis Close, P.O. Box 314, Grand Cayman KY1-1104, Cayman Islands. Armistice is an investment adviser registered with the SEC that is principally engaged in the business of providing investment management services to private investment vehicles, including the Master Fund. Steven Boyd is the managing member of Armistice Capital and a director of the Master Fund. Mr. Boyd’s principal business address is 510 Madison Avenue, 7th Floor, New York, New York 10022. Armistice Capital and Mr. Boyd may be deemed to be the beneficial owners of the shares reported as beneficially owned by the Master Fund. Each of the Master Fund, Armistice Capital and Mr. Boyd has the sole power to dispose or direct the disposition of 0 shares and the shared power to dispose or direct the disposition of all of the shares.

(2)

Consists of (i) 310,590 shares of common stock owned by District 2 Capital Fund LP (“District 2 CF”) and 304,413 shares of common stock owned by Bigger Capital Fund, LP (“Bigger Capital”), which collectively represents 9.9% of ReShape’s common stock outstanding as of March 1, 2021 (ii) 416,667 shares of common stock issuable upon exercise of series A warrants held by District 2 CF and 291,667 shares of common stock issuable upon exercise of series A warrants held by Bigger Capital at an initial exercise price of $2.64 per share (iii) 522,746 shares of common stock issuable upon exercise of prefunded warrants held by District 2 CF and 278,923 shares of common stock issuable upon exercise of prefunded warrants held by Bigger Capital at an exercise price of $0.12 per share, and (iv) 416,667 shares of common stock issuable upon exercise of series E warrants held by District 2 CF and 291,667 shares of common stock issuable upon exercise of series E warrants held by Bigger Capital at an exercise price of $6.00 per share. Bigger Capital Fund GP, LLC (“Bigger GP”) is a general partner of Bigger Capital and District 2 Capital LP (“District 2”) is the investment manager of District 2 CF. Michael Bigger is the managing member of Bigger GP and District and District 2 Holdings LLC (“District 2 Holdings”), which is the managing member of District 2 GP LLC (“District 2 GP”), the general partner of District 2 CF. Therefore, Mr. Bigger, District 2, District 2 Holdings and District 2 CF may be deemed to be the beneficial owner, and have the shared power to dispose of or direct the disposition, of the shares reported as beneficially owned by District 2 CF and Mr. Bigger and Bigger GP may be deemed to be the beneficial owner, and have the shared power to dispose of or direct the disposition, of the shares reported as beneficially owned by Bigger Capital.

(3)	Includes 18 shares subject to options exercisable by Mr. Gladney currently or within 60 days of March 1, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Person Transactions

In accordance with its written charter, our Audit Committee is responsible for reviewing all related party transactions as they are presented, and the approval of the Audit Committee is required for all such transactions. The term “related party transactions” refers to transactions required to be disclosed in our filings with the SEC pursuant to Item 404 of Regulation S-K. As a smaller reporting company, we are also required to review and approve any transaction, arrangement or relationship in which our company is a participant, the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and a related person has a direct or indirect material interest. In considering related party transactions, our Audit Committee is guided by its fiduciary duty to our stockholders. Our Audit Committee does not have any written or oral policies or procedures regarding the review, approval and ratification of transactions with related parties. Additionally, each of our directors and executive officers are required to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions. Our Nominating and Governance Committee and Board of Directors annually review all transactions and relationships disclosed in the director and officer questionnaires, and the Board makes a formal determination regarding each director’s independence.

Director Independence

Our Board of Directors reviews at least annually the independence of each director. During these reviews, our Board of Directors considers transactions and relationships between each director (and his or her immediate family and affiliates), ReShape Lifesciences and our management to determine whether any such transactions or relationships are inconsistent with a determination that the director was independent. This review is based primarily on responses of the directors to questions in a directors’ and officers’ questionnaire regarding employment, business, familial, compensation and other relationships with ReShape Lifesciences and our management. Our Board of Directors has determined that no transactions or relationships existed that would disqualify any of our directors under the OTCQB Market rules or require disclosure under SEC rules, with the exception of Bart Bandy, our President and Chief Executive Officer, and Dan Gladney, our former President and Chief Executive Officer, because of their current or former employment relationship with ReShape Lifesciences. Based upon that finding, the Board of Directors determined that Ms. McDougal and Messrs. Blackford and Mr. Minocherhomjee are “independent” and the composition of our Board of Directors meets the requirements for independence under the OTCQB Market. Each of our Audit and Compensation Committees is composed only of independent directors. Our Nominating and Governance Committee includes two independent directors who are responsible for our director nomination process.]

ITEM 14. PRINCIPAL ACCOUNTing FEES AND SERVICES

During 2020 and October 2019 through December 2019, BDO was retained as the Company’s independent auditor. January through September 2019, Deloitte & Touche was the Company’s independent auditor. The table below represents aggregate fees billed to provide audit services in the following categories by BDO (in thousands):

ear
	Year Ended December 31,
	2020	2019
Audit fees (1)	$246	$61
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$246	$61

The table below represents aggregate fees billed to provide audit services in the following categories by Deloitte & Touche (in thousands):

	Year Ended December 31,
	2020	2019
Audit fees (1)	$—	$530
Audit-related fees (2)	20	111
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$20	$641

(1)	Include aggregate fees for the audit of our consolidated financial statements and the three quarterly reviews of the Company’s reports on Form 10-Q and other SEC filings.
(2)	Fees for miscellaneous audit and consulting services.
(3)	Primarily for professional services rendered in connection with consultation on financial accounting and reporting standards.
(4)	For other permitted professional services.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Consolidated Financial Statements. See “Index to Consolidated Financial Statements” in Part II, Item 8 herein.
2.	Financial Statement Schedules. Other schedules are not applicable and have not been included herein.
3.	Exhibits

ITEM 16. FORM 10-K SUMMARY

Not applicable

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1

Asset Purchase Agreement, dated December 17, 2018, by and between the Company and Apollo Endosurgery, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2018).

2.2

Agreement and Plan of Merger, dated as of January 19, 2021, by and among Obalon Therapeutics, Inc. Optimus Merger Sub, Inc., and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2021).

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

3.7

Certificate of Amendment to Sixth Amended and Restated Certificate of Incorporation, dated June 1, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2018).

3.8*

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

10.1†

Second Amended and Restated 2003 Stock Incentive Plan, as amended on May 23, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2018).

Exhibit Number	Description of Document
10.2†

Form of Stock Option Grant Notice and Stock Option Agreement under Second Amended and Restated 2003 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017).

10.3

Form of Indemnification Agreement entered into by and between the Company and each of its executive officers and directors. (Incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

10.4†*	Executive Employment Agreement, dated August 26, 2019, by and between the Company and Barton P. Bandy.
10.5†*	Executive Employment Agreement, dated October 29, 2019, by and between the Company and Thomas Stankovich.
10.6†

Executive Employment Agreement, dated as of May 22, 2017, by and between the Company and Dr. Raj Nihalani (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2017).

10.7

Non-Competition and Non-Solicitation Agreement, dated as of May 22, 2017, by and between the Company and Dr. Raj Nihalani (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2017).

10.8†	2017 Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017).
10.9†

Form of Stock Option Grant Notice and Stock Option Agreement under 2017 Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017 (File No. 1-33818)).

10.10†	Management Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2008 (File No. 1-33818)).
10.11†

Amendments to the Management Incentive Plan described in Item 5.02(e). (Incorporated herein by reference to Item 5.02(e) of the Company’s Current Report on Form 8-K filed on May 10, 2016 (File No. 1-33818)).

10.12†

Amendments to the Management Incentive Plan described in Item 5.02(e). (Incorporated herein by reference to Item 5.02(e) of the Company’s Current Report on Form 8-K filed on September 20, 2016 (File No. 1-33818)).

10.13

Lease agreement, entered into January 20, 2017, by and between ReShape Medical, Inc. and San Clemente Holdings, LLC (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

10.14

Clinical Trial Agreement by and between the Company and Southern California Permanente Medical Group effective as of June 1, 2017 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2017 (File No. 1-33818)).

10.15

Form of Securities Purchase Agreement, dated June 13, 2019, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2019).

10.16

Form of Series A Warrant issued June 18, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2019).

10.17

Form of Series B Warrant issued June 18, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2019).

10.18

Form of Series C Pre-Funded Warrant issued June 18, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2019).

Exhibit Number	Description of Document
10.19

Form of Registration Rights Agreement, dated June 18, 2019 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2019).

10.20

Form of Warrant Exercise Agreement dated September 23, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2019).

10.21	Form of Series E Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K files with the Securities and Exchange Commission on September 30, 2019).
10.22	Form of Series F Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2019).
10.23

Form of Amended and Restated Registration Rights agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2019.

10.24†

ReShape Lifesciences Inc. Change in Control Plan, dated as of February 28, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2020).

10.25

Credit Agreement, dated March 25, 2020, by and between the Company and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2020).

10.26

First Amendment to Credit Agreement, dated March 31, 2020 by and between the Company and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2020).

10.27

Second Amendment to Credit Agreement, dated September 14, 2020, by and between the Company and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2020).

10.28

Third Amendment to Cred Agreement, dated December 16, 2020, by and between the Company and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2020).

10.29

Fourth Amendment to Credit Agreement, dated January 19, 2021, by and between the Company and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K file with the Securities and Exchange Commission on January 20, 2021).

10.30

Guarantee and Collateral Agreement, dated March 25, 2020, by and between the Company, ReShape Medical LLC and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2020

10.31

Registration Rights Agreement, dated March 25, 2020, by and between the Company and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2020).

10.32

Form of Series G Common Stock Purchase Warrant issued by the Company to Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on March 31, 2020).

10.33

Form of Voting and Support Agreement by and among the Company and certain stockholders of Obalon Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2021).

10.34

Credit Facility Agreement, dated as of January 19, 2021, by and between the Company and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2021).

Exhibit Number	Description of Document
14.1	Code of Conduct and Ethics of the Company. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).
21.1*	Subsidiaries of ReShape Lifesciences Inc.
23.1*	Consent of BDO USA LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page to this Form 10-K).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2020, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

Dated: March 10, 2021

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

Signature	Title	Date

/S/ BARTON P. BANDY	President, and Chief Executive Officer (principal executive officer)	March 10, 2021
Barton P. Bandy

/S/ Thomas Stankovich	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 10, 2021
Thomas Stankovich

/S/ DAN W. GLADNEY	Chairman of the Board	March 10, 2021
Dan W. Gladney

/S/ GARY D. BLACKFORD	Director	March 10, 2021
Gary D. Blackford

/S/ LORI C. MCDOUGAL	Director	March 10, 2021
Lori McDougal

/S/ ARDA MINOCHERHOMJEE	Director	March 10, 2021
Arda Minocherhomjee