Form 10-Q
period 2021-03-31
ReShape Lifesciences Inc.
filed 2021-05-17
CIK 1371217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, 6,166,554 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share amounts; unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$896	$2,957
Restricted cash	1,050	50
Accounts and other receivables (net of allowance for doubtful accounts of $442 and $968 respectively)	3,373	2,620
Inventory	2,095	2,244
Prepaid expenses and other current assets	836	1,073
Total current assets	8,250	8,944
Property and equipment, net	718	584
Operating lease right-of-use assets	390	465
Other intangible assets, net	26,612	27,022
Other assets	46	46
Total assets	$36,016	$37,061
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,637	$3,655
Accrued and other liabilities	4,017	3,630
Warranty liability, current	390	397
Debt, current portion, net of deferred financing costs	13,268	3,609
Operating lease liabilities, current	320	314
Total current liabilities	21,632	11,605
Debt, noncurrent portion	—	9,168
Operating lease liabilities, noncurrent	82	163
Warranty liability, noncurrent	979	1,022
Deferred income taxes	615	615
Total liabilities	23,308	22,573
Commitments, contingencies and subsequent events
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized:
Series B convertible preferred stock, $0.001 par value; 3 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Series C convertible preferred stock, $0.001 par value; 95,388 shares issued and outstanding at March 31, 2021 and December 31, 2020	1	1
Common stock, $0.001 par value; 275,000,000 shares authorized at March 31, 2021 and December 31, 2020; 6,166,554 shares issued and outstanding at both March 31, 2021 and December 31, 2020	6	6
Additional paid-in capital	532,504	529,429
Accumulated deficit	(519,701)	(514,827)
Accumulated other comprehensive loss	(102)	(121)
Total stockholders’ equity	12,708	14,488
Total liabilities and stockholders’ equity	$36,016	$37,061

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Operations

(dollars in thousands, except per share amounts; unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$3,221	$2,789
Cost of revenue	937	1,285
Gross profit	2,284	1,504
Operating expenses:
Sales and marketing	1,250	1,454
General and administrative	2,720	2,836
Research and development	571	1,295
Total operating expenses	4,541	5,585
Operating loss	(2,257)	(4,081)
Other expense (income), net:
Interest expense, net	599	104
Loss on extinguishment of debt, net	1,960	—
Loss on foreign currency exchange	33	144
Loss before income tax provision	(4,849)	(4,329)
Income tax expense (benefit)	25	(18)
Net loss	$(4,874)	$(4,311)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(0.70)	$(0.63)
Shares used to compute basic and diluted net loss per share	6,968,221	6,859,240

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Comprehensive Loss

(dollars in thousands; unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(4,874)	$(4,311)
Foreign currency translation adjustments	19	(48)
Other comprehensive income (loss), net of tax	19	(48)
Comprehensive loss	$(4,855)	$(4,359)

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity

(dollars in thousands; unaudited)

	Three Months Ended March 31, 2021
	Series B Convertible		Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2020	3	$—	95,388	$1	6,166,554	$6	$529,429	$(514,827)	$(121)	$14,488
Net loss	—	—	—	—	—	—	—	(4,874)	—	(4,874)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	19	19
Stock-based compensation expense	—	—	—	—	—	—	101	—	—	101
Issuance of warrants	—	—	—	—	—	—	2,974	—	—	2,974
Balance March 31, 2021	3	$—	95,388	$1	6,166,554	$6	$532,504	$(519,701)	$(102)	$12,708

	Three Months Ended March 31, 2020
	Series B Convertible		Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2019	3	$—	95,388	$1	391,739	$—	$517,311	$(493,197)	$(8)	$24,107
Net loss	—	—	—	—	—	—	—	(4,311)	—	(4,311)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(48)	(48)
Stock-based compensation expense	—	—	—	—	—	—	427	—	—	427
Issuance of warrants	—	—	—	—	—	—	1,393	—	—	1,393
Balance March 31, 2020	3	$—	95,388	$1	391,739	$—	$519,131	$(497,508)	$(56)	$21,568

See accompanying Notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands; unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,874)	$(4,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7	4
Amortization of intangible assets	411	417
Noncash interest expense	43	58
Loss on extinguishment of debt, net	1,960	—
Stock-based compensation	101	427
Bad debt expense	27	149
Provision for inventory excess and obsolescence	1	—
Amortization of debt discount and deferred debt issuance costs	461	47
Other noncash items	17	18
Change in operating assets and liabilities:
Accounts and other receivables	(780)	848
Inventory	182	60
Prepaid expenses and other current assets	237	(274)
Accounts payable and accrued liabilities	296	(865)
Warranty liability	(50)	173
Other	—	4
Net cash used in operating activities	(1,961)	(3,245)
Cash flows from investing activities:
Capital expenditures	(119)	—
Cash used in investing activities:	(119)	—
Cash flows from financing activities:
Proceeds from credit agreement	1,000	2,500
Payments of financing costs	—	(25)
Net cash provided by financing activities	1,000	2,475
Effect of currency exchange rate changes on cash and cash equivalents	19	(48)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,061)	(818)
Cash, cash equivalents and restricted cash at beginning of period	3,007	2,985
Cash, cash equivalents and restricted cash at end of period	$1,946	$2,167
Supplemental disclosure:
Cash paid for income taxes	$31	$—
Noncash investing and financing activities:
Fair value of warrants included as a component of loss on extinguishment of debt	$2,974	$—
Relative fair value of warrants classified as debt issuance costs	—	1,393
Capital expenditures accruals	141	—

See accompanying notes to Condensed Consolidated Financial Statements.

ReShape Lifesciences Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts; unaudited)

(1)  Basis of Presentation

The accompanying interim condensed consolidated financial statements and related disclosures of Reshape Lifesciences Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 11, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

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

Net Loss Per Share

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,
	2021	2020
Stock options	40	46
Convertible preferred stock	1,288	1,288
Warrants	14,483,446	8,342,428

Recent Accounting Pronouncements

New accounting standards adopted by the Company in 2021 are discussed below or in the related notes, where appropriate.

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes: ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. The adoption of this guidance on January 1, 2021 did not have a material impact on the Company’s consolidated financial statements.

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

As of March 31, 2021, the Company had net negative working capital of approximately $13.4 million. The Company’s principal source of liquidity as of March 31, 2021 consisted of approximately $1.9 million of cash and cash equivalents and restricted cash, and $3.4 million of accounts receivable. During January 2021, the Company entered into a $15.0 million Line of Credit with an institutional investor, which has not been drawn upon as of March 31, 2021. For further details see Note 5.

The Company’s anticipated operations include plans to (i) manufacture, and promote the sales and operations of the LAP-BAND® product line in order to expand sales domestically and internationally as well as to obtain cost savings synergies, (ii) introduce to the market place reshapecareTM, (iii) continue clinical testing of the ReShape Vest, (iv) continue development of the Diabetes Bloc-Stim Neuromodulation, (v) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third-party sales and licensing opportunities, and (vi) explore and capitalize on synergistic opportunities to expend our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care, which includes the pending merger with Obalon Therapeutics, Inc. pursuant to the merger agreement that was entered into with Obalon on January 19, 2021, for further details see Note 13. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities. However, the Company will ultimately need to achieve sufficient revenues from product sales and obtain additional debt or equity financing to support its operations.

COVID-19 Risk and Uncertainties and CARES Act

Additionally, on January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures have at times included the cessation of non-elective surgeries in Australia, Europe and the United States for all but emergency procedures. As a result of these mandates, on April 16, 2020, the Company implemented various short-term cost reductions and cash flow improvement actions, such as reducing the compensation for executives, management and key employees and decreasing operating expenses where possible. In addition, the Company identified temporary headcount reductions and made the decision to furlough a portion of its workforce. During the second quarter of 2020, the mandated closures began to ease in many areas throughout the world and within the United States. As a result of this, elective surgeries started back up again through various parts of the world, which led to improved sales progressing through the third quarter. Even after the COVID-19 outbreak has subsided, the Company may continue to experience materially adverse impact on its financial condition and results of operation. Additionally, on June 15, 2020, the Company ended the temporary pay reductions and the furloughed employees returned to work. The full impact of the COVID-19 outbreak continues to evolve and it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce and has taken actions to mitigate the impact including among other things, temporary reductions in pay, and furloughs of certain positions along with deferrals in payment for cash preservation. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act established the Paycheck Protection Program (“PPP”) under which the Company received a PPP loan described in more detail in Note 8 below. On February 3, 2021, the Company submitted the application for PPP loan forgiveness according to the terms and conditions of the SBA’s Loan Forgiveness Application (Revised June 24, 2002). On March 1, 2021, the Company received confirmation from the SBA that, the PPP Loan had been forgiven in full including all interest incurred. For further details, see Note 5.

(3)  Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following:

Inventory:

	March 31,	December 31,
	2021	2020
Raw materials	$214	$174
Sub-assemblies	749	733
Finished goods	1,132	1,337
Total inventory	$2,095	$2,244

Prepaid expenses and other current assets:

	March 31,	December 31,
	2021	2020
Prepaid insurance	$381	$619
Prepaid contract research organization expenses	214	295
Other	241	159
Total prepaid expenses and other current assets	$836	$1,073

Accrued and other liabilities:

	March 31,	December 31,
	2021	2020
Payroll and benefits	$2,106	$1,735
Accrued professional services	556	446
Customer deposits	397	398
Taxes	358	265
Accrued insurance premium	287	272
Other	313	514
Total accrued and other liabilities	$4,017	$3,630

(4) Intangible Assets

Indefinite-lived intangible assets consist of in-process research and development (“IPR&D”) for the ReShape Vest recorded in connection with the Company’s acquisition of BarioSurg, Inc. The Company’s finite-lived intangible assets consists of developed technology, trademarks and tradenames, and covenant not compete. The estimated useful lives of these finite-lived intangible assets ranges from 3 to 10 years. The amortization expenses for both the three months ended March 31, 2021 and 2020 was $0.4 million.

(5)  Debt

	March 31,	December 31,
	2021	2020
Asset purchase consideration	$2,902	$2,867
Credit agreement	10,500	9,500
PPP Loan	—	955
Total debt	13,402	13,322
Less: unamortized debt discount	134	545
Less: current portion of debt	13,268	3,609
Debt, noncurrent portion	$—	$9,168

Credit Facility

On January 19, 2021, the Company entered into a $15.0 million Line of Credit with an institutional investor that the Company may access from time to time until December 31, 2022. As of March 31, 2021, the Company has not drawn down any amounts under the Credit Facility. Any advances would bear interest at a rate per annum equal to the LIBOR rate plus 2.5% and would be subject to the Guarantee and Collateral Agreement between the Company and the institutional investor dated March 25, 2020.

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

On February 23, 2021, the Company submitted the application for PPP loan forgiveness, in accordance with the terms and conditions of the SBA’s Loan Forgiveness Application (revised June 24, 2020). On March 1, 2021, the Company received confirmation from the SBA that the PPP Loan was forgiven in full including all interest incurred, which resulted in a gain on debt extinguishment of $1.0 million, during the three months ended March 31, 2021.

Under the provisions of the CARES Act, the Company is eligible for a refundable employee retention credit subject to certain criteria. The Company recognized a $0.3 million employee retention credit during the three months ended March 31, 2021.

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

On September 14, 2020, the Company and the Lender entered into an amendment to the credit agreement that increased the amount available under delayed draw term loans by $2.0 million. The Company borrowed $1.0 million of the available amount immediately and the remaining $1.0 million will be available in increments of least $500 thousand with at least 30 days between borrowings and issued an additional 1,200,000 Series G Warrants. The Company evaluated the accounting related to the amendment and in conjunction with the warrants issued. Based on this analysis the Company determined the agreements are substantially different and extinguished the original credit agreement and recorded the amended credit agreement as a new debt at a fair value of $3.9 million. As a result in 2020, the Company recorded a debt discount of approximately $0.6 million and a $2.4 million loss on extinguishment of debt which is comprised of the fair value of the warrants and unamortized debt issuance cost with the original credit agreement, offset by the debt discount. Pursuant to the amendment of the credit agreement, the maturity date of the loans was March 31, 2021 and the loans bear interest at LIBOR plus 2.5%.

On December 16, 2020, the Company and the Lender entered into the third amendment to the credit agreement that increased the amount available under delayed draw term loans by an additional $4.0 million. The Company borrowed the entire $4.0 million of the available amount immediately and issued an additional 4,000,000 Series G Warrants. The Company evaluated the accounting related to the amendment and in conjunction with the warrants issued. Based on this analysis the Company determined the agreements are substantially different and extinguished the original credit agreement and recorded the amended credit agreement as a new debt at a fair value of $8.9 million. As a result in 2020, the Company recorded a debt discount of approximately $0.6 million and a $5.3 million loss on extinguishment of debt which is comprised of the fair value of the warrants and unamortized debt discount cost with the original credit agreement, offset by the debt discount related to the new debt. At December 31, 2020 there was approximately $0.5 million of unamortized debt discount. Pursuant to the amendment of the credit agreement, the maturity date of the loan was March 31, 2021 and the loans bear interest at LIBOR plus 2.5%.

On January 19, 2021, the Company and the Lender entered into an amendment to the credit agreement that increased the amount available under delayed draw term loans by $1.0 million, which was used to fund the $1.0 million escrow fund securing the termination fee under the Merger Agreement and issued an additional 1,000,000 Series G Warrants. The Company evaluated the accounting related to the amendment and in conjunction with the warrants issued. Based on this analysis the Company determined the agreements are substantially different and extinguished the original credit agreement and recorded the amended credit agreement as a new debt at a fair value of $10.0 million. As a result, during the three months ended March 31, 2021, the Company recorded a debt discount of approximately $0.5 million and a $3.0 million loss on extinguishment of debt, which is comprised of the fair value of the warrants and unamortized debt issuance cost with the original credit agreement, offset by the debt discount. At March 31, 2021, there was approximately $0.1 million of unamortized debt discount. Pursuant to the amendment of the credit agreement, the maturity date of the loans are March 31, 2021 and the loans bear interest at LIBOR plus 2.5%.

On March 10, 2021, the Company and the Lender entered into an amendment to the credit agreement that extended the maturity date from March 31, 2021 to March 31, 2022. The Company has accounted for this amendment as a debt modification. The associated unamortized debt discount on the January 19, 2021 amendment of $0.1 million, will be amortized as interest expense over the term of the amended credit agreement.

Asset Purchase Consideration Payable

The asset purchase consideration payable related to the Company’s December 2018 acquisition of the Lap-Band product line from Apollo Endosurgery, Inc. (“Apollo”), was initially recorded at net present value using a discount rate of 5.1%. The asset purchase consideration payable was originally secured by a first security interest in substantially all of the Company’s assets, but that security interest terminated in accordance with its terms in October 2019. At March 31,

2021, the aggregate carrying value of the current asset purchase consideration payable of approximately $2.9 million, as adjusted for accretion of interest of approximately $0.6 million.

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

Operating lease costs was $0.1 million for both the three months ended March 31, 2021 and 2022. Variable lease costs were not material.

Supplemental information related to operating leases is as follows:

Balance Sheet Information at March 31, 2021
Operating lease ROU assets	$390

Operating lease liabilities, current portion	$320
Operating lease liabilities, long-term portion	82
Total operating lease liabilities	$402

Cash Flow Information for the Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of operating leases liabilities	$81

Maturities of operating lease liabilities were as follows:

Twelve months ending March 31,
2022	$333
2023	83
2024	—
Total lease payments	416
Less: imputed interest	14
Total lease liabilities	$402

Weighted-average remaining lease term at end of period (in years)	1.2
Weighted-average discount rate at end of period	5.1

(7)  Equity

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

(8) Warrants

On January 19, 2021, the Company issued 1,000,000 Series G Warrants to an institutional investor in connection with an amendment to the credit agreement. The Series G Warrants were valued at $3.0 million using the fair value approach at the time of issuance and was recorded as a component of the loss on extinguishment of debt during the three months ended March 31, 2021, see Note 5 above for details. The fair value of the Series G Warrants was determined using a Black Scholes option pricing model using a risk free rate of 0.45%, an expected term of five years; expected dividends of zero and expected volatility of 97.1%.

On December 16, 2020, the Company issued 4,000,000 Series G Warrants to an institutional investor in connection with an amendment to the credit agreement. The Series G Warrants were valued at $5.6 million using the fair value approach at the time of issuance and was recorded as a component of the loss on extinguishment of debt in 2020, see Note 5 above for details. The fair value of the Series G Warrants was determined using a Black Scholes option pricing model using a risk free rate of 0.37%, an expected term of five years; expected dividends of zero and expected volatility of 100.8%.

On September 14, 2020, the Company issued 1,200,000 Series G Warrants to an institutional investor in connection with an amendment to the credit agreement. The Series G Warrants were valued at $2.9 million using the fair value approach at the time of issuance and was recorded as a component of the loss on extinguishment of debt in 2020, see Note 5 above for details. The fair value of the Series G Warrants was determined using a Black Scholes option pricing model using a risk-free interest rate of 0.27%, an expected term of five years; expected dividends of zero and expected volatility of 101.1%.

On March 25, 2020, the Company issued 1,200,000 Series G Warrants to an institutional investor in connection with the credit agreement, see Note 5 above for details. The Series G Warrants were valued at $1.4 million using the relative fair value approach at the time of issuance and was recorded as deferred debt issuance cost in 2020. The relative fair value of the Series G Warrants was determined using a Black Scholes option pricing model using a risk-free interest rate of 0.56%; an expected term of five years; expected dividends of zero and expected volatility of 97.00%.

(9) Revenue Disaggregation and Operating Segments

The Company conducts operations worldwide and has sales in the following regions: United States, Australia, Europe and Rest of World. For the three months ended March 31, 2021 and 2020, the Company primarily only sold the LAP-BAND product line. The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended
	March 31,
	2021	2020
United States	$2,520	$1,954
Australia	293	298
Europe	379	537
Rest of world	29	—
Total net revenue	$3,221	$2,789

*The next largest individual country outside the United States was Australia for the three months ended March 31, 2021 and 2020 which was 9.1% and 10.7%, respectively, of total revenues.

Operating Segments

The Company conducts operations worldwide and is managed in the following geographical regions: United States, Australia, Europe and the Rest of World (primarily in The Middle East). All regions sell the LAP-BAND product line, which consisted of nearly all our revenue and gross profit for the three months ended March 31, 2021 and 2020. During the second half of 2020 the Company launched reshapecare, which had minimal revenue for the three months ended March 31, 2021 and no revenue for the three months ended March 31, 2020. The Company anticipates generating more reshapecare revenue late in the second quarter and in to the second half of the year. There was no revenue or gross profit recorded for the ReShape Vest or Diabetes Bloc-Stim Neuromodulation for the three months ended March 31, 2021 and 2020 as these two products are still in the development stage.

(10) Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter the Company updates its estimate of the annual effective tax rate. The Company’s quarter tax provision, and quarterly estimate of annual effective tax rate, are subject to significant volatility due to several factors, including the Company’s ability to accurately predict pre-tax income and loss. During the three months ended March 31, 2021, a $25 thousand tax expense was recorded, primarily due to projected income in Australia and Netherlands. During the three months ended March 31, 2020, an $18 thousand tax benefit was recorded, due to the valuation allowance on deferred tax assets.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical losses, projections of losses in future periods and potential limitations pursuant to changes in ownership under Internal Revenue Code (“IRC”) Section 382, the Company provided a valuation allowance at both March 31, 2021 and December 31, 2020.

(11)  Stock-based Compensation

Stock-based compensation expense related to stock options issued under the ReShape Lifesciences Inc. Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”) and as inducement grants for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31,
	2021	2020
General and administrative	$101	$427
Total stock-based compensation expense	$101	$427

As of March 31, 2021, there was approximately $0.1 million of total unrecognized compensation costs related to unvested stock option awards, which are to be recognized over a weighted-average period of 0.9 years. There were no stock options granted during both the three months ended March 31, 2021 and 2020.

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

(13) Subsequent Events and Merger

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

Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by the stockholders of ReShape and Obalon and the NASDAQ Stock Market’s approval of (i) the Listing of Additional Shares Notice covering the Obalon Shares to be issued in the Merger and (ii) the continued listing of the combined company following completion of the Merger ((i) and (ii) together, the “NASDAQ Approvals”). Pursuant to the Merger Agreement, ReShape has agreed to exercise its reasonable best efforts to take all necessary steps to obtain the NASDAQ Approvals following the execution of the Merger Agreement, which may include procuring additional equity or debt investments, financings or other capital raising efforts. The Merger Agreement contains specified termination rights for both ReShape and Obalon. If Obalon terminates the Merger Agreement as a result of ReShape’s breach of its covenant to use its reasonable best efforts to obtain the NASDAQ Approvals, or if either party terminates the Merger Agreement because the NASDAQ Approvals have not been obtained within 30 days following the later of the Obalon Stockholders’ Meeting and the ReShape Stockholders’ Meeting, then ReShape will be required to pay Obalon a $1.0 million termination fee, which has been deposited with a third-party escrow agent.

At the effective time of the Merger, the Board of Directors of the combined company is expected to consist of the five current members of the Board of Directors of ReShape, and the executive officers of the combined company will be the current executive officers of ReShape

In addition, under the terms of the Merger Agreement, Obalon has agreed to file with NASDAQ a Listing of Additional Shares Notice covering the Obalon shares to be issued in connection with the Merger on the NASDAQ Stock Market and to seek approval of NASDAQ to change its name to ReShape Lifesciences Inc. and its trading symbol for its shares of common stock to “RSLS” upon the effective time of the Merger.

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

On April 13, 2021, the Company filed with the SEC the Definitive Proxy Statement regarding the merger proposal with Obalon. The Company held a Special Stockholders Meeting on May 13, 2021, in which the shareholders of the Company approved the merger. Obalon concurrently held a Special stockholders Meeting on May 13, 2021. To achieve a quorum for Obalon’s Special Meeting, a majority of voting power must be present or represented by proxy and as of May 13, 2021, approximately 45.5% of such shares were present or represented and approximately 96% had voted in for of the proposals. In the absence of quorum and votes necessary to approve the proposals in connection with the Merger, Obalon adjourned the meeting until May 25, 2021 in order to solicit additional votes.

ITEM  2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Except for the historical information contained herein, the matters discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "could," "intends," "might," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in the "Risk Factors" section included in Item 1A of our Annual Report on Form 10-K filed on March 11, 2021.

Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

We are the premier global weight-loss solutions company, offering an integrated portfolio of proven products and services that manage and treat obesity and associated metabolic disease. Our primary operations are in the following geographical areas: United States, Australia and certain European and Middle Eastern countries. Our current portfolio includes the LAP-BAND Adjustable Gastric Banding System, reshapecare virtual health coaching program, the ReShape Vest an investigational device to help treat more patients with obesity, and the Diabetes Bloc-Stim Neuromodulation device, a technology under development as a new treatment for type 2 diabetes mellitus. There has been no revenue recorded for the ReShape Vest or the Diabetes Bloc-Stim Neuromodulation as these products are still in the development stage.

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

On January 19, 2021, concurrently with the execution of the Merger Agreement, ReShape entered into a Credit Facility Agreement (“Credit Facility Agreement”) with Armistice, which is ReShape’s existing secured lender and majority stockholder, pursuant to which Armistice agreed to provide ReShape with a $15.0 million line of credit that ReShape may access from time to time until December 31, 2022. ReShape has not drawn down any amounts under the Credit Facility Agreement. Any advances will bear interest at a rate per annum equal to the LIBOR rate plus 2.5%, and would be subject to the Guarantee and Collateral Agreement between ReShape and Armistice dated March 25, 2020.

On January 19, 2021, the Company entered into the fourth amendment to the credit agreement that increased the amount available under the delayed draw term loans by $1.0 million, of which all funds were received upfront and used for the escrow fund securing the termination fee under the Merger Agreement. The maturity date of the loans under the credit agreement, including those under the amendment was March 31, 2021.

On March 1, 2021, the Company received confirmation from the SBA that the PPP Loan was forgiven in full including all interest incurred.

On March 10, 2021, the Company entered into the fifth amendment to the credit agreement that extended the maturity date from March 31, 2021 to March 31, 2022.

On April 13, 2021, the Company filed with the SEC the Definitive Proxy Statement regarding the merger proposal with Obalon. The Company held a Special Stockholders Meeting on May 13, 2021, in which the shareholders of the Company approved the merger. Obalon concurrently held a Special stockholders Meeting on May 13, 2021. To achieve a quorum for Obalon’s Special Meeting, a majority of voting power must be present or represented by proxy and as of May 13, 2021, approximately 45.5% of such shares were present or represented and approximately 96% had voted in for of the proposals. In the absence of quorum and votes necessary to approve the proposals in connection with the Merger, Obalon adjourned the meeting until May 25, 2021 in order to solicit additional votes.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of net revenue (in thousands):

	Three Months Ended March 31,
	2021		2020
Revenue	$3,221	100.0%	$2,789	100.0%
Cost of goods sold	937	29.1%	1,285	46.1%
Gross profit	2,284	70.9%	1,504	53.9%
Operating expenses:
Sales and marketing	1,250	38.8%	1,454	52.1%
General and administrative	2,720	84.4%	2,836	101.7%
Research and development	571	17.7%	1,295	46.4%
Total operating expenses	4,541	141.0%	5,585	200.3%
Operating loss	(2,257)	(70.1)%	(4,081)	(146.3)%
Other expense (income), net:
Interest expense, net	599	18.6%	104	3.7%
Loss on extinguishment of debt, net	1,960	60.9%	—	—%
Loss on foreign currency	33	1.0%	144	5%
Loss before income tax provision	(4,849)	(150.5)%	(4,329)	(155.2)%
Income tax expense (benefit)	25	0.8%	(18)	(1)%
Net loss	$(4,874)	(151.3)%	$(4,311)	(154.6)%

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

The following table contains a reconciliation of non-GAAP net loss to GAAP net loss attributable to common stockholders for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
GAAP net loss	$(4,874)	$(4,311)
Adjustments:
Interest expense, net	599	104
Income tax expense (benefit)	25	(18)
Depreciation and amortization	418	421
Stock-based compensation expense	101	427
Loss on extinguishment of debt, net	1,960	—
Non-GAAP loss	$(1,771)	$(3,377)

Comparison of Results of Operations

Three months ended March 31, 2021 and March 31, 2020

Net Revenue: The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the three months ended March 31, 2021 and 2020, as well as the percentage of each location to total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended March 31,				Amount	Percentage
	2021		2020		Change	Change
United States	$2,520	78.2%	$1,954	70.1%	$566	29.0%
Australia	293	9.1%	298	10.7%	(5)	(1.7)%
Europe	379	11.8%	537	19%	(158)	(29.4)%
Rest of World	29	0.9%	-	—%	29	100.0%
Total net revenue	$3,221	100.0%	$2,789	100.0%	$432	15.5%

Revenue totaled $3.2 million for the three months ended March 31, 2021, compared to $2.8 million for the same period in 2020. The primary reason for the increase in revenue of $0.4 million, or 15.5%, is due to a $0.6 million increase in sales for the United States, offset by a $0.2 million decrease internationally. Although the COVID 19 pandemic restrictions began to lessen for elective surgeries domestically, there were still several regions that were heavily effected internationally.

Cost of Goods Sold and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the three months ended March 31, 2021 and 2020, as well as the percentage compared to total revenue and amount of change and percentage of change (dollars in thousands):

	Three Months Ended March 31,				Amount	Percentage
	2021		2020		Change	Change
Revenue	$3,221	100.0%	$2,789	100.0%	$432	15.5%
Cost of goods sold	937	29.1%	1,285	46.1%	(348)	(27.1)%
Gross profit	$2,284	70.9%	$1,504	53.9%	$780	51.9%

Gross Profit. Gross profit for the three months ended March 31, 2021 was $2.3 million compared to $1.5 million for the same period in 2020, an increase of $0.8 million. Gross profit as a percentage of total revenue for the three months ended March 31, 2021 was 70.9% compared to 53.9% for the same period in 2020. The increase in gross profit margin is primarily due to increased volume, as revenue increased 15.5%, lower overhead department expenses, and improved product mix with higher domestic sales, which have a higher gross profit margin than international sales.

Operating Expenses: The following table summarizes our unaudited operating expenses for the three months ended March 31, 2021 and 2020, as well as the percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended March 31,				Amount	Percentage
	2021		2020		Change	Change
Sales and marketing	$1,250	38.8%	$1,454	52.1%	$(204)	(14.0)%
General and administrative	2,720	84.5%	2,836	101.7%	(116)	(4.1)%
Research and development	571	17.7%	1,295	46.5%	(724)	(55.9)%
Total operating expenses	$4,541	141.0%	$5,585	200.3%	$(1,044)	(18.7)%

Sales and Marketing Expense. Sales and marketing expenses for the three months ended March 31, 2021 decreased by $0.2 million, or 14.0%, to $1.3 million, compared to $1.5 million for the same period in 2020. The decrease is mainly due to a decrease in payroll related expenses of $0.2 million, primarily a result of the Employee Retention Credit received as a part of the CARES Act, and a reduction in consulting fees of $0.1 million. This was offset by an increase of $0.1 million in advertising and marketing expenditures as the Company expects to focus more efforts on advertising and marketing for 2021.

General and Administrative Expense. General and administrative expenses for the three months ended March 31, 2021 decreased by $0.1 million, or 4.4%, to $2.7 million, compared to $2.8 million for the same period in 2020. The decrease is primarily due to decreases in stock-based compensation expense of $0.3 million from lack of stock option grants, $0.1 million in bad debt expense on improved collections, and $0.1 million in travel and entertainment expenses from reduced travel during the COVID 19 pandemic. This was offset by an increase in audit, consulting, legal and professional services of $0.4 million primarily related to the proposed merger with Obalon.

Research and Development Expense. Research and development expenses for the three months ended March 31, 2021 decreased by $0.7 million, or 55.9%, to $0.6 million, compared to $1.3 million for the same period in 2020. The decrease is primarily a result of a slowdown in clinical trials for the ReShape Vest due to the COVID 19 pandemic.

Net Interest Expense. Net interest expense for the three months ended March 31, 2021 increased $0.5 million to $0.6 million compared to $0.1 million for the same period in 2020. The primary reason for the increase is due to the amortization of debt discount recorded as interest expense, related to the credit agreement with an institutional investor.

Loss on Extinguishment of Debt, Net. Loss on extinguishment of debt, net for the three months ended March 31 2021 was $2.0 million, which consisted of $3.0 million related to the fair value of the warrants issued in connection with the January 19, 2021 credit agreement amendments. This was offset by a $1.0 million gain on the full extinguishment of our PPP loan, as we received official confirmation of forgiveness on March 1, 2021.

Income Tax Expense (Benefit). An income tax expense of $25 thousand was recorded for the three months ended March 31, 2021, primarily related to projected income in Australia and Netherlands, compared to a benefit of $18 thousand for the three months ended March 31, 2020.

Liquidity and Capital Resources

We have financed our operations to date principally through the sale of equity securities and debt financings. During the three months ended March 31, 2021 and 2020, we received proceeds of $1.0 million and $2.5 million, respectively, from the credit agreement with an institutional investor. As of March 31, 2021, we had $1.9 million of cash and cash equivalents, including $1.1 million of restricted cash. During March of 2021, the Company received confirmation from the SBA that the PPP Loan was forgiven in full including all interest incurred.

In January 2021, we successfully obtained a $15.0 million line of credit with an institutional investor, and entered into an agreement to merge with Obalon resulting in the removal of the going concern opinion. The Company anticipates this will result in the combined company’s common stock being traded on the NASDAQ Capital Market. Obalon is currently traded on the NASDAQ Stock Exchange under the ticker OBLN. As of March 31, 2021, the Company has not made a draw on this Credit Facility.

The Company is also pursuing further funding options, including seeking additional equity or debt financing to support the expansion of the LAP-BAND product line, the introduction of reshapecare to the market place; and the continued development and successful commercialization of the ReShape Vest and the ReShape Diabetes Bloc-Stim Neuromodulation.

The following table summarizes our change in cash and cash equivalents and restricted cash (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net cash used in operating activities	$(1,961)	$(3,245)
Net cash used in investing activates	(119)	—
Net cash provided in financing activities	1,000	2,475
Effect of exchange rate changes	19	(48)
Net change in cash and cash equivalents	$(1,061)	$(818)

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations was $2.0 million and $3.2 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, net cash used in operating activities was primarily the result of our net loss of $4.9 million, partially offset by non-cash adjustments for amortization of intangible assets of $0.4 million, net loss on extinguishment of debt of $2.0 million, stock-based compensation expense of $0.1 million, and amortization of debt discount of $0.5 million. In addition, we had an increase in sales that resulted in a cash inflow related to inventory of $0.2 million. We also had a positive cash effect due to prepayments made late in 2020 of $0.2 million, as well as a positive cash effect related to accounts payable and accrued liabilities of $0.3 million. This was offset by a $0.8 million negative cash effect from increased accounts receivable primarily attributable to late sales during the first quarter.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $0.1 million, comprised of capital expenditures related to the process of moving manufacturing from Costa Rica to the United States, and product development.

There was no cash used in investing activities for the three months ended March 31, 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2021, due to $1.0 million received from the credit agreement with an institutional investor.

Net cash provided by financing activities of $2.5 million for the three months ended March 31, 2020, consisted of proceeds received from the credit agreement with an institutional investor.

Operating Capital and Capital Expenditure Requirements

Our anticipated operations include plans to (i) integrate the sales and operations of the Company with the LAPBAND product line in order to expand sales domestically and internationally as well as to obtain cost savings synergies, (ii) introduce to the market place reshapecare, (iii) continue clinical test of the ReShape Vest, (iv) continue development of the Diabetes Bloc-Stim Neuromodulation, (v) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third-party sales and licensing opportunities, and (vi) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.

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

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our ReShape Vest and Diabetes Bloc-Stim Neuromodulation, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the ReShape Vest and Diabetes Bloc-Stim Neuromodulation or other additional products and successfully deliver a commercial product to the market. Our future capital requirements will depend on many factors, including, but not limited to, the following:

●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	the cost of establishing clinical and commercial supplies of our ReShape Vest and Diabetes Bloc-Stim Neuromodulation, and any products that we may develop;
●	the rate of market acceptance of our ReShape Vest and Diabetes Bloc-Stim Neuromodulation and any other product candidates;
●	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;
●	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;
●	the effect of competing products and market developments;
●	the cost of explanting clinical devices;
●	the terms and timing of any collaborative, licensing or other arrangements that we may establish;
●	any revenue generated by sales of our Lap-Band, reshapecare, ReShape Vest, Diabetes Bloc-Stim Neuromodulation or future products;
●	the scope, rate of progress, results and cost of our clinical trials and other research and development activities;
●	the cost and timing of obtaining any further required regulatory approvals; and

●	the extent to which we invest in products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 37-38 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes from the information discussed therein.

During the three months ended March 31, 2021 there were no material changes to our significant accounting policies which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements.

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

Based on their evaluation as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed at a reasonable level and effective as of the end of the period covered in the report in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM  1A.    RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. “Risk Factors” of our 2020 Annual Report on Form 10-K filed on March 11, 2021.

ITEM  2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Uses of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities

None.

ITEM  3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5.       OTHER INFORMATION

Not applicable.

ITEM  6.       EXHIBITS

Exhibit No.	Description

10.1	Fifth Amendment to Credit Agreement, dated March 10, 2021, by and between the Company and Armistice Capital Master Fund Ltd.

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

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2021, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: May 17, 2021